Form 10-Q
period 2019-03-31
CSX CORP
filed 2019-04-17
CIK 277948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR
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
Yes ( ) No (X)
There were 809,163,666 shares of common stock outstanding on March 31, 2019 (the latest practicable date that is closest to the filing date).

CSX Q1 2019 Form 10-Q p.1

CSX CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

CSX Q1 2019 Form 10-Q p.2

CSX CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED INCOME STATEMENTS (Unaudited)
(Dollars in millions, except per share amounts)

	First Quarters
	2019	2018

Revenue	$3,013	$2,876
Expense
Labor and Fringe	672	696
Materials, Supplies and Other	478	482
Depreciation	330	323
Fuel	233	255
Equipment and Other Rents	100	101
Equity Earnings of Affiliates	(19)	(25)
Total Expense	1,794	1,832

Operating Income	1,219	1,044

Interest Expense	(178)	(149)
Other Income - Net	23	17
Earnings Before Income Taxes	1,064	912

Income Tax Expense	(230)	(217)
Net Earnings	$834	$695

Per Common Share (Note 2)
Net Earnings Per Share, Basic	$1.02	$0.78
Net Earnings Per Share, Assuming Dilution	$1.02	$0.78

Average Shares Outstanding (In millions)	814	885
Average Shares Outstanding, Assuming Dilution (In millions)	817	888

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS (Unaudited)
(Dollars in millions, except per share amounts)

	First Quarters
	2019	2018
Total Comprehensive Earnings (Note 12)	$836	$596

See accompanying notes to consolidated financial statements.

CSX Q1 2019 Form 10-Q p.3

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	(Unaudited)
	March 31, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,188	$858
Short-term Investments	822	253
Accounts Receivable - Net (Note 9)	1,106	1,010
Materials and Supplies	241	263
Other Current Assets	122	181
Total Current Assets	3,479	2,565

Properties	44,826	44,805
Accumulated Depreciation	(12,838)	(12,807)
Properties - Net	31,988	31,998

Investment in Conrail	948	943
Affiliates and Other Companies	845	836
Right-of-Use Lease Asset (Note 5)	550	—
Other Long-term Assets	344	387
Total Assets	$38,154	$36,729

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$1,019	$949
Labor and Fringe Benefits Payable	406	550
Casualty, Environmental and Other Reserves (Note 4)	112	113
Current Maturities of Long-term Debt (Note 8)	18	18
Income and Other Taxes Payable	193	106
Other Current Liabilities	178	179
Total Current Liabilities	1,926	1,915

Casualty, Environmental and Other Reserves (Note 4)	207	211
Long-term Debt (Note 8)	15,748	14,739
Deferred Income Taxes - Net	6,743	6,690
Long-term Lease Liability (Note 5)	502	—
Other Long-term Liabilities	583	594
Total Liabilities	25,709	24,149

Shareholders' Equity:
Common Stock, $1 Par Value	809	818
Other Capital	267	249
Retained Earnings	12,011	12,157
Accumulated Other Comprehensive Loss (Note 12)	(659)	(661)
Noncontrolling Interest	17	17
Total Shareholders' Equity	12,445	12,580
Total Liabilities and Shareholders' Equity	$38,154	$36,729

See accompanying notes to consolidated financial statements.

CSX Q1 2019 Form 10-Q p.4

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CASH FLOW STATEMENTS (Unaudited)
(Dollars in millions)

	Three Months
	2019	2018

OPERATING ACTIVITIES
Net Earnings	$834	$695
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation	330	323
Deferred Income Taxes	51	54
Gain on Property Dispositions	(27)	(32)
Equity Earnings of Affiliates	(19)	(25)
Cash Payments for Restructuring Charge	—	(12)
Other Operating Activities	(14)	6
Changes in Operating Assets and Liabilities:
Accounts Receivable	(56)	(50)
Other Current Assets	22	(19)
Accounts Payable	74	64
Income and Other Taxes Payable	150	127
Other Current Liabilities	(172)	(165)
Net Cash Provided by Operating Activities	1,173	966

INVESTING ACTIVITIES
Property Additions	(353)	(368)
Proceeds from Property Dispositions	48	52
Purchase of Short-term Investments	(813)	—
Proceeds from Sales of Short-term Investments	250	8
Other Investing Activities	(2)	(8)
Net Cash Used In Investing Activities	(870)	(316)

FINANCING ACTIVITIES
Long-term Debt Issued (Note 8)	1,000	2,000
Dividends Paid	(195)	(194)
Shares Repurchased	(796)	(836)
Other Financing Activities	18	(41)
Net Cash Provided by Financing Activities	27	929

Net Increase in Cash and Cash Equivalents	330	1,579

CASH AND CASH EQUIVALENTS
Cash and Cash Equivalents at Beginning of Period	858	401
Cash and Cash Equivalents at End of Period	$1,188	$1,980

See accompanying notes to consolidated financial statements.

CSX Q1 2019 Form 10-Q p.5

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY
(Dollars in Millions)

	Common Shares Outstanding (Thousands)	Common Stock and Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(a)	Non-controlling Interest	Total Shareholders' Equity

Balance December 31, 2018	818,180	$1,067	$12,157	$(661)	$17	$12,580
Comprehensive Earnings:
Net Earnings	—	—	834	—	—	834
Other Comprehensive Income (Note 12)	—	—	—	2	—	2
Total Comprehensive Earnings						836

Common stock dividends, $0.24 per share	—	—	(195)	—	—	(195)
Share Repurchases	(11,540)	(12)	(784)	—	—	(796)
Stock Option Exercises and Other	2,524	21	(1)	—	—	20
Balance March 31, 2019	809,164	$1,076	$12,011	$(659)	$17	$12,445

Balance December 31, 2017	889,851	$1,107	$14,084	$(486)	$16	$14,721
Comprehensive Earnings:
Net Earnings	—	—	695	—	—	695
Other Comprehensive Loss (Note 12)	—	—	—	(99)	—	(99)
Total Comprehensive Earnings						596

Common stock dividends, $0.22 per share	—	—	(194)	—	—	(194)
Share Repurchases	(14,966)	(15)	(821)	—	—	(836)
Stock Option Exercises and Other	469	(2)	109	—	(3)	104
Balance March 31, 2018	875,354	$1,090	$13,873	$(585)	$13	$14,391

(a) Accumulated Other Comprehensive Loss balances shown above are net of tax. The associated taxes were $179 million and $160 million as of March 31, 2019 and March 31, 2018, respectively. For additional information, see Note 12, Other Comprehensive Income.

See accompanying notes to consolidated financial statements.

CSX Q1 2019 Form 10-Q p.6

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

CSXT is also responsible for the Company's real estate sales, leasing, acquisition and management and development activities. In addition, as substantially all real estate sales, leasing, acquisition and management and development activities are focused on supporting railroad operations, all results of these activities are included in operating income.

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

Basis of Presentation
In the opinion of management, the accompanying consolidated financial statements contain all normal, recurring adjustments necessary to fairly present the following:

•	Consolidated income statements for the quarter ended March 31, 2019 and March 31, 2018;

•	Condensed consolidated comprehensive income statements for the quarter ended March 31, 2019 and March 31, 2018;

•	Consolidated balance sheets at March 31, 2019 and December 31, 2018;

•	Consolidated cash flow statements for the three months ended March 31, 2019 and March 31, 2018; and

•	Consolidated statements of changes in shareholders' equity for the three months ended March 31, 2019 and March 31, 2018.

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

CSX Q1 2019 Form 10-Q p.7

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.    Nature of Operations and Significant Accounting Policies, continued

Fiscal Year
The Company's fiscal periods are based upon the calendar year. Except as otherwise specified, references to “first quarter(s)” or “three months” indicate CSX's fiscal periods ending March 31, 2019 and March 31, 2018, and references to "year-end" indicate the fiscal year ended December 31, 2018.

New Accounting Pronouncements
Pronouncements adopted in 2019
In February 2016, the FASB issued ASU, Leases, which requires lessees to recognize most leases on their balance sheets as a right-of-use asset with a corresponding lease liability. Lessor accounting under the standard is substantially unchanged. Additional qualitative and quantitative disclosures are also required. CSX adopted the standard effective January 1, 2019 using the cumulative-effect adjustment transition method, which applies the provisions of the standard at the effective date without adjusting the comparative periods presented. The Company adopted the following practical expedients and elected the following accounting policies related to this standard update:

•	Carry forward of historical lease classifications and current accounting treatment for existing land easements;

•	Short-term lease accounting policy election allowing lessees to not recognize right-of-use assets and liabilities for leases with a term of 12 months or less; and

•	The option to not separate lease and non-lease components for certain equipment lease asset categories such as freight car, vehicles and work equipment.

Adoption of this standard resulted in the recognition of operating lease right-of-use assets and corresponding lease liabilities of $534 million on the consolidated balance sheet as of January 1, 2019. This amount is lower than previous estimates due to a lease amendment. The Company’s accounting for finance leases remained substantially unchanged. The standard did not materially impact operating results or liquidity. Disclosures related to the amount, timing and uncertainty of cash flows arising from leases are included in Note 5, Leases.

Pronouncements to be adopted
In June 2016, the FASB issued ASU Measurement of Credit Losses on Financial Instruments, which replaces current methods for evaluating impairment of financial instruments not measured at fair value, including trade accounts receivable and certain debt securities, with a current expected credit loss model. CSX will adopt this new standard update effective January 1, 2020, and does not expect it to have a material effect on the Company's results of operations.

CSX Q1 2019 Form 10-Q p.8

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2.    Earnings Per Share

The following table sets forth the computation of basic earnings per share and earnings per share, assuming dilution:

	First Quarters
	2019	2018
Numerator (Dollars in millions):
Net Earnings	$834	$695

Denominator (Units in millions):
Average Common Shares Outstanding	814	885
Other Potentially Dilutive Common Shares	3	3
Average Common Shares Outstanding, Assuming Dilution	817	888

Net Earnings Per Share, Basic	$1.02	$0.78
Net Earnings Per Share, Assuming Dilution	$1.02	$0.78

Basic earnings per share is based on the weighted-average number of shares of common stock outstanding. Earnings per share, assuming dilution, is based on the weighted-average number of shares of common stock outstanding and common stock equivalents adjusted for the effects of common stock that may be issued as a result of potentially dilutive instruments. CSX's potentially dilutive instruments are made up of equity awards, including performance units and employee stock options.

When calculating diluted earnings per share, the potential shares that would be outstanding if all outstanding stock options were exercised are included. This number is different from outstanding stock options because it is offset by shares CSX could repurchase using the proceeds from these hypothetical exercises to obtain the common stock equivalent. Approximately 600 thousand and 800 thousand of total average outstanding stock options for the first quarters ended March 31, 2019 and March 31, 2018, respectively, were excluded from the diluted earnings per share calculation because their effect was antidilutive.

Share Repurchases
In February 2018, the Company announced an increase to the $1.5 billion share repurchase program first announced in October 2017, bringing the total authorized to $5 billion. This program was completed on January 16, 2019. Also on January 16, 2019, the Company announced a new $5 billion share repurchase program. During the first quarters of 2019 and 2018, the Company repurchased approximately $796 million, or 12 million shares, and $836 million, or 15 million shares, respectively.

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

CSX Q1 2019 Form 10-Q p.9

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2.    Earnings Per Share, continued

Share repurchases may be made through a variety of methods including, but not limited to, open market purchases, purchases pursuant to Rule 10b5-1 plans, accelerated share repurchases and negotiated block purchases. The timing of share repurchases depends upon management's assessment of marketplace conditions and other factors, and the program remains subject to the discretion of the Board of Directors. Future share repurchases are expected to be funded by cash on hand, cash generated from operations and debt issuances. Shares are retired immediately upon repurchase. In accordance with the Equity Topic in the ASC, the excess of repurchase price over par value is recorded in retained earnings.

Dividend Increase
On February 6, 2019, the Company announced a 9 percent increase to the quarterly dividend from $0.22 per share of common stock to $0.24 per share of common stock, payable on March 15, 2019 to shareholders of record at the close of business on February 28, 2019.

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

Share-based compensation expense for awards under share-based compensation plans and purchases made as part of the employee stock purchase plan is measured using the fair value of the award on the grant date and is recognized on a straight-line basis over the service period of the respective award. Total pre-tax expense and income tax benefits associated with share-based compensation are shown in the table below. Income tax benefits include impacts from option exercises and the vesting of other equity awards.

	First Quarters
(Dollars in millions)	2019	2018

Share-Based Compensation Expense:
Performance Units	$6	$6
Stock Options	2	4
Restricted Stock Units and Awards	2	1
Stock Awards for Directors	2	2
Employee Stock Purchase Plan	1	—
Total Share-Based Compensation Expense	$13	$13
Income Tax Benefit	$28	$8

CSX Q1 2019 Form 10-Q p.10

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3.     Share-Based Compensation, continued

Long-term Incentive Plan
On February 6, 2019, the Company granted approximately 300 thousand performance units to certain employees under a new long-term incentive plan ("LTIP") for the years 2019 through 2021, which was adopted under the CSX Stock and Incentive Award Plan. During first quarter 2018, approximately 350 thousand performance units were granted pursuant to the corresponding LTIP.

Payouts of performance units for the cycle ending with fiscal year 2021 will be based on the achievement of goals related to both operating ratio and free cash flow, in each case excluding non-recurring items as disclosed in the Company's financial statements. The cumulative operating ratio and cumulative free cash flow over the plan period will each comprise 50% of the payout and will be measured independently of the other.

Grants were made in performance units, with each unit representing the right to receive one share of CSX common stock, and payouts will be made in CSX common stock. The payout range for participants will be between 0% and 200% of the target awards depending on Company performance against predetermined goals. Payouts for certain executive officers are subject to formulaic upward or downward adjustment by up to 25%, capped at an overall payout of 225%, based upon the Company's total shareholder return relative to specified comparable groups over the performance period. The fair values of the performance units awarded during the quarters ended March 31, 2019 and March 31, 2018 were calculated using a Monte-Carlo simulation model with the following weighted-average assumptions:

	First Quarters
	2019	2018
Weighted-average assumptions used:
Annual dividend yield	1.4%	1.6%
Risk-free interest rate	2.5%	2.3%
Annualized volatility	27.63%	29.15%
Expected life (in years)	2.9	2.9

Stock Options
Also, on February 6, 2019, the Company granted approximately 843 thousand stock options along with the corresponding LTIP. The fair value of stock options on the date of grant was $17.45 per option, which was calculated using the Black-Scholes valuation model. These stock options were granted with ten-year terms and vest over three years in equal installments each year on the anniversary of the grant date. The exercise price for stock options granted equals the closing market price of the underlying stock on the date of grant. These awards are time-based and are not based upon attainment of performance goals. During first quarter 2018, approximately 950 thousand stock options were granted pursuant to the corresponding LTIP.

CSX Q1 2019 Form 10-Q p.11

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3.     Share-Based Compensation, continued

The fair values of all stock option awards during first quarters 2019 and 2018 were estimated at the grant date with the following weighted average assumptions:

	First Quarters
	2019	2018
Weighted-average grant-date fair value	$17.45	$14.62

Stock options valuation assumptions:
Annual dividend yield	1.3%	1.5%
Risk-free interest rate	2.6%	2.6%
Annualized volatility	25.8%	27.0%
Expected life (in years)	6.0	6.5

Other pricing model inputs:
Weighted-average grant-date market price of CSX stock (strike price)	$68.09	$54.07

Restricted Stock Units
Finally, on February 6, 2019, the Company granted approximately 65 thousand restricted stock units along with the corresponding LTIP. The restricted stock units vest three years after the date of grant. Participants receive cash dividend equivalents on the unvested shares during the restriction period. These awards are time-based and are not based upon CSX's attainment of operational targets. For information related to the Company's other outstanding long-term incentive compensation, see CSX's most recent annual report on Form 10-K. During first quarter 2018, approximately 85 thousand restricted stock units were granted pursuant to the corresponding LTIP. Restricted stock units are paid-out in CSX common stock on a one-for-one basis.

Employee Stock Purchase Plan
In May 2018, shareholders approved the 2018 CSX Employee Stock Purchase Plan (“ESPP”) for the benefit of Company employees. The Company registered 4 million shares of common stock that may be issued pursuant to this plan. Under the ESPP, employees may contribute between 1% and 10% of base compensation, after-tax, to purchase up to $25,000 of CSX common stock per year at 85% of the closing market price on either the grant date or the last day of the six-month offering period, whichever is lower. During the quarter ended March 31, 2019, 105 thousand shares of CSX stock were issued at a weighted average purchase price of $52.81 per share. These issuances were related to employee contributions in 2018.

CSX Q1 2019 Form 10-Q p.12

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.    Casualty, Environmental and Other Reserves

Personal injury and environmental reserves are considered critical accounting estimates due to the need for significant management judgment. Casualty, environmental and other reserves are provided for in the consolidated balance sheets as shown in the table below.

	March 31, 2019			December 31, 2018
(Dollars in millions)	Current	Long-term	Total	Current	Long-term	Total

Casualty:
Personal Injury	$41	$100	$141	$40	$103	$143
Occupational	10	44	54	10	46	56
Total Casualty	51	144	195	50	149	199
Environmental	38	42	80	39	41	80
Other	23	21	44	24	21	45
Total	$112	$207	$319	$113	$211	$324

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

Casualty
Casualty reserves of $195 million and $199 million as of March 31, 2019 and December 31, 2018, respectively, represent accruals for personal injury, occupational disease and occupational injury claims. During second quarter 2018, the Company increased its self-insured retention amount for these claims from $50 million to $75 million per occurrence for claims occurring on or after June 1, 2018. Currently, no individual claim is expected to exceed the self-insured retention amount. In accordance with the Contingencies Topic in the ASC, to the extent the value of an individual claim exceeds the self-insured retention amount, the Company would present the liability on a gross basis with a corresponding receivable for insurance recoveries. These reserves fluctuate based upon the timing of payments as well as changes in estimate. Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. Most of the Company's casualty claims relate to CSXT. Defense and processing costs, which historically have been insignificant and are anticipated to be insignificant in the future, are not included in the recorded liabilities.

CSX Q1 2019 Form 10-Q p.13

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

Environmental
Environmental reserves were $80 million as of each March 31, 2019 and December 31, 2018. The Company is a party to various proceedings related to environmental issues, including administrative and judicial proceedings involving private parties and regulatory agencies. The Company has been identified as a potentially responsible party at approximately 226 environmentally impaired sites. Many of these are, or may be, subject to remedial action under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), also known as the Superfund Law, or similar state statutes. Most of these proceedings arose from environmental conditions on properties used for ongoing or discontinued railroad operations. A number of these proceedings, however, are based on allegations that the Company, or its predecessors, sent hazardous substances to facilities owned or operated by others for treatment, recycling or disposal. In addition, some of the Company's land holdings were leased to others for commercial or industrial uses that may have resulted in releases of hazardous substances or other regulated materials onto the property and could give rise to proceedings against the Company.

In any such proceedings, the Company is subject to environmental clean-up and enforcement actions under the Superfund Law, as well as similar state laws that may impose joint and several liability for clean-up and enforcement costs on current and former owners and operators of a site without regard to fault or the legality of the original conduct. These costs could be substantial.

CSX Q1 2019 Form 10-Q p.14

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

Other
Other reserves of $44 million and $45 million as of March 31, 2019 and December 31, 2018, respectively. These reserves include liabilities for various claims, such as property, automobile and general liability. Also included in other reserves are longshoremen disability claims related to a previously owned international shipping business (these claims are in runoff) as well as claims for current port employees.

CSX Q1 2019 Form 10-Q p.15

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.     Leases

CSX has various lease agreements with terms up to 50 years, including leases of land, land with integral equipment (e.g. track), buildings and various equipment. Some leases include options to purchase, terminate or extend for one or more years. These options are included in the lease term when it is reasonably certain that the option will be exercised.

At inception, the Company determines if an arrangement contains a lease and whether that lease meets the classification criteria of a finance or operating lease. Some of the Company’s lease arrangements contain lease components (e.g. minimum rent payments) and non-lease components (e.g. maintenance, labor charges, etc.). The Company generally accounts for each component separately based on the estimated standalone price of each component. For certain equipment leases, such as freight car, vehicles and work equipment, the Company accounts for the lease and non-lease components as a single lease component.

Certain of the Company’s lease agreements include rental payments that are adjusted periodically for an index or rate. The leases are initially measured using the projected payments adjusted for the index or rate in effect at the commencement date. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Operating Leases
Operating leases are included in right-of-use lease assets, other current liabilities and long-term lease liabilities on the consolidated balance sheets. These assets and liabilities are recognized at the commencement date based on the present value of remaining lease payments over the lease term using the Company’s secured incremental borrowing rates or implicit rates, when readily determinable. Short-term operating leases, which have an initial term of 12 months or less, are not recorded on the balance sheet.

Lease expense for operating leases is recognized on a straight-line basis over the lease term. Variable lease expense is recognized in the period in which the obligation for those payments is incurred. Lease expense is included in equipment and other rents on the consolidated income statements and is reported net of lease income. Lease income is not material to the results of operations for the quarter ended March 2019.

CSX Q1 2019 Form 10-Q p.16

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.     Leases, continued

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of March 31, 2019.

(Dollars in Millions)	March 31, 2019
Maturity of Lease Liabilities	Lease Payments
2019 (remaining)	$41
2020	56
2021	49
2022	44
2023	38
Thereafter	1,241
Total undiscounted operating lease payments	$1,469
Less: Imputed interest	(914)
Present value of operating lease liabilities	$555

Balance Sheet Classification
Current lease liabilities (recorded in other current liabilities)	$53
Long-term lease liabilities	502
Total operating lease liabilities	$555

Other Information
Weighted-average remaining lease term for operating leases	33 years
Weighted-average discount rate for operating leases	5.0%

Cash Flows
An initial right-of-use asset of $534 million was recognized as a non-cash asset addition with the adoption of the new lease accounting standard. Additional right-of-use assets of $30 million were recognized as non-cash asset additions that resulted from new operating lease liabilities during first quarter 2019. Cash paid for amounts included in the present value of operating lease liabilities was $14 million during first quarter 2019 and is included in operating cash flows.

Operating Lease Costs
Operating lease costs were $18 million during first quarter 2019. These costs are primarily related to long-term operating leases, but also include immaterial amounts for variable leases and short-term leases with terms greater than 30 days.

Finance Leases
Finance leases are included in properties - net and long-term debt on the consolidated balance sheets. The associated amortization expense and interest expense are included in depreciation and interest expense, respectively, on the consolidated income statements. These leases are not material to the consolidated financial statements as of March 31, 2019.

CSX Q1 2019 Form 10-Q p.17

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6.    Commitments and Contingencies

Insurance
The Company maintains insurance programs with substantial limits for property damage (which includes business interruption) and third-party liability.  A certain amount of risk is retained by the Company on each of the property and liability programs. The Company has a $50 million per occurrence retention for floods and named windstorms and a $25 million per occurrence retention for property losses other than floods and named windstorms. For claims occurring on or after June 1, 2018, the Company increased its self-insured retention for third-party liability claims from $50 million to $75 million per occurrence. While the Company believes its insurance coverage is adequate, future claims could exceed existing insurance coverage or insurance may not continue to be available at commercially reasonable rates.

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

The Company is able to estimate a range of possible loss for certain legal proceedings for which a loss is reasonably possible in excess of reserves established. The Company has estimated this range to be $4 million to $102 million in aggregate at March 31, 2019. This estimated aggregate range is based upon currently available information and is subject to significant judgment and a variety of assumptions. Accordingly, the Company's estimate will change from time to time, and actual losses may vary significantly from the current estimate.

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

CSX Q1 2019 Form 10-Q p.18

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

CSX Q1 2019 Form 10-Q p.19

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7.    Employee Benefit Plans

The Company sponsors defined benefit pension plans principally for salaried, management personnel. CSX also sponsors a non-contributory post-retirement medical plan and a life insurance plan that provide certain benefits to eligible employees hired prior to January 1, 2003. Independent actuaries compute the amounts of liabilities and expenses relating to these plans subject to the assumptions that the Company determines are appropriate based on historical trends, current market rates and future projections. These amounts are reviewed by management.

Only the service cost component of net periodic benefit costs is included in labor and fringe expense on the consolidated income statement. All other components of net periodic benefit cost are included in other income - net.

	Pension Benefits
(Dollars in millions)	First Quarters
	2019	2018
Service Cost Included in Labor and Fringe	$8	$9

Interest Cost	26	23
Expected Return on Plan Assets	(43)	(44)
Amortization of Net Loss	7	10
Total Income Included in Other Income - Net	(10)	(11)

Net Periodic Benefit Credit	$(2)	$(2)

	Other Post-retirement Benefits
(Dollars in millions)	First Quarters
	2019	2018
Service Cost Included in Labor and Fringe	$—	$—

Interest Cost	1	2
Amortization of Prior Service Costs	(2)	—
Total (Income) Expense Included in Other Income - Net	(1)	2

Net Periodic Benefit (Credit) Cost	$(1)	$2

Qualified pension plan obligations are funded in accordance with regulatory requirements and with an objective of meeting or exceeding minimum funding requirements necessary to avoid restrictions on flexibility of plan operation and benefit payments. No contributions to the Company's qualified pension plans are required in 2019.

CSX Q1 2019 Form 10-Q p.20

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8.    Debt and Credit Agreements

Total activity related to long-term debt as of the end of first quarter 2019 is shown in the table below. For fair value information related to the Company's long-term debt, see Note 11, Fair Value Measurements.

(Dollars in millions)	Current Portion	Long-term Portion	Total
Long-term debt as of December 31, 2018	$18	$14,739	$14,757
2019 activity:
Long-term debt issued	—	1,000	1,000
Discount, premium and other activity	—	9	9
Long-term debt as of March 31, 2019	$18	$15,748	$15,766

Debt Issuance
    On February 28, 2019, CSX issued $600 million of 4.25% notes due 2029, which was a reopening of existing notes originally issued in November 2018, and $400 million of 4.50% notes due 2049. These notes are included in the consolidated balance sheets under long-term debt and may be redeemed by the Company at any time, subject to payment of certain make-whole premiums. The net proceeds will be used for general corporate purposes, which may include repurchases of CSX's common stock, capital investment, working capital requirements, improvements in productivity and other cost reduction initiatives at the Company’s major transportation units.

Credit Facility
On March 29, 2019, CSX replaced its existing $1.0 billion unsecured, revolving credit facility with a new $1.2 billion unsecured, revolving credit facility backed by a diverse syndicate of banks. The new facility allows same-day borrowings at floating interest rates, based on LIBOR or an agreed-upon replacement, plus a spread that depends upon CSX's senior unsecured debt ratings. LIBOR is the London Interbank Offered Rate which is a daily reference rate based on the interest rates at which banks offer to lend unsecured funds. This facility expires in March 2024, and at March 31, 2019, the Company had no outstanding balances under this facility.

Commitment fees and interest rates payable under the facility were similar to fees and rates available to comparably rated investment-grade borrowers. As of first quarter 2019, CSX was in compliance with all covenant requirements under this facility.

Commercial Paper
In September 2018, the Company established a commercial paper program, backed by the revolving credit facility, under which the Company may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $1.0 billion outstanding at any one time. Proceeds from issuances of the notes are expected to be used for general corporate purposes. At March 31, 2019, the Company had no outstanding debt under the commercial paper program.

CSX Q1 2019 Form 10-Q p.21

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9.     Revenues

The Company’s revenues are primarily derived from the transportation of freight as performance obligations that arise from its contracts with customers are satisfied. The following table presents the Company’s revenues disaggregated by lines of business as this best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors:

	First Quarters
(Dollars in millions)	2019	2018

Chemicals	$586	$557
Agricultural and Food Products	344	307
Automotive	311	304
Forest Products	216	195
Metals and Equipment	189	186
Minerals	123	114
Fertilizers	110	116
Total Merchandise	1,879	1,779

Coal	538	503

Intermodal	428	449

Other	168	145

Total	$3,013	$2,876

Revenue Recognition
The Company generates revenue from freight billings under contracts with customers generally on a rate per carload, container or ton-basis based on length of haul and commodities carried. The Company’s performance obligation arises when it receives a bill of lading (“BOL”) to transport a customer's commodities at a negotiated price contained in a transportation services agreement or a publicly disclosed tariff rate. Once a BOL is received, a contract is formed whereby the parties are committed to perform, collectability of consideration is probable and the rights of the parties, shipping terms and conditions, and payment terms are identified. A customer may submit several BOLs for transportation services at various times throughout a service agreement term but each shipment represents a distinct service that is a separately identified performance obligation.

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

CSX Q1 2019 Form 10-Q p.22

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

Other revenue is comprised of revenue from regional subsidiary railroads and incidental charges, including demurrage and switching. It is recorded upon completion of the service and accounted for 6% of the Company’s total revenue in the first quarter 2019. Revenue from regional subsidiary railroads includes shipments by railroads that the Company does not directly operate. Demurrage represents charges assessed when freight cars are held by a customer beyond a specified period of time. Switching revenue is primarily generated when the Company switches cars for a customer or another railroad.

During the first quarters 2019 and 2018, revenue recognized from performance obligations related to prior periods (for example, due to changes in transaction price), was not material.

Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to future reporting periods for freight services started but not completed at the reporting date. This includes the unearned portion of billed and unbilled amounts for cancellable freight shipments in transit. The Company expects to recognize the unearned portion of revenue for freight services in transit within one week of the reporting date. As of March 31, 2019, the Company had no material remaining performance obligations.

Contract Balances and Accounts Receivable
The timing of revenue recognition, billings and cash collections results in accounts receivable and customer advances and deposits (contract liabilities) on the consolidated balance sheets. The Company had no material contract assets, contract liabilities or deferred contract costs recorded on the consolidated balance sheet as of March 31, 2019.

CSX Q1 2019 Form 10-Q p.23

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9.     Revenues, continued

The Company’s accounts receivable - net consists of freight and non-freight receivables, reduced by an allowance for doubtful accounts.

(Dollars in millions)	March 31, 2019	December 31, 2018

Freight Receivables	$891	$846
Freight Allowance for Doubtful Accounts	(17)	(18)
Freight Receivables, net	874	828

Non-Freight Receivables	241	190
Non-Freight Allowance for Doubtful Accounts	(9)	(8)
Non-Freight Receivables, net	232	182
Total Accounts Receivable, net	$1,106	$1,010

Freight receivables include amounts earned, billed and unbilled, and currently due from customers for transportation-related services. Non-freight receivables include amounts billed and unbilled and currently due related to government reimbursement receivables and other non-revenue receivables. The Company maintains an allowance for doubtful accounts to provide for the estimated amount of receivables that will not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience, the age of outstanding receivables and economic conditions. Impairment losses recognized on the Company’s accounts receivable were not material in the first quarters 2019 and 2018.

NOTE 10.    Income Taxes

There have been no material changes to the balance of unrecognized tax benefits reported at December 31, 2018.

CSX Q1 2019 Form 10-Q p.24

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

The Company's investment assets are carried at fair value on the consolidated balance sheets as summarized in the following table. All of the inputs used to determine the fair value of the Company's investments are Level 2 inputs. The amortized cost basis of these investments was $903 million and $340 million as of March 31, 2019 and December 31, 2018, respectively.

(Dollars in Millions)	March 31, 2019	December 31, 2018
Certificates of Deposit and Commercial Paper	$813	$250
Corporate Bonds	59	56
Government Securities	34	35
Total investments at fair value	$906	$341

CSX Q1 2019 Form 10-Q p.25

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Fair Value Measurements, continued

These investments have the following maturities:

(Dollars in millions)	March 31, 2019	December 31, 2018
Less than 1 year	$822	$253
1 - 5 years	8	14
5 - 10 years	24	26
Greater than 10 years	52	48
Total investments at fair value	$906	$341

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

The fair value of outstanding debt fluctuates with changes in a number of factors. Such factors include, but are not limited to, interest rates, market conditions, credit ratings, values of similar financial instruments, size of the transaction, cash flow projections and comparable trades. Fair value will exceed carrying value when the current market interest rate is lower than the interest rate at which the debt was originally issued. The fair value of a company's debt is a measure of its current value under present market conditions. Under current accounting rules, the fair value of debt does not impact the financial statements. The fair value and carrying value of the Company's long-term debt is as follows:

(Dollars in millions)	March 31, 2019	December 31, 2018
Long-term Debt (Including Current Maturities):
Fair Value	$16,791	$14,914
Carrying Value	15,766	14,757

CSX Q1 2019 Form 10-Q p.26

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12.     Other Comprehensive Income (Loss)

CSX reports comprehensive earnings or loss in accordance with the Comprehensive Income Topic in the ASC in the Consolidated Comprehensive Income Statement. Total comprehensive earnings are defined as all changes in shareholders' equity during a period, other than those resulting from investments by and distributions to shareholders (e.g. issuance of equity securities and dividends). Generally, for CSX, total comprehensive earnings equal net earnings plus or minus adjustments for pension and other post-retirement liabilities. Total comprehensive earnings represent the activity for a period net of tax and were $836 million and $596 million for first quarters 2019 and 2018, respectively.

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

Changes in the AOCI balance by component are shown in the following table. Amounts reclassified in pension and other post-employment benefits to net earnings relate to the amortization of actuarial losses and are included in other income - net on the consolidated income statements. See Note 7, Employee Benefit Plans, for further information. Other primarily represents CSX's share of AOCI of equity method investees. Amounts reclassified in other to net earnings are included in equity earnings of affiliates on the consolidated income statements.

	Pension and Other Post-Employment Benefits	Other	Accumulated Other Comprehensive Income (Loss)
(Dollars in millions)
Balance December 31, 2018, Net of Tax	$(604)	$(57)	$(661)
Other Comprehensive Income (Loss)
Loss Before Reclassifications	—	(2)	(2)
Amounts Reclassified to Net Earnings	6	—	6
Tax Expense	(1)	(1)	(2)
Total Other Comprehensive Income (Loss)	5	(3)	2
Balance March 31, 2019, Net of Tax	$(599)	$(60)	$(659)

NOTE 13.    Summarized Consolidating Financial Data

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

CSX Q1 2019 Form 10-Q p.27

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13.    Summarized Consolidating Financial Data, continued

Consolidating Income Statements
(Dollars in millions)
First Quarter 2019	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Revenue	$—	$2,993	$20	$3,013
Expense	(137)	1,968	(37)	1,794
Operating Income	137	1,025	57	1,219

Equity in Earnings of Subsidiaries	874	—	(874)	—
Interest (Expense) / Benefit	(216)	(11)	49	(178)
Other Income / (Expense) - Net	8	52	(37)	23

Earnings Before Income Taxes	803	1,066	(805)	1,064
Income Tax Benefit / (Expense)	31	(245)	(16)	(230)
Net Earnings	$834	$821	$(821)	$834

Total Comprehensive Earnings	$836	$819	$(819)	$836

First Quarter 2018	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Revenue	$—	$2,857	$19	$2,876
Expense	(78)	1,943	(33)	1,832
Operating Income	78	914	52	1,044

Equity in Earnings of Subsidiaries	758	—	(758)	—
Interest (Expense) / Benefit	(164)	(9)	24	(149)
Other Income / (Expense) - Net	4	23	(10)	17

Earnings Before Income Taxes	676	928	(692)	912
Income Tax Benefit / (Expense)	19	(224)	(12)	(217)
Net Earnings	$695	$704	$(704)	$695

Total Comprehensive Earnings	$596	$700	$(700)	$596

CSX Q1 2019 Form 10-Q p.28

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13.    Summarized Consolidating Financial Data, continued

Consolidating Balance Sheet
(Dollars in millions)
March 31, 2019	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated

ASSETS
Current Assets
Cash and Cash Equivalents	$1,032	$143	$13	$1,188
Short-term Investments	813	—	9	822
Accounts Receivable - Net	—	1,058	48	1,106
Receivable from Affiliates	1,022	5,498	(6,520)	—
Materials and Supplies	—	241	—	241
Other Current Assets	—	109	13	122
Total Current Assets	2,867	7,049	(6,437)	3,479

Properties	1	41,896	2,929	44,826
Accumulated Depreciation	(1)	(11,191)	(1,646)	(12,838)
Properties - Net	—	30,705	1,283	31,988

Investments in Conrail	—	—	948	948
Affiliates and Other Companies	(39)	868	16	845
Investments in Consolidated Subsidiaries	32,656	—	(32,656)	—
Right-of-Use Lease Asset	—	528	22	550
Other Long-term Assets	—	596	(252)	344
Total Assets	$35,484	$39,746	$(37,076)	$38,154

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$202	$773	$44	$1,019
Labor and Fringe Benefits Payable	33	348	25	406
Payable to Affiliates	7,480	437	(7,917)	—
Casualty, Environmental and Other Reserves	—	98	14	112
Current Maturities of Long-term Debt	—	18	—	18
Income and Other Taxes Payable	(275)	444	24	193
Other Current Liabilities	1	165	12	178
Total Current Liabilities	7,441	2,283	(7,798)	1,926

Casualty, Environmental and Other Reserves	—	172	35	207
Long-term Debt	15,040	708	—	15,748
Deferred Income Taxes - Net	(129)	6,645	227	6,743
Long-term Lease Liability	—	487	15	502
Other Long-term Liabilities	704	213	(334)	583
Total Liabilities	$23,056	$10,508	$(7,855)	$25,709

Shareholders' Equity
Common Stock, $1 Par Value	$809	$181	$(181)	$809
Other Capital	267	5,096	(5,096)	267
Retained Earnings	12,011	23,893	(23,893)	12,011
Accumulated Other Comprehensive Loss	(659)	51	(51)	(659)
Noncontrolling Interest	—	17	—	17
Total Shareholders' Equity	$12,428	$29,238	$(29,221)	$12,445
Total Liabilities and Shareholders' Equity	$35,484	$39,746	$(37,076)	$38,154

CSX Q1 2019 Form 10-Q p.29

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13.    Summarized Consolidating Financial Data, continued

Consolidating Balance Sheet (Dollars in millions)
December 31, 2018	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
ASSETS
Current Assets
Cash and Cash Equivalents	$716	$130	$12	$858
Short-term Investments	250	—	3	253
Accounts Receivable - Net	1	1,003	6	1,010
Receivable from Affiliates	1,020	5,214	(6,234)	—
Materials and Supplies	—	263	—	263
Other Current Assets	63	104	14	181
Total Current Assets	2,050	6,714	(6,199)	2,565

Properties	1	41,897	2,907	44,805
Accumulated Depreciation	(1)	(11,194)	(1,612)	(12,807)
Properties - Net	—	30,703	1,295	31,998

Investments in Conrail	—	—	943	943
Affiliates and Other Companies	(39)	859	16	836
Investment in Consolidated Subsidiaries	32,033	—	(32,033)	—
Other Long-term Assets	2	598	(213)	387
Total Assets	$34,046	$38,874	$(36,191)	$36,729

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$132	$763	$54	$949
Labor and Fringe Benefits Payable	41	440	69	550
Payable to Affiliates	6,973	633	(7,606)	—
Casualty, Environmental and Other Reserves	—	99	14	113
Current Maturities of Long-term Debt	—	18	—	18
Income and Other Taxes Payable	(290)	392	4	106
Other Current Liabilities	11	162	6	179
Total Current Liabilities	6,867	2,507	(7,459)	1,915

Casualty, Environmental and Other Reserves	—	176	35	211
Long-term Debt	14,029	710	—	14,739
Deferred Income Taxes - Net	(134)	6,601	223	6,690
Other Long-term Liabilities	721	211	(338)	594
Total Liabilities	$21,483	$10,205	$(7,539)	$24,149

Shareholders' Equity
Common Stock, $1 Par Value	$818	$181	$(181)	$818
Other Capital	249	5,096	(5,096)	249
Retained Earnings	12,157	23,322	(23,322)	12,157
Accumulated Other Comprehensive Loss	(661)	53	(53)	(661)
Noncontrolling Minority Interest	—	17	—	17
Total Shareholders' Equity	$12,563	$28,669	$(28,652)	$12,580
Total Liabilities and Shareholders' Equity	$34,046	$38,874	$(36,191)	$36,729

CSX Q1 2019 Form 10-Q p.30

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13.    Summarized Consolidating Financial Data, continued

Consolidating Cash Flow Statements
(Dollars in millions)
Three Months 2019	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Operating Activities
Net Cash Provided by (Used in) Operating Activities	$852	$533	$(212)	$1,173
Investing Activities
Property Additions	—	(319)	(34)	(353)
Proceeds from Property Dispositions	—	51	(3)	48
Purchases of Short-term Investments	(813)	—	—	(813)
Proceeds from Sales of Short-term Investments	250	—	—	250
Other Investing Activities	(1)	(1)	—	(2)
Net Cash Provided by (Used in) Investing Activities	(564)	(269)	(37)	(870)
Financing Activities
Long-term Debt Issued	1,000	—	—	1,000
Dividends Paid	(195)	(250)	250	(195)
Shares Repurchased	(796)	—	—	(796)
Other Financing Activities	19	(1)	—	18
Net Cash Provided by (Used in) Financing Activities	28	(251)	250	27
Net Increase (Decrease) in Cash and Cash Equivalents	316	13	1	330
Cash and Cash Equivalents at Beginning of Period	716	130	12	858
Cash and Cash Equivalents at End of Period	$1,032	$143	$13	$1,188

CSX Q1 2019 Form 10-Q p.31

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13.    Summarized Consolidating Financial Data, continued

Consolidating Cash Flow Statements
(Dollars in millions)
Three Months 2018	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Operating Activities
Net Cash Provided by (Used in) Operating Activities	$691	$621	$(346)	$966
Investing Activities
Property Additions	—	(339)	(29)	(368)
Proceeds from Property Dispositions	—	52	—	52
Proceeds from Sales of Short-term Investments	—	—	8	8
Other Investing Activities	(1)	(120)	113	(8)
Net Cash (Used in) Provided by Investing Activities	(1)	(407)	92	(316)
Financing Activities
Long-term Debt Issued	2,000	—	—	2,000
Dividends Paid	(194)	(250)	250	(194)
Shares Repurchased	(836)	—	—	(836)
Other Financing Activities	(40)	(4)	3	(41)
Net Cash Provided by (Used in) Financing Activities	930	(254)	253	929
Net Increase (Decrease) in Cash and Cash Equivalents	1,620	(40)	(1)	1,579
Cash and Cash Equivalents at Beginning of Period	274	121	6	401
Cash and Cash Equivalents at End of Period	$1,894	$81	$5	$1,980

CSX Q1 2019 Form 10-Q p.32

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER 2019 HIGHLIGHTS

•	Revenue increased $137 million to $3.0 billion, or 5% year over year.

•	Expenses decreased $38 million to $1.8 billion, or 2% year over year.

•	Operating income of $1.2 billion increased $175 million, or 17% year over year.

•	Operating ratio of 59.5% improved 420 basis points versus first quarter 2018.

•	Earnings per diluted share of $1.02 increased $0.24, or 31% year over year.

	First Quarters
	2019	2018	Fav / (Unfav)	% Change
Volume (in thousands)	1,531	1,532	(1)	—%

(in millions)
Revenue	$3,013	$2,876	$137	5%
Expense	1,794	1,832	38	2%
Operating Income	$1,219	$1,044	$175	17%

Operating Ratio	59.5%	63.7%	420	bps

Earnings Per Diluted Share	$1.02	$0.78	$0.24	31%

CSX Q1 2019 Form 10-Q p.33

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Volume and Revenue (Unaudited)
Volume (Thousands of units); Revenue (Dollars in Millions); Revenue Per Unit (Dollars)
First Quarters
	Volume			Revenue			Revenue Per Unit
	2019	2018	% Change	2019	2018	% Change	2019	2018	% Change
Chemicals	167	162	3%	$586	$557	5%	$3,509	$3,438	2%
Automotive	115	112	3	311	304	2	2,704	2,714	—
Agricultural and Food Products	114	107	7	344	307	12	3,018	2,869	5
Forest Products	71	67	6	216	195	11	3,042	2,910	5
Minerals	69	66	5	123	114	8	1,783	1,727	3
Metals and Equipment	64	64	—	189	186	2	2,953	2,906	2
Fertilizers	62	64	(3)	110	116	(5)	1,774	1,813	(2)
Total Merchandise	662	642	3	1,879	1,779	6	2,838	2,771	2
Coal	212	201	5	538	503	7	2,538	2,502	1
Intermodal	657	689	(5)	428	449	(5)	651	652	—
Other	—	—	—	168	145	16	—	—	—
Total	1,531	1,532	—%	$3,013	$2,876	5%	$1,968	$1,877	5%

CSX Q1 2019 Form 10-Q p.34

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Quarter 2019
Revenue
Total revenue increased 5 percent for first quarter 2019 when compared to first quarter 2018 due to price increases, favorable mix, higher other revenue and increases in fuel recovery.

Merchandise
Chemicals - Volume increased as stronger waste, core chemicals and energy shipments more than offset reduced natural gas liquids, fly ash, and sand shipments.

Automotive - Volume increased due to higher shipments of trucks and SUVs.

Agricultural and Food Products - Volume increased due to gains in both the domestic and export grain markets, as well as gains in the ethanol market.

Forest Products - Volume increased due to higher export demand for wood pulp and other fiber products as well as stronger building products shipments.

Minerals - Volume increased due to stronger shipments for construction and paving projects.

Metals and Equipment - Volumes were flat as metals shipments increased due to higher domestic steel production while project-based equipment and pipe moves declined.

Fertilizers - Volume declined as winter weather conditions delayed spring fertilizer applications.

Coal
Domestic coke, iron ore and other volume increased primarily driven by higher domestic steel production. Domestic utility coal volume declined slightly reflecting continued strong competition from natural gas. Export volume declined slightly as lower metallurgical coal shipments were partially offset by higher thermal coal exports.

Intermodal
    Domestic volume declined as rationalization of low-density lanes more than offset growth with existing customers. International volume increased driven by strong performance with existing customers and new service offerings to inland ports, which more than offset losses from the rationalization of low-density lanes.

Other Revenue
Other revenue increased $23 million versus prior year primarily due to a contract settlement with a customer and higher incidental charges, partially offset by payments in the prior year from customers that did not meet volume commitments.

CSX Q1 2019 Form 10-Q p.35

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Expenses
Expenses of $1.8 billion decreased $38 million, or 2 percent year over year, primarily driven by labor efficiencies partially offset by inflation.

Labor and Fringe expense decreased $24 million primarily due to the following:

•	Lower headcount and crew starts drove a $22 million reduction in expense.

•	Other costs decreased primarily due to the recognition of railroad retirement tax refunds related to past relocation benefits and were mostly offset by inflation.

Materials, Supplies and Other expense decreased $4 million due to the following:

•	Volume-related savings resulted from intermodal lane rationalizations.

•	Other costs increased as a result of a prior year favorable personal injury adjustment, inflation and other non-significant items.

•	Real estate gains were $27 million in 2019 compared to $32 million in 2018.

Depreciation expense increased $7 million primarily due to a larger asset base.

Fuel expense decreased $22 million primarily due to a 5 percent price decrease and cost savings from fuel efficiency initiatives.

Equipment and Other Rents expense decreased $1 million primarily due to reduced days per load for automotive, other merchandise and intermodal markets, mostly offset by automotive volume-related costs and inflation.

Equity Earnings of Affiliates decreased $6 million primarily due to lower net earnings at TTX and Conrail.

Interest Expense
Interest expense increased $29 million primarily due to higher average debt balances.

Other Income - Net
Other income - net increased $6 million primarily due to increased interest income as a result of higher average investment balances.

Income Tax Expense
Income tax expense increased $13 million primarily due to increased earnings before income taxes, partially offset by a $32 million tax benefit primarily due to impacts from option exercises and the vesting of other equity awards.

CSX Q1 2019 Form 10-Q p.36

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

Adjusted Free Cash Flow
Management believes that free cash flow is supplemental information useful to investors as it is important in evaluating the Company’s financial performance. More specifically, free cash flow measures cash generated by the business after reinvestment. This measure represents cash available for both equity and bond investors to be used for dividends, share repurchases or principal reduction on outstanding debt. Free cash flow is calculated by using net cash from operations and adjusting for property additions and certain other investing activities, which includes proceeds from property dispositions. Adjusted free cash flow excludes the impact of cash payments for restructuring charge. Free cash flow and adjusted free cash flow should be considered in addition to, rather than a substitute for, cash provided by operating activities. The increase in adjusted free cash flow before dividends from the prior year of $215 million is primarily due to higher cash-generating income, favorable changes in working capital and lower property additions.

The following table reconciles cash provided by operating activities (GAAP measure) to adjusted free cash flow after restructuring, before dividends (non-GAAP measure). The restructuring charge impact to free cash flow in 2018 was tax effected using the Company's applicable tax rate.

	Three Months
(Dollars in millions)	2019	2018
Net cash provided by operating activities	$1,173	$966
Property Additions	(353)	(368)
Other Investing Activities	46	44
Free Cash Flow (before payment of dividends)	866	642
Add back: Cash Payments for Restructuring Charge (after-tax) (a)	—	9
Adjusted Free Cash Flow Before Dividends (non-GAAP)	$866	$651
(a) The Company made cash payments related to the restructuring charge of $12 million in first quarter 2018.

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

CSX Q1 2019 Form 10-Q p.37

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating performance continued to improve in first quarter 2019, as train velocity and car dwell improved 17 percent and 14 percent, respectively, to all-time record levels. The Company remains focused on executing the operational plan to deliver further service gains, improve transit times and drive asset utilization while controlling costs.

From a safety perspective, the FRA reportable personal injury frequency index of 0.79 for the first quarter 2019 improved 32 percent year over year, driven by a reduction in the number of personal injuries. Similarly, the FRA train accident frequency rate of 2.60 for the quarter improved 35 percent year over year, driven by a significant reduction in train accidents. This improvement continues the positive momentum CSX achieved in the latter half of 2018.

The Company is committed to continuous safety improvement and remains focused on reducing risk and enhancing the overall safety of its employees, customers and the communities in which the Company operates.

	First Quarters
	2019	2018	Improvement/ (Deterioration)
Operations Performance
Train Velocity (Miles per hour)(a)	20.4	17.5	17%
Dwell (Hours)(a)	8.9	10.4	14%

Revenue Ton-Miles (Billions)
Merchandise	31.6	31.4	1%
Coal	10.5	10.3	2%
Intermodal	6.5	7.1	(8)%
Total Revenue Ton-Miles	48.6	48.8	—%

Total Gross Ton-Miles (Billions)	96.7	96.3	—%
On-Time Originations	81%	81%	—%
On-Time Arrivals	64%	57%	12%

Safety
FRA Personal Injury Frequency Index	0.79	1.16	32%
FRA Train Accident Rate	2.60	3.97	35%
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

CSX Q1 2019 Form 10-Q p.38

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
The following are material changes in the significant cash flows, sources of cash and liquidity, capital investments, consolidated balance sheets and working capital, which provide an update to the discussion included in CSX's most recent annual report on Form 10-K.

Material Changes in Significant Cash Flows
Significant Cash Flows
The following chart highlights the components of the net increases of $330 million and $1.6 billion in cash and cash equivalents for operating, investing and financing activities for three months ended 2019 and 2018, respectively.

•	Cash provided by operating activities increased $207 million primarily driven by higher cash-generating income and favorable changes to working capital.

•	Cash used in investing activities increased $554 million primarily driven by an increase in net short-term investment purchases.

•	Cash used in financing activities decreased $902 million primarily due to lower long-term debt issuances versus the prior year.

Sources of Cash and Liquidity and Uses of Cash
As of the end of first quarter 2019, CSX had $2.0 billion of cash, cash equivalents and short-term investments. CSX uses current cash balances for general corporate purposes, which may include reduction or refinancing of outstanding indebtedness, capital expenditures, working capital requirements, contributions to the Company's qualified pension plan, redemptions and repurchases of CSX common stock and dividends to shareholders. See Note 8, Debt and Credit Agreements.

The Company has multiple sources of liquidity, including cash generated from operations and financing sources. The Company filed a shelf registration statement with the SEC on February 12, 2019, which is unlimited as to amount and may be used to issue debt or equity securities at CSX’s discretion, subject to market conditions and CSX Board authorization. While CSX seeks to give itself flexibility with respect to cash requirements, there can be no assurance that market conditions would permit CSX to sell such securities on acceptable terms at any given time, or at all. In first quarter 2019, CSX issued a total of $1.0 billion of new long-term debt.

CSX Q1 2019 Form 10-Q p.39

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On March 29, 2019, CSX replaced its existing $1.0 billion unsecured, revolving credit facility with a new $1.2 billion unsecured, revolving credit facility backed by a diverse syndicate of banks. The new facility expires in March 2024 and at March 31, 2019, the Company had no outstanding balances under this facility. The Company also has a commercial paper program, backed by the revolving credit facility, under which the Company may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $1.0 billion outstanding at any one time. At March 31, 2019, the Company had no outstanding debt under the commercial paper program.

Planned capital investments for 2019 are expected to be between $1.6 billion and $1.7 billion, including approximately $100 million for Positive Train Control ("PTC"). Of the 2019 investment, over half will be used to sustain the core infrastructure. The remaining amounts will be allocated to projects supporting service enhancements, productivity initiatives and profitable growth. CSX intends to fund capital investments through cash generated from operations.

The Company expects to continue incurring capital costs in connection with the implementation of PTC. CSX estimates that the total multi-year cost of PTC implementation will be approximately $2.4 billion. This estimate includes costs for installing the new system along tracks, upgrading locomotives, adding communication equipment and developing new technologies. Total PTC spending through March 2019 was $2.3 billion.

Material Changes in the Consolidated Balance Sheets and Working Capital
Consolidated Balance Sheets
Total assets increased $1.4 billion from year end primarily due to the net increase in cash and short-term investments of $899 million and the right-of-use lease asset of $550 million resulting from the adoption of the new lease accounting standard. The increase in cash and short-term investments was primarily the result of cash from operations of $1.2 billion and the issuance of $1.0 billion in long-term debt, partially offset by share repurchases of $796 million, property additions of $353 million and dividends paid of $195 million.

Total liabilities and shareholders' equity combined increased $1.4 billion from year end primarily due to the issuance of $1.0 billion in long-term debt, net earnings of $834 million and the total lease liability of $555 million resulting from the adoption of the new lease accounting standard. These increases were partially offset by share repurchases of $796 million and dividends paid of $195 million.

Working capital is considered a measure of a company's ability to meet its short-term needs. CSX had a working capital surplus of $1.6 billion and $650 million as of March 31, 2019 and December 31, 2018, respectively. The increase in working capital since year end of $903 million is primarily due to the increase in cash and short-term investments. The increase in cash was driven by cash from operations of $1.2 billion and proceeds from the $1.0 billion issuance of long-term debt, partially offset by share repurchases of $796 million, property additions of $353 million and dividend payments of $195 million.

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

CSX Q1 2019 Form 10-Q p.40

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

LABOR AGREEMENTS
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

CSX Q1 2019 Form 10-Q p.41

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

CSX Q1 2019 Form 10-Q p.42

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

ITEM 4. CONTROLS AND PROCEDURES
As of March 31, 2019, under the supervision and with the participation of CSX's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that, as of March 31, 2019, the Company's disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in CSX's periodic SEC reports. There were no changes in the Company's internal controls over financial reporting during the first quarter of 2019 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
For further details, please refer to Note 6. Commitments and Contingencies of this quarterly report on Form 10-Q. Also refer to Part I, Item 3. Legal Proceedings in CSX's most recent annual report on Form 10-K.

Item 1A. Risk Factors
For information regarding factors that could affect the Company's results of operations, financial condition and liquidity, see the risk factors discussed under Part I, Item 1A (Risk Factors) of CSX's most recent annual report on Form 10-K. See also Part I, Item 2 (Forward-Looking Statements) of this quarterly report on Form 10-Q.

CSX Q1 2019 Form 10-Q p.43

CSX CORPORATION
PART II

Item 2. CSX Purchases of Equity Securities
CSX purchases its own shares for two primary reasons: (1) to further its goals under its share repurchase program and (2) to fund the Company’s contribution required to be paid in CSX common stock under a 401(k) plan that covers certain union employees.

In February 2018, the Company announced an increase to the $1.5 billion share repurchase program first announced in October 2017, bringing the total authorized to $5 billion. This program was completed on January 16, 2019. Also on January 16, 2019, the Company announced a new $5 billion share repurchase program. During the first quarters of 2019 and 2018, the Company repurchased approximately $796 million, or 12 million shares, and $836 million, or 15 million shares, respectively.

Share repurchases may be made through a variety of methods including, but not limited to, open market purchases, purchases pursuant to Rule 10b5-1 plans, accelerated share repurchases and negotiated block purchases. The timing of share repurchases depends upon management's assessment of marketplace conditions and other factors, and the program remains subject to the discretion of the Board of Directors. Future share repurchases are expected to be funded by cash on hand, cash generated from operations and debt issuances. Shares are retired immediately upon repurchase. Share repurchase activity for the first quarter 2019 was as follows:

	CSX Purchases of Equity Securities for the Quarter
Third Quarter	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning Balance				$129,128,793
January 1 - January 31, 2019	3,758,673	$64.19	3,650,748	4,895,001,377
February 1 - February 28, 2019	4,078,567	69.88	4,078,567	4,610,002,040
March 1 - March 31, 2019	3,810,493	72.78	3,810,298	4,332,672,444
Ending Balance	11,647,733	$68.99	11,539,613	$4,332,672,444
(a) The difference of 108,120 shares between the "Total Number of Shares Purchased" and the "Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs" for the quarter represents shares purchased to fund the Company's contribution to a 401(k) plan that covers certain union employees.

CSX Q1 2019 Form 10-Q p.44

CSX CORPORATION
PART II

Item 3. Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
Not Applicable

Item 5. Other Information
    None

CSX Q1 2019 Form 10-Q p.45

CSX CORPORATION
PART II

Item 6. Exhibits

Exhibit designation	Nature of exhibit	Previously filed as exhibit to

Material contracts:
10.1	CSX 2019-2021 Long-Term Incentive Plan	February 12, 2019 Exhibit 10.1, Form 8-K
10.2	Form of 2019 Stock Option Agreement	February 12, 2019 Exhibit 10.2, Form 8-K
10.3	$1,200,000,000 Five-Year Revolving Credit Agreement, dated as of March 29, 2019, among CSX Corporation, as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent	April 3, 2019 Exhibit 10.1, Form 8-K

Officer certifications:
31*	Rule #13a-14(a) Certifications
32*	Section 1350 Certifications

Interactive data files:
101*
The following financial information from CSX Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed with the SEC on April 16, 2019, formatted in XBRL includes: (i) consolidated income statements for the fiscal periods ended March 31, 2019 and March 31, 2018, (ii) condensed consolidated comprehensive income statements for the fiscal periods ended March 31, 2019 and March 31, 2018, (iii) consolidated balance sheets at March 31, 2019 and December 31, 2018, (iv) consolidated cash flow statements for the fiscal periods ended March 31, 2019 and March 31, 2018, (v) consolidated statement of changes in shareholders' equity for the fiscal periods ended March 31, 2019 and March 31, 2018, and (vi) the notes to consolidated financial statements.

* Filed herewith

CSX Q1 2019 Form 10-Q p.46

CSX CORPORATION
PART II

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSX CORPORATION
(Registrant)

By: /s/ ANGELA C. WILLIAMS
Angela C. Williams
Vice President and Controller
(Principal Accounting Officer)

Dated: April 16, 2019

CSX Q1 2019 Form 10-Q p.47