Form 10-Q
period 2019-06-30
CSX CORP
filed 2019-07-17
CIK 277948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(☒)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
(☐)    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from __________ to __________
Commission File Number 1-8022

CSX CORPORATION

(Exact name of registrant as specified in its charter)
Virginia					62-1051971
(I.R.S. Employer Identification No.)

500 Water Street	15th Floor	Jacksonville	FL	32202	904	359-3200
(Address of principal executive offices)				(Zip Code)	(Telephone number, including area code)

No Change
(Former name, former address and former fiscal year, if changed since last report.)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class				Trading Symbol(s)	Name of exchange on which registered
Common Stock, $1 Par Value				CSX	Nasdaq Global Select Market

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
Yes (X) No ( )
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer", "accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (check one)
Large Accelerated Filer (X)    Accelerated Filer ( )    Non-accelerated Filer ( )    Smaller Reporting Company (☐) Emerging growth company (☐)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ( )

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes (☐) No (X)
There were 798,175,808 shares of common stock outstanding on June 30, 2019 (the latest practicable date that is closest to the filing date).

CSX Q2 2019 Form 10-Q p.1

CSX CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

CSX Q2 2019 Form 10-Q p.2

CSX CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED INCOME STATEMENTS (Unaudited)
(Dollars in millions, except per share amounts)

	Second Quarters		Six Months
	2019	2018	2019	2018

Revenue	$3,061	$3,102	$6,074	$5,978
Expense
Labor and Fringe	648	669	1,320	1,365
Materials, Supplies and Other	455	469	933	951
Depreciation	337	329	667	652
Fuel	234	270	467	525
Equipment and Other Rents	103	112	203	213
Equity Earnings of Affiliates	(21)	(30)	(40)	(55)
Total Expense	1,756	1,819	3,550	3,651

Operating Income	1,305	1,283	2,524	2,327

Interest Expense	(184)	(157)	(362)	(306)
Other Income - Net	25	18	48	35
Earnings Before Income Taxes	1,146	1,144	2,210	2,056

Income Tax Expense	(276)	(267)	(506)	(484)
Net Earnings	$870	$877	$1,704	$1,572

Per Common Share (Note 2)
Net Earnings Per Share, Basic	$1.08	$1.02	$2.10	$1.80
Net Earnings Per Share, Assuming Dilution	$1.08	$1.01	$2.10	$1.79

Average Shares Outstanding (In millions)	805	864	810	875
Average Shares Outstanding, Assuming Dilution (In millions)	807	868	812	878

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS (Unaudited)
(Dollars in millions)

	Second Quarters		Six Months
	2019	2018	2019	2018
Total Comprehensive Earnings (Note 12)	$874	$881	$1,710	$1,477

See accompanying notes to consolidated financial statements.

CSX Q2 2019 Form 10-Q p.3

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	(Unaudited)
	June 30, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and Cash Equivalents	$853	$858
Short-term Investments	878	253
Accounts Receivable - Net (Note 9)	1,111	1,010
Materials and Supplies	222	263
Other Current Assets	122	181
Total Current Assets	3,186	2,565

Properties	44,756	44,805
Accumulated Depreciation	(12,737)	(12,807)
Properties - Net	32,019	31,998

Investment in Conrail	959	943
Affiliates and Other Companies	863	836
Right-of-Use Lease Asset (Note 5)	550	—
Other Long-term Assets	347	387
Total Assets	$37,924	$36,729

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$989	$949
Labor and Fringe Benefits Payable	412	550
Casualty, Environmental and Other Reserves (Note 4)	110	113
Current Maturities of Long-term Debt (Note 8)	245	18
Income and Other Taxes Payable	133	106
Other Current Liabilities	164	179
Total Current Liabilities	2,053	1,915

Casualty, Environmental and Other Reserves (Note 4)	199	211
Long-term Debt (Note 8)	15,522	14,739
Deferred Income Taxes - Net	6,791	6,690
Long-term Lease Liability (Note 5)	501	—
Other Long-term Liabilities	568	594
Total Liabilities	25,634	24,149

Shareholders' Equity:
Common Stock, $1 Par Value	798	818
Other Capital	290	249
Retained Earnings	11,843	12,157
Accumulated Other Comprehensive Loss (Note 12)	(655)	(661)
Noncontrolling Interest	14	17
Total Shareholders' Equity	12,290	12,580
Total Liabilities and Shareholders' Equity	$37,924	$36,729

See accompanying notes to consolidated financial statements.

CSX Q2 2019 Form 10-Q p.4

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CASH FLOW STATEMENTS (Unaudited)
(Dollars in millions)

	Six Months
	2019	2018

OPERATING ACTIVITIES
Net Earnings	$1,704	$1,572
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation	667	652
Deferred Income Taxes	97	98
Gain on Property Dispositions	(64)	(69)
Equity Earnings of Affiliates	(40)	(55)
Cash Payments for Restructuring Charge	—	(13)
Other Operating Activities	(21)	(15)
Changes in Operating Assets and Liabilities:
Accounts Receivable	(61)	(47)
Other Current Assets	41	14
Accounts Payable	39	11
Income and Other Taxes Payable	89	(24)
Other Current Liabilities	(184)	(115)
Net Cash Provided by Operating Activities	2,267	2,009

INVESTING ACTIVITIES
Property Additions	(769)	(823)
Proceeds from Property Dispositions	146	141
Purchase of Short-term Investments	(1,427)	(77)
Proceeds from Sales of Short-term Investments	810	12
Other Investing Activities	(16)	(8)
Net Cash Used In Investing Activities	(1,256)	(755)

FINANCING ACTIVITIES
Long-term Debt Issued (Note 8)	1,000	2,000
Dividends Paid	(388)	(384)
Shares Repurchased	(1,656)	(1,810)
Accelerated Share Repurchase Pending Final Settlement (Note 2)	—	(90)
Other Financing Activities	28	(51)
Net Cash Used in Financing Activities	(1,016)	(335)

Net (Decrease)/Increase in Cash and Cash Equivalents	(5)	919

CASH AND CASH EQUIVALENTS
Cash and Cash Equivalents at Beginning of Period	858	401
Cash and Cash Equivalents at End of Period	$853	$1,320

See accompanying notes to consolidated financial statements.

CSX Q2 2019 Form 10-Q p.5

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY
(Dollars in Millions)

Six Months 2019	Common Shares Outstanding (Thousands)	Common Stock and Other Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(a)	Non-controlling Interest	Total Shareholders' Equity

Balance December 31, 2018	818,180	$1,067	$12,157	$(661)	$17	$12,580
Comprehensive Earnings:
Net Earnings	—	—	834	—	—	834
Other Comprehensive Income (Note 12)	—	—	—	2	—	2
Total Comprehensive Earnings						836

Common stock dividends, $0.24 per share	—	—	(195)	—	—	(195)
Share Repurchases	(11,540)	(12)	(784)	—	—	(796)
Stock Option Exercises and Other	2,524	21	(1)	—	—	20
Balance March 31, 2019	809,164	$1,076	$12,011	$(659)	$17	$12,445
Comprehensive Earnings:
Net Earnings	—	—	870	—	—	870
Other Comprehensive Income (Note 12)	—	—	—	4	—	4
Total Comprehensive Earnings						874

Common stock dividends, $0.24 per share	—	—	(193)	—	—	(193)
Share Repurchases	(11,266)	(11)	(849)	—	—	(860)
Stock Option Exercises and Other	278	23	4	—	(3)	24
Balance June 30, 2019	798,176	$1,088	$11,843	$(655)	$14	$12,290
Six Months 2018
Balance December 31, 2017	889,851	$1,107	$14,084	$(486)	$16	$14,721
Comprehensive Earnings:
Net Earnings	—	—	695	—	—	695
Other Comprehensive Loss	—	—	—	(99)	—	(99)
Total Comprehensive Earnings						596

Common stock dividends, $0.22 per share	—	—	(194)	—	—	(194)
Share Repurchases	(14,966)	(15)	(821)	—	—	(836)
Stock Option Exercises and Other	469	(2)	109	—	(3)	104
Balance March 31, 2018	875,354	$1,090	$13,873	$(585)	$13	$14,391
Comprehensive Earnings:
Net Earnings	—	—	877	—	—	877
Other Comprehensive Income	—	—	—	4	—	4
Total Comprehensive Earnings						881

Common stock dividends, $0.22 per share	—	—	(190)	—	—	(190)
Share Repurchases	(16,386)	(16)	(958)	—	—	(974)
Stock Option Exercises and Other	(157)	(88)	2	—	1	(85)
Balance June 30, 2018	858,811	$986	$13,604	$(581)	$14	$14,023
(a) Accumulated Other Comprehensive Loss balances shown above are net of tax. The associated taxes were $179 million and $177 million as of first and second quarters 2019, and $160 million and $158 million as of first and second quarters 2018, respectively. For additional information, see Note 12, Other Comprehensive Income.
See accompanying notes to consolidated financial statements.

CSX Q2 2019 Form 10-Q p.6

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

CSX's principal operating subsidiary, CSX Transportation, Inc. (“CSXT”), provides an important link to the transportation supply chain through its approximately 20,000 route mile rail network, which serves major population centers in 23 states east of the Mississippi River, the District of Columbia and the Canadian provinces of Ontario and Quebec. The Company's intermodal business links customers to railroads via trucks and terminals.

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

Basis of Presentation
In the opinion of management, the accompanying consolidated financial statements contain all normal, recurring adjustments necessary to fairly present the following:

•	Consolidated income statements for the quarter and six months ended June 30, 2019 and June 30, 2018;

•	Condensed consolidated comprehensive income statements for the quarter and six months ended June 30, 2019 and June 30, 2018;

•	Consolidated balance sheets at June 30, 2019 and December 31, 2018;

•	Consolidated cash flow statements for the six months ended June 30, 2019 and June 30, 2018; and

•	Consolidated statements of changes in shareholders' equity for the quarter and six months ended June 30, 2019 and June 30, 2018.

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

CSX Q2 2019 Form 10-Q p.7

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.    Nature of Operations and Significant Accounting Policies, continued

Fiscal Year
The Company's fiscal periods are based upon the calendar year. Except as otherwise specified, references to “second quarter(s)” or “six months” indicate CSX's fiscal periods ending June 30, 2019 and June 30, 2018, and references to "year-end" indicate the fiscal year ended December 31, 2018.

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

CSX Q2 2019 Form 10-Q p.8

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2.    Earnings Per Share

The following table sets forth the computation of basic earnings per share and earnings per share, assuming dilution:

	Second Quarters		Six Months
	2019	2018	2019	2018
Numerator (Dollars in millions):
Net Earnings	$870	$877	$1,704	$1,572

Denominator (Units in millions):
Average Common Shares Outstanding	805	864	810	875
Other Potentially Dilutive Common Shares	2	4	2	3
Average Common Shares Outstanding, Assuming Dilution	807	868	812	878

Net Earnings Per Share, Basic	$1.08	$1.02	$2.10	$1.80
Net Earnings Per Share, Assuming Dilution	$1.08	$1.01	$2.10	$1.79

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

When calculating diluted earnings per share, the potential shares that would be outstanding if all outstanding stock options were exercised are included. This number is different from outstanding stock options because it is offset by shares CSX could repurchase using the proceeds from these hypothetical exercises to obtain the common stock equivalent. Approximately 900 thousand and 1 million of total average outstanding stock options for the quarters ended June 30, 2019 and June 30, 2018, respectively, and 800 thousand and 900 thousand for the six months ended June 30, 2019 and June 30, 2018, respectively, were excluded from the diluted earnings per share calculation because their effect was antidilutive.

Share Repurchases
In February 2018, the Company announced an increase to the $1.5 billion share repurchase program first announced in October 2017, bringing the total authorized to $5 billion. This program was completed on January 16, 2019. Also on January 16, 2019, the Company announced a new $5 billion share repurchase program. During second quarter and six months ended 2019 and 2018, the Company engaged in the following repurchase activities:

	Second Quarters		Six Months
	2019	2018	2019	2018
Shares Repurchased (Millions)	11	16	23	31
Cost of Shares (Dollars in millions)	$860	$974	$1,656	$1,810

CSX Q2 2019 Form 10-Q p.9

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2.    Earnings Per Share, continued

On April 20, 2018, the Company entered into an accelerated share repurchase agreement to repurchase shares of the Company’s common stock. Under this agreement, the Company made a prepayment of $450 million to a financial institution and received an initial delivery of shares valued at $360 million, or 6 million shares. The remaining balance of $90 million was settled through receipt of additional shares in July 2018, with the final net number of shares calculated based on the volume-weighted average price of the Company's common stock over the term of the agreement, less a discount. Approximately 7 million total shares were repurchased under this agreement. Under a separate accelerated share repurchase agreement in January 2018, the Company paid $150 million to a financial institution and received approximately 3 million total shares in first quarter 2018.

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

	Second Quarters		Six Months
(Dollars in millions)	2019	2018	2019	2018

Share-Based Compensation Expense:
Performance Units	$9	$8	$15	$14
Stock Options	5	2	7	6
Restricted Stock Units and Awards	2	2	4	3
Stock Awards for Directors	—	—	2	2
Employee Stock Purchase Plan	1	—	2	—
Total Share-Based Compensation Expense	$17	$12	$30	$25
Income Tax Benefit	$7	$9	$35	$17

CSX Q2 2019 Form 10-Q p.10

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3.     Share-Based Compensation, continued

Long-term Incentive Plan
In February 2019, the Company granted approximately 300 thousand performance units to certain employees under a new long-term incentive plan ("LTIP") for the years 2019 through 2021, which was adopted under the CSX 2010 Stock and Incentive Award Plan. On May 3, 2019, shareholders approved the CSX 2019 Stock and Incentive Award Plan, under which future awards will be granted.

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

Grants were made in performance units, with each unit representing the right to receive one share of CSX common stock, and payouts will be made in CSX common stock. The payout range for participants will be between 0% and 200% of the target awards depending on Company performance against predetermined goals. Payouts for certain executive officers are subject to formulaic upward or downward adjustment by up to 25%, capped at an overall payout of 225%, based upon the Company's total shareholder return relative to specified comparable groups over the performance period. The fair values of the performance units awarded during the six months 2019 and 2018 were calculated using a Monte-Carlo simulation model with the following weighted-average assumptions:

	Six Months
	2019	2018
Weighted-average assumptions used:
Annual dividend yield	1.4%	1.6%
Risk-free interest rate	2.5%	2.3%
Annualized volatility	27.6%	29.2%
Expected life (in years)	2.9	2.9

Stock Options
Also, in February 2019, the Company granted approximately 843 thousand stock options along with the corresponding LTIP. The fair value of stock options on the date of grant was $17.45 per option, which was calculated using the Black-Scholes valuation model. These stock options were granted with ten-year terms and vest over three years in equal installments each year on the anniversary of the grant date. The exercise price for stock options granted equals the closing market price of the underlying stock on the date of grant. These awards are time-based and are not based upon attainment of performance goals. During second quarters 2019 and 2018, there were immaterial grants of stock options to certain members of management.

CSX Q2 2019 Form 10-Q p.11

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3.     Share-Based Compensation, continued

The fair values of all stock option awards during the quarters and six months ended June 30, 2019 and June 30, 2018 were estimated at the grant date with the following weighted average assumptions:

	Second Quarters		Six Months
	2019	2018	2019	2018
Weighted-average grant-date fair value	$20.51	$17.62	$18.00	$14.64

Stock options valuation assumptions:
Annual dividend yield	1.2%	1.3%	1.3%	1.5%
Risk-free interest rate	2.4%	2.8%	2.5%	2.6%
Annualized volatility	25.4%	25.8%	25.7%	27.0%
Expected life (in years)	6.5	6.5	6.1	6.5

Other pricing model inputs:
Weighted-average grant-date market price of CSX stock (strike price)	$78.58	$65.44	$69.97	$54.14

Restricted Stock Units
Finally, in February 2019, the Company granted approximately 65 thousand restricted stock units along with the corresponding LTIP. The restricted stock units vest three years after the date of grant. Participants receive cash dividend equivalents on the unvested shares during the restriction period. These awards are time-based and are not based upon CSX's attainment of operational targets. Restricted stock units are paid-out in CSX common stock on a one-for-one basis. For information related to the Company's other outstanding long-term incentive compensation, see CSX's most recent annual report on Form 10-K.

Employee Stock Purchase Plan
In May 2018, shareholders approved the 2018 CSX Employee Stock Purchase Plan (“ESPP”) for the benefit of Company employees. The Company registered 4 million shares of common stock that may be issued pursuant to this plan. Under the ESPP, employees may contribute between 1% and 10% of base compensation, after-tax, to purchase up to $25,000 of CSX common stock per year at 85% of the closing market price on either the grant date or the last day of the six-month offering period, whichever is lower. In first quarter 2019, 105 thousand shares of CSX stock were issued at a weighted average purchase price of $52.81 per share. These issuances were related to employee contributions in 2018. There were no issuances in second quarter 2019.

CSX Q2 2019 Form 10-Q p.12

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.    Casualty, Environmental and Other Reserves

Personal injury and environmental reserves are considered critical accounting estimates due to the need for significant management judgment. Casualty, environmental and other reserves are provided for in the consolidated balance sheets as shown in the table below.

	June 30, 2019			December 31, 2018
(Dollars in millions)	Current	Long-term	Total	Current	Long-term	Total

Casualty:
Personal Injury	$47	$83	$130	$40	$103	$143
Occupational	9	49	58	10	46	56
Total Casualty	56	132	188	50	149	199
Environmental	32	46	78	39	41	80
Other	22	21	43	24	21	45
Total	$110	$199	$309	$113	$211	$324

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

Casualty
Casualty reserves of $188 million and $199 million as of June 30, 2019 and December 31, 2018, respectively, represent accruals for personal injury, occupational disease and occupational injury claims. During second quarter 2018, the Company increased its self-insured retention amount for these claims from $50 million to $75 million per occurrence for claims occurring on or after June 1, 2018. Currently, no individual claim is expected to exceed the self-insured retention amount. In accordance with the Contingencies Topic in the ASC, to the extent the value of an individual claim exceeds the self-insured retention amount, the Company would present the liability on a gross basis with a corresponding receivable for insurance recoveries. These reserves fluctuate based upon the timing of payments as well as changes in estimate. Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. Most of the Company's casualty claims relate to CSXT. Defense and processing costs, which historically have been insignificant and are anticipated to be insignificant in the future, are not included in the recorded liabilities.

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

CSX Q2 2019 Form 10-Q p.13

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.    Casualty, Environmental and Other Reserves, continued

Occupational
Occupational reserves represent liabilities for occupational disease and injury claims. Occupational disease claims arise primarily from allegations of exposure to asbestos in the workplace. Occupational injury claims arise from allegations of exposure to certain other materials in the workplace, such as solvents, soaps, chemicals (collectively referred to as “irritants”) and diesel fuels (like exhaust fumes) or allegations of chronic physical injuries resulting from work conditions, such as repetitive stress injuries. An analysis performed by management for the quarter resulted in an immaterial adjustment to the occupational reserve.

Environmental
Environmental reserves were $78 million and $80 million as of June 30, 2019 and December 31, 2018, respectively. The Company is a party to various proceedings related to environmental issues, including administrative and judicial proceedings involving private parties and regulatory agencies. The Company has been identified as a potentially responsible party at approximately 229 environmentally impaired sites. Many of these are, or may be, subject to remedial action under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), also known as the Superfund Law, or similar state statutes. Most of these proceedings arose from environmental conditions on properties used for ongoing or discontinued railroad operations. A number of these proceedings, however, are based on allegations that the Company, or its predecessors, sent hazardous substances to facilities owned or operated by others for treatment, recycling or disposal. In addition, some of the Company's land holdings were leased to others for commercial or industrial uses that may have resulted in releases of hazardous substances or other regulated materials onto the property and could give rise to proceedings against the Company.

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

CSX Q2 2019 Form 10-Q p.14

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

Other
Other reserves were $43 million and $45 million as of June 30, 2019 and December 31, 2018, respectively. These reserves include liabilities for various claims, such as property, automobile and general liability. Also included in other reserves are longshoremen disability claims related to a previously owned international shipping business (these claims are in runoff) as well as claims for current port employees.

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

Lease expense for operating leases is recognized on a straight-line basis over the lease term. Variable lease expense is recognized in the period in which the obligation for those payments is incurred. Lease expense is included in equipment and other rents on the consolidated income statements and is reported net of lease income. Lease income is not material to the results of operations for the quarter or six months ended June 2019.

CSX Q2 2019 Form 10-Q p.15

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.     Leases, continued

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of June 30, 2019.

(Dollars in Millions)	June 30, 2019
Maturity of Lease Liabilities	Lease Payments
2019 (remaining)	$29
2020	61
2021	53
2022	46
2023	38
Thereafter	1,241
Total undiscounted operating lease payments	$1,468
Less: Imputed interest	(908)
Present value of operating lease liabilities	$560

Balance Sheet Classification
Current lease liabilities (recorded in other current liabilities)	$59
Long-term lease liabilities	501
Total operating lease liabilities	$560

Other Information
Weighted-average remaining lease term for operating leases	33 years
Weighted-average discount rate for operating leases	5.0%

Cash Flows
An initial right-of-use asset of $534 million was recognized as a non-cash asset addition with the adoption of the new lease accounting standard. Additional right-of-use assets of $40 million were recognized as non-cash asset additions that resulted from new operating lease liabilities during the six months ended June 30, 2019. Cash paid for amounts included in the present value of operating lease liabilities was $28 million during the six months ended June 30, 2019 and is included in operating cash flows.

Operating Lease Costs
Operating lease costs were $21 million during second quarter 2019 and $39 million for the six months ended June 30, 2019. These costs are primarily related to long-term operating leases, but also include immaterial amounts for variable leases and short-term leases with terms greater than 30 days.

Finance Leases
Finance leases are included in properties - net and long-term debt on the consolidated balance sheets. The associated amortization expense and interest expense are included in depreciation and interest expense, respectively, on the consolidated income statements. These leases are not material to the consolidated financial statements as of June 30, 2019.

CSX Q2 2019 Form 10-Q p.16

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

The Company is able to estimate a range of possible loss for certain legal proceedings for which a loss is reasonably possible in excess of reserves established. The Company has estimated this range to be $3 million to $55 million in aggregate at June 30, 2019. This estimated aggregate range is based upon currently available information and is subject to significant judgment and a variety of assumptions. Accordingly, the Company's estimate will change from time to time, and actual losses may vary significantly from the current estimate.

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

CSX Q2 2019 Form 10-Q p.17

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

CSX Q2 2019 Form 10-Q p.18

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

	Pension Benefits Cost
(Dollars in millions)	Second Quarters		Six Months
	2019	2018	2019	2018
Service Cost Included in Labor and Fringe	$8	$7	$16	$16

Interest Cost	26	23	52	46
Expected Return on Plan Assets	(43)	(43)	(86)	(87)
Amortization of Net Loss	8	10	15	20
Total Included in Other Income - Net	(9)	(10)	(19)	(21)

Net Periodic Benefit Credit	$(1)	$(3)	$(3)	$(5)

	Other Post-retirement Benefits Cost
(Dollars in millions)	Second Quarters		Six Months
	2019	2018	2019	2018
Service Cost Included in Labor and Fringe	$1	$1	$1	$1

Interest Cost	1	1	2	3
Amortization of Prior Service Costs	(1)	—	(3)	—
Total Included in Other Income - Net	—	1	(1)	3

Net Periodic Benefit Cost	$1	$2	$—	$4

Qualified pension plan obligations are funded in accordance with regulatory requirements and with an objective of meeting or exceeding minimum funding requirements necessary to avoid restrictions on flexibility of plan operation and benefit payments. No contributions to the Company's qualified pension plans are required in 2019.

CSX Q2 2019 Form 10-Q p.19

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8.    Debt and Credit Agreements

Total activity related to long-term debt as of the end of second quarter 2019 is shown in the table below. For fair value information related to the Company's long-term debt, see Note 11, Fair Value Measurements.

(Dollars in millions)	Current Portion	Long-term Portion	Total
Long-term debt as of December 31, 2018	$18	$14,739	$14,757
2019 activity:
Long-term debt issued	—	1,000	1,000
Reclassifications	227	(227)	—
Discount, premium and other activity	—	10	10
Long-term debt as of June 30, 2019	$245	$15,522	$15,767

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

Credit Facility
In March 2019, CSX replaced its existing $1.0 billion unsecured, revolving credit facility with a new $1.2 billion unsecured, revolving credit facility backed by a diverse syndicate of banks. The new facility allows same-day borrowings at floating interest rates, based on LIBOR or an agreed-upon replacement, plus a spread that depends upon CSX's senior unsecured debt ratings. LIBOR is the London Interbank Offered Rate which is a daily reference rate based on the interest rates at which banks offer to lend unsecured funds. This facility expires in March 2024, and at June 30, 2019, the Company had no outstanding balances under this facility.

Commitment fees and interest rates payable under the facility were similar to fees and rates available to comparably rated investment-grade borrowers. As of second quarter 2019, CSX was in compliance with all covenant requirements under this facility.

Commercial Paper
In September 2018, the Company established a commercial paper program, backed by the revolving credit facility, under which the Company may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $1.0 billion outstanding at any one time. Proceeds from issuances of the notes are expected to be used for general corporate purposes. At June 30, 2019, the Company had no outstanding debt under the commercial paper program.

CSX Q2 2019 Form 10-Q p.20

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9.     Revenues

The Company’s revenues are primarily derived from the transportation of freight as performance obligations that arise from its contracts with customers are satisfied. The following table presents the Company’s revenues disaggregated by market as this best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors:

	Second Quarters		Six Months
(Dollars in millions)	2019	2018	2019	2018

Chemicals	$591	$588	$1,177	$1,145
Agricultural and Food Products	358	327	702	634
Automotive	329	330	640	634
Forest Products	223	215	439	410
Metals and Equipment	187	198	376	384
Minerals	144	137	267	251
Fertilizers	112	112	222	228
Total Merchandise	1,944	1,907	3,823	3,686

Coal	557	569	1,095	1,072

Intermodal	436	490	864	939

Other	124	136	292	281

Total	$3,061	$3,102	$6,074	$5,978

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

The average transit time to complete a shipment is between 3 to 8 days depending on market. Payments for transportation services are normally billed once a BOL is received and are generally due within 15 days after the invoice date. The Company recognizes revenue over transit time of freight as it moves from origin to destination. Revenue for services started but not completed at the reporting date is allocated based on the relative transit time in each reporting period, with the portion allocated for services subsequent to the reporting date considered remaining performance obligations.

CSX Q2 2019 Form 10-Q p.21

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

Other revenue is comprised of revenue from regional subsidiary railroads and incidental charges, including demurrage and switching. It is recorded upon completion of the service and accounts for an immaterial percentage of the Company's total revenue. Revenue from regional subsidiary railroads includes shipments by railroads that the Company does not directly operate. Demurrage represents charges assessed when freight cars are held by a customer beyond a specified period of time. Switching revenue is primarily generated when the Company switches cars for a customer or another railroad.

During the second quarters and six months 2019 and 2018, revenue recognized from performance obligations related to prior periods (for example, due to changes in transaction price), was not material.

Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to future reporting periods for freight services started but not completed at the reporting date. This includes the unearned portion of billed and unbilled amounts for cancellable freight shipments in transit. The Company expects to recognize the unearned portion of revenue for freight services in transit within one week of the reporting date. As of June 30, 2019, the Company had no material remaining performance obligations.

Contract Balances and Accounts Receivable
The timing of revenue recognition, billings and cash collections results in accounts receivable and customer advances and deposits (contract liabilities) on the consolidated balance sheets. The Company had no material contract assets, contract liabilities or deferred contract costs recorded on the consolidated balance sheet as of June 30, 2019.

CSX Q2 2019 Form 10-Q p.22

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9.     Revenues, continued

The Company’s accounts receivable - net consists of freight and non-freight receivables, reduced by an allowance for doubtful accounts.

(Dollars in millions)	June 30, 2019	December 31, 2018

Freight Receivables	$884	$846
Freight Allowance for Doubtful Accounts	(20)	(18)
Freight Receivables, net	864	828

Non-Freight Receivables	256	190
Non-Freight Allowance for Doubtful Accounts	(9)	(8)
Non-Freight Receivables, net	247	182
Total Accounts Receivable, net	$1,111	$1,010

Freight receivables include amounts earned, billed and unbilled, and currently due from customers for transportation-related services. Non-freight receivables include amounts billed and unbilled and currently due related to government reimbursement receivables and other non-revenue receivables. The Company maintains an allowance for doubtful accounts to provide for the estimated amount of receivables that will not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience, the age of outstanding receivables and economic conditions. Impairment losses recognized on the Company’s accounts receivable were not material in the second quarters or six months 2019 and 2018.

NOTE 10.    Income Taxes

There have been no material changes to the balance of unrecognized tax benefits reported at December 31, 2018.

CSX Q2 2019 Form 10-Q p.23

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

The Company's investment assets are carried at fair value on the consolidated balance sheets as summarized in the following table. All of the inputs used to determine the fair value of the Company's investments are Level 2 inputs. The amortized cost basis of these investments was $957 million and $340 million as of June 30, 2019 and December 31, 2018, respectively.

(Dollars in Millions)	June 30, 2019	December 31, 2018
Certificates of Deposit and Commercial Paper	$869	$250
Corporate Bonds	61	56
Government Securities	34	35
Total investments at fair value	$964	$341

CSX Q2 2019 Form 10-Q p.24

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Fair Value Measurements, continued

These investments have the following maturities:

(Dollars in millions)	June 30, 2019	December 31, 2018
Less than 1 year	$878	$253
1 - 5 years	8	14
5 - 10 years	27	26
Greater than 10 years	51	48
Total investments at fair value	$964	$341

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

(Dollars in millions)	June 30, 2019	December 31, 2018
Long-term Debt (Including Current Maturities):
Fair Value	$17,536	$14,914
Carrying Value	15,767	14,757

CSX Q2 2019 Form 10-Q p.25

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12.     Other Comprehensive Income (Loss)

CSX reports comprehensive earnings or loss in accordance with the Comprehensive Income Topic in the ASC in the Consolidated Comprehensive Income Statement. Total comprehensive earnings are defined as all changes in shareholders' equity during a period, other than those resulting from investments by and distributions to shareholders (e.g. issuance of equity securities and dividends). Generally, for CSX, total comprehensive earnings equal net earnings plus or minus adjustments for pension and other post-retirement liabilities. Total comprehensive earnings represent the activity for a period net of tax and were $874 million and $881 million for second quarters and $1.7 billion and $1.5 billion for the six months 2019 and 2018, respectively.

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

	Pension and Other Post-Employment Benefits	Other	Accumulated Other Comprehensive Income (Loss)
(Dollars in millions)
Balance December 31, 2018, Net of Tax	$(604)	$(57)	$(661)
Other Comprehensive Income (Loss)
Loss Before Reclassifications	—	(5)	(5)
Amounts Reclassified to Net Earnings	12	3	15
Tax Expense	(3)	(1)	(4)
Total Other Comprehensive Income (Loss)	9	(3)	6
Balance June 30, 2019, Net of Tax	$(595)	$(60)	$(655)

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

CSX Q2 2019 Form 10-Q p.26

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13.    Summarized Consolidating Financial Data, continued

Consolidating Income Statements
(Dollars in millions)
Second Quarter 2019	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Revenue	$—	$3,041	$20	$3,061
Expense	(138)	1,946	(52)	1,756
Operating Income	138	1,095	72	1,305

Equity in Earnings of Subsidiaries	926	—	(926)	—
Interest (Expense) / Benefit	(222)	(10)	48	(184)
Other Income / (Expense) - Net	11	51	(37)	25

Earnings Before Income Taxes	853	1,136	(843)	1,146
Income Tax Benefit / (Expense)	17	(276)	(17)	(276)
Net Earnings	$870	$860	$(860)	$870

Total Comprehensive Earnings	$874	$859	$(859)	$874

Second Quarter 2018	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Revenue	$—	$3,083	$19	$3,102
Expense	(84)	1,948	(45)	1,819
Operating Income	84	1,135	64	1,283

Equity in Earnings of Subsidiaries	942	—	(942)	—
Interest (Expense) / Benefit	(181)	(8)	32	(157)
Other Income / (Expense) - Net	6	29	(17)	18

Earnings Before Income Taxes	851	1,156	(863)	1,144
Income Tax Benefit / (Expense)	26	(274)	(19)	(267)
Net Earnings	$877	$882	$(882)	$877

Total Comprehensive Earnings	$881	$881	$(881)	$881

CSX Q2 2019 Form 10-Q p.27

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13.    Summarized Consolidating Financial Data, continued

Consolidating Income Statements
(Dollars in millions)
Six Months 2019	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Revenue	$—	$6,034	$40	$6,074
Expense	(275)	3,914	(89)	3,550
Operating Income	275	2,120	129	2,524

Equity in Earnings of Subsidiaries	1,800	—	(1,800)	—
Interest (Expense) / Benefit	(438)	(21)	97	(362)
Other Income / (Expense) - Net	19	103	(74)	48

Earnings Before Income Taxes	1,656	2,202	(1,648)	2,210
Income Tax (Expense) / Benefit	48	(521)	(33)	(506)
Net Earnings	$1,704	$1,681	$(1,681)	$1,704

Total Comprehensive Earnings	$1,710	$1,678	$(1,678)	$1,710

Six Months 2018	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Revenue	$—	$5,940	$38	$5,978
Expense	(162)	3,891	(78)	3,651
Operating Income	162	2,049	116	2,327

Equity in Earnings of Subsidiaries	1,700	—	(1,700)	—
Interest (Expense) / Benefit	(345)	(17)	56	(306)
Other Income / (Expense) - Net	10	52	(27)	35

Earnings Before Income Taxes	1,527	2,084	(1,555)	2,056
Income Tax (Expense) / Benefit	45	(498)	(31)	(484)
Net Earnings	$1,572	$1,586	$(1,586)	$1,572

Total Comprehensive Earnings	$1,477	$1,581	$(1,581)	$1,477

CSX Q2 2019 Form 10-Q p.28

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13.    Summarized Consolidating Financial Data, continued

Consolidating Balance Sheet
(Dollars in millions)
June 30, 2019	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated

ASSETS
Current Assets
Cash and Cash Equivalents	$718	$124	$11	$853
Short-term Investments	869	—	9	878
Accounts Receivable - Net	2	1,058	51	1,111
Receivable from Affiliates	921	6,166	(7,087)	—
Materials and Supplies	—	222	—	222
Other Current Assets	3	98	21	122
Total Current Assets	2,513	7,668	(6,995)	3,186

Properties	1	41,821	2,934	44,756
Accumulated Depreciation	(1)	(11,074)	(1,662)	(12,737)
Properties - Net	—	30,747	1,272	32,019

Investments in Conrail	—	—	959	959
Affiliates and Other Companies	(39)	886	16	863
Investments in Consolidated Subsidiaries	33,332	—	(33,332)	—
Right-of-Use Lease Asset	—	529	21	550
Other Long-term Assets	3	591	(247)	347
Total Assets	$35,809	$40,421	$(38,306)	$37,924

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$153	$783	$53	$989
Labor and Fringe Benefits Payable	35	342	35	412
Payable to Affiliates	8,154	411	(8,565)	—
Casualty, Environmental and Other Reserves	—	95	15	110
Current Maturities of Long-term Debt	—	245	—	245
Income and Other Taxes Payable	(423)	519	37	133
Other Current Liabilities	—	153	11	164
Total Current Liabilities	7,919	2,548	(8,414)	2,053

Casualty, Environmental and Other Reserves	—	164	35	199
Long-term Debt	15,042	480	—	15,522
Deferred Income Taxes - Net	(121)	6,690	222	6,791
Long-term Lease Liability	—	486	15	501
Other Long-term Liabilities	693	209	(334)	568
Total Liabilities	$23,533	$10,577	$(8,476)	$25,634

Shareholders' Equity
Common Stock, $1 Par Value	$798	$181	$(181)	$798
Other Capital	290	5,096	(5,096)	290
Retained Earnings	11,843	24,503	(24,503)	11,843
Accumulated Other Comprehensive Loss	(655)	50	(50)	(655)
Noncontrolling Interest	—	14	—	14
Total Shareholders' Equity	$12,276	$29,844	$(29,830)	$12,290
Total Liabilities and Shareholders' Equity	$35,809	$40,421	$(38,306)	$37,924

CSX Q2 2019 Form 10-Q p.29

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

CSX Q2 2019 Form 10-Q p.30

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13.    Summarized Consolidating Financial Data, continued

Consolidating Cash Flow Statements
(Dollars in millions)
Six Months 2019	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Operating Activities
Net Cash Provided by (Used in) Operating Activities	$1,636	$1,064	$(433)	$2,267
Investing Activities
Property Additions	—	(707)	(62)	(769)
Proceeds from Property Dispositions	—	146	—	146
Purchases of Short-term Investments	(1,427)	—	—	(1,427)
Proceeds from Sales of Short-term Investments	810	—	—	810
Other Investing Activities	(5)	(6)	(5)	(16)
Net Cash Provided by (Used in) Investing Activities	(622)	(567)	(67)	(1,256)
Financing Activities
Long-term Debt Issued	1,000	—	—	1,000
Dividends Paid	(388)	(500)	500	(388)
Shares Repurchased	(1,656)	—	—	(1,656)
Other Financing Activities	32	(3)	(1)	28
Net Cash Provided by (Used in) Financing Activities	(1,012)	(503)	499	(1,016)
Net Increase (Decrease) in Cash and Cash Equivalents	2	(6)	(1)	(5)
Cash and Cash Equivalents at Beginning of Period	716	130	12	858
Cash and Cash Equivalents at End of Period	$718	$124	$11	$853

CSX Q2 2019 Form 10-Q p.31

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13.    Summarized Consolidating Financial Data, continued

Consolidating Cash Flow Statements
(Dollars in millions)
Six Months 2018	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Operating Activities
Net Cash Provided by (Used in) Operating Activities	$1,311	$1,245	$(547)	$2,009
Investing Activities
Property Additions	—	(762)	(61)	(823)
Proceeds from Property Dispositions	—	141	—	141
Purchases of Short-term Investments	(75)	—	(2)	(77)
Proceeds from Sales of Short-term Investments	—	—	12	12
Other Investing Activities	(1)	(99)	92	(8)
Net Cash (Used in) Provided by Investing Activities	(76)	(720)	41	(755)
Financing Activities
Long-term Debt Issued	2,000	—	—	2,000
Dividends Paid	(384)	(500)	500	(384)
Shares Repurchased	(1,810)	—	—	(1,810)
Accelerated Share Repurchase Pending Final Settlement	(90)	—	—	(90)
Other Financing Activities	(53)	(3)	5	(51)
Net Cash Provided by (Used in) Financing Activities	(337)	(503)	505	(335)
Net Increase (Decrease) in Cash and Cash Equivalents	898	22	(1)	919
Cash and Cash Equivalents at Beginning of Period	274	121	6	401
Cash and Cash Equivalents at End of Period	$1,172	$143	$5	$1,320

CSX Q2 2019 Form 10-Q p.32

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER 2019 HIGHLIGHTS

•	Revenue decreased $41 million, or 1% year over year.

•	Expenses decreased $63 million, or 3% year over year.

•	Operating income of $1.3 billion increased $22 million, or 2% year over year.

•	Operating ratio of 57.4% improved 120 basis points versus last year's quarter.

•	Earnings per diluted share of $1.08 increased $0.07, or 7% year over year.

	Second Quarters				Six Months
	2019	2018	Fav / (Unfav)	% Change	2019	2018	Fav / (Unfav)	% Change
Volume (in thousands)	1,581	1,646	(65)	(4)%	3,112	3,178	(66)	(2)%

(in millions)
Revenue	$3,061	$3,102	$(41)	(1)	$6,074	$5,978	$96	2
Expense	1,756	1,819	63	3	3,550	3,651	101	3
Operating Income	$1,305	$1,283	$22	2%	$2,524	$2,327	$197	8%

Operating Ratio	57.4%	58.6%	120	bps	58.4%	61.1%	270	bps

Earnings Per Diluted Share	$1.08	$1.01	$0.07	7%	$2.10	$1.79	$0.31	17%

CSX Q2 2019 Form 10-Q p.33

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Volume and Revenue (Unaudited)
Volume (Thousands of units); Revenue (Dollars in Millions); Revenue Per Unit (Dollars)
Second Quarters
	Volume			Revenue			Revenue Per Unit
	2019	2018	% Change	2019	2018	% Change	2019	2018	% Change
Chemicals	172	169	2%	$591	$588	1%	$3,436	$3,479	(1)%
Automotive	121	118	3	329	330	—	2,719	2,797	(3)
Agricultural and Food Products	118	112	5	358	327	9	3,034	2,920	4
Minerals	89	86	3	144	137	5	1,618	1,593	2
Forest Products	73	71	3	223	215	4	3,055	3,028	1
Metals and Equipment	63	69	(9)	187	198	(6)	2,968	2,870	3
Fertilizers	61	64	(5)	112	112	—	1,836	1,750	5
Total Merchandise	697	689	1	1,944	1,907	2	2,789	2,768	1
Coal	226	222	2	557	569	(2)	2,465	2,563	(4)
Intermodal	658	735	(10)	436	490	(11)	663	667	(1)
Other	—	—	—	124	136	(9)	—	—	—
Total	1,581	1,646	(4)%	$3,061	$3,102	(1)%	$1,936	$1,885	3%

Six Months
	Volume			Revenue			Revenue Per Unit
	2019	2018	% Change	2019	2018	% Change	2019	2018	% Change
Chemicals	339	331	2%	$1,177	$1,145	3%	$3,472	$3,459	—%
Automotive	236	230	3	640	634	1	2,712	2,757	(2)
Agricultural and Food Products	232	219	6	702	634	11	3,026	2,895	5
Minerals	158	152	4	267	251	6	1,690	1,651	2
Forest Products	144	138	4	439	410	7	3,049	2,971	3
Metals and Equipment	127	133	(5)	376	384	(2)	2,961	2,887	3
Fertilizers	123	128	(4)	222	228	(3)	1,805	1,781	1
Total Merchandise	1,359	1,331	2	3,823	3,686	4	2,813	2,769	2
Coal	438	423	4	1,095	1,072	2	2,500	2,534	(1)
Intermodal	1,315	1,424	(8)	864	939	(8)	657	659	—
Other	—	—	—	292	281	4	—	—	—
Total	3,112	3,178	(2)%	$6,074	$5,978	2%	$1,952	$1,881	4%

CSX Q2 2019 Form 10-Q p.34

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Second Quarter 2019

Revenue
Revenue decreased 1 percent year over year as favorable mix and pricing gains across most markets were more than offset by intermodal volume decreases and lower other revenue.

Merchandise Volume
Chemicals - Increased as stronger crude oil and waste shipments more than offset reduced fly ash, natural gas liquids and sand shipments.

Automotive - Increased due to higher shipments of trucks and SUVs.

Agricultural and Food Products - Increased due to gains in the domestic grain and ethanol markets.

Minerals - Increased due to higher shipments for construction and paving projects.

Forest Products - Increased due to higher demand for wood pulp and other fiber products as well as stronger lumber shipments.

Metals and Equipment - Declined due to reduced metals shipments, primarily in the sheet steel, construction and scrap markets.

Fertilizers - Declined as wet weather conditions continue to delay fertilizer applications.

Coal Volume
Domestic increased primarily due to growth in coke, iron ore and other shipments. Export declined due to lower thermal coal shipments.

Intermodal Volume
Domestic and international declined primarily due to rationalization of low-density lanes.

Other Revenue
Other revenue decreased $12 million versus prior year primarily due to lower revenue for storage at intermodal facilities.

CSX Q2 2019 Form 10-Q p.35

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Expenses
Expenses of $1.8 billion decreased $63 million, or 3 percent year over year, primarily driven by efficiency savings and lower volume, partially offset by inflation and other items.

Labor and Fringe expense decreased $21 million primarily due to the following:

•	Efficiency and volume savings of $19 million primarily resulted from lower headcount and reduced crew starts.

•	Incentive compensation decreased $19 million driven primarily by lower expected payouts on existing plans.

•	Inflation and other costs increased $17 million.

Materials, Supplies and Other expense decreased $14 million due to the following:

•
Volume and efficiency savings of $35 million primarily resulted from lower trucking and terminal costs due to intermodal lane rationalizations; reduced equipment maintenance expenses; and lower train accident costs.

•	Gains from real estate and line sales were flat year over year.

•	All other costs increased $21 million primarily due to higher casualty expenses, inflation and other items.

Depreciation expense increased $8 million primarily due to a larger asset base.

Fuel expense decreased $36 million primarily due to a 6 percent price decrease, record fuel efficiency and lower volume.

Equipment and Other Rents expense decreased $9 million primarily due to lower volume-related costs in addition to continued equipment efficiency for merchandise and intermodal.

Equity Earnings of Affiliates decreased $9 million primarily due to lower net earnings at TTX and a prior year gain from an affiliate's property sale.

Interest Expense
Interest expense increased $27 million primarily due to higher average debt balances.

Other Income - Net
Other income - net increased $7 million primarily due to increased interest income as a result of higher average investment balances.

Income Tax Expense
Income tax expense increased $9 million primarily due to a benefit in 2018 related to state legislative changes.

CSX Q2 2019 Form 10-Q p.36

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Six Months Results of Operations

Revenue increased $96 million primarily due to price increases and favorable mix, partially offset by intermodal volume decreases.

Total expense decreased $101 million primarily due to labor, fuel and other operational efficiencies in addition to volume-related savings and lower fuel prices, partially offset by inflation.

Interest expense increased $56 million primarily due to higher average debt balances.

Other income - net increased $13 million primarily due to increased interest income as a result of higher average investment balances.

Income tax expense increased $22 million primarily due to increased earnings before income taxes and a benefit in 2018 related to state legislative changes. These increases were partially offset by tax benefits from the impacts of options exercises and the vesting of other equity awards.

CSX Q2 2019 Form 10-Q p.37

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

Adjusted Free Cash Flow
Management believes that free cash flow is supplemental information useful to investors as it is important in evaluating the Company’s financial performance. More specifically, free cash flow measures cash generated by the business after reinvestment. This measure represents cash available for both equity and bond investors to be used for dividends, share repurchases or principal reduction on outstanding debt. Free cash flow is calculated by using net cash from operations and adjusting for property additions and certain other investing activities, which includes proceeds from property dispositions. Adjusted free cash flow excludes the impact of cash payments for restructuring charge. Free cash flow and adjusted free cash flow should be considered in addition to, rather than a substitute for, cash provided by operating activities. The increase in adjusted free cash flow before dividends from the prior year of $299 million is primarily due to higher cash-generating income, favorable changes in working capital and lower property additions.

The following table reconciles cash provided by operating activities (GAAP measure) to adjusted free cash flow after restructuring, before dividends (non-GAAP measure). The restructuring charge impact to free cash flow in 2018 was tax effected using the Company's applicable tax rate.

	Six Months
(Dollars in millions)	2019	2018
Net cash provided by operating activities	$2,267	$2,009
Property Additions	(769)	(823)
Other Investing Activities	130	133
Free Cash Flow (before payment of dividends)	1,628	1,319
Add back: Cash Payments for Restructuring Charge (after-tax) (a)	—	10
Adjusted Free Cash Flow Before Dividends (non-GAAP)	$1,628	$1,329
(a) The Company made cash payments related to the restructuring charge of $13 million in the six months ended 2018.

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

CSX Q2 2019 Form 10-Q p.38

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating performance remained strong as train velocity and car dwell improved 14 percent and 6 percent, respectively, to record levels for the second quarter. The Company remains focused on executing the operational plan to deliver further service gains, improve transit times and drive asset utilization while controlling costs.

    From a safety perspective, the FRA personal injury frequency index of 0.83 for the second quarter 2019 improved 22 percent year over year, driven by a significant reduction in the number of FRA-reportable personal injuries. Similarly, the FRA train accident rate of 1.93 for the quarter improved 54 percent year over year, driven by an all-time record low number of FRA-reportable train accidents.

The Company is committed to continuous safety improvement and remains focused on reducing risk and enhancing the overall safety of its employees, customers and the communities in which the Company operates.

	Second Quarters			Six Months
	2019	2018	Improvement/ (Deterioration)	2019	2018	Improvement/ (Deterioration)
Operations Performance
Train Velocity (Miles per hour)(a)	20.0	17.6	14%	20.2	17.6	15%
Dwell (Hours)(a)	9.1	9.7	6%	9.0	10.1	11%

Revenue Ton-Miles (Billions)
Merchandise	33.0	32.8	1%	64.6	64.2	1%
Coal	10.9	11.8	(8)%	21.4	22.1	(3)%
Intermodal	6.8	7.7	(12)%	13.3	14.7	(10)%
Total Revenue Ton-Miles	50.7	52.3	(3)%	99.3	101.0	(2)%

Total Gross Ton-Miles (Billions)	99.9	103.5	(3)%	196.6	199.7	(2)%
On-Time Originations	88%	85%	4%	85%	83%	2%
On-Time Arrivals	53%	61%	(13)%	58%	59%	(2)%

Safety
FRA Personal Injury Frequency Index	0.83	1.06	22%	0.79	1.11	29%
FRA Train Accident Rate	1.93	4.24	54%	2.26	4.10	45%
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

CSX Q2 2019 Form 10-Q p.39

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

Material Changes in Significant Cash Flows
Significant Cash Flows
The following chart highlights the components of the net increases of $5 million and $919 million in cash and cash equivalents for operating, investing and financing activities for six months ended 2019 and 2018, respectively.

•	Cash provided by operating activities increased $258 million primarily driven by higher cash-generating income and favorable changes in working capital.

•	Cash used in investing activities increased $501 million primarily driven by an increase in net short-term investment purchases, partially offset by lower property additions.

•	Cash used in financing activities increased $681 million. Cash provided by long-term debt issuances was less than prior year. In addition, share repurchases declined in the current year.

Sources of Cash and Liquidity and Uses of Cash
As of the end of second quarter 2019, CSX had $1.7 billion of cash, cash equivalents and short-term investments. CSX uses current cash balances for general corporate purposes, which may include reduction or refinancing of outstanding indebtedness, capital expenditures, working capital requirements, contributions to the Company's qualified pension plan, redemptions and repurchases of CSX common stock and dividends to shareholders. See Note 8, Debt and Credit Agreements.

The Company has multiple sources of liquidity, including cash generated from operations and financing sources. The Company filed a shelf registration statement with the SEC on February 12, 2019, which is unlimited as to amount and may be used to issue debt or equity securities at CSX’s discretion, subject to market conditions and CSX Board authorization. While CSX seeks to give itself flexibility with respect to cash requirements, there can be no assurance that market conditions would permit CSX to sell such securities on acceptable terms at any given time, or at all. In six months 2019, CSX issued a total of $1.0 billion of new long-term debt.

CSX Q2 2019 Form 10-Q p.40

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CSX has a $1.2 billion unsecured, revolving credit facility backed by a diverse syndicate of banks that expires in March 2024. At June 30, 2019, the Company had no outstanding balances under this facility. The Company also has a commercial paper program, backed by the revolving credit facility, under which the Company may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $1.0 billion outstanding at any one time. At June 30, 2019, the Company had no outstanding debt under the commercial paper program.

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

The Company expects to continue incurring capital costs in connection with the implementation of PTC. CSX estimates that the total multi-year cost of PTC implementation will be approximately $2.4 billion. This estimate includes costs for installing the new system along tracks, upgrading locomotives, adding communication equipment and developing new technologies. Total PTC spending through June 2019 was $2.3 billion.

Material Changes in the Consolidated Balance Sheets and Working Capital
Consolidated Balance Sheets
Total assets increased $1.2 billion from year end primarily due to the net increase in short-term investments of $625 million and the right-of-use lease asset of $550 million resulting from the adoption of the new lease accounting standard. Total liabilities and shareholders' equity combined also increased $1.2 billion from year end primarily driven by net earnings of $1.7 billion, the issuance of $1.0 billion in long-term debt and the total lease liability of $560 million resulting from the adoption of the new lease accounting standard. These increases were partially offset by share repurchases of $1.7 billion and dividends paid of $388 million.

Working capital is considered a measure of a company's ability to meet its short-term needs. CSX had a working capital surplus of $1.1 billion and $650 million as of June 30, 2019 and December 31, 2018, respectively. The increase in working capital since year end of $483 million is primarily due to cash from operations of $2.3 billion and proceeds from the $1.0 billion issuance of long-term debt, partially offset by share repurchases of $1.7 billion, property additions of $769 million and dividend payments of $388 million.

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

CSX Q2 2019 Form 10-Q p.41

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

CSX Q2 2019 Form 10-Q p.42

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

CSX Q2 2019 Form 10-Q p.43

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

ITEM 4. CONTROLS AND PROCEDURES
As of June 30, 2019, under the supervision and with the participation of CSX's Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and Interim CFO concluded that, as of June 30, 2019, the Company's disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in CSX's periodic SEC reports. There were no changes in the Company's internal controls over financial reporting during the second quarter of 2019 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

CSX Q2 2019 Form 10-Q p.44

CSX CORPORATION
PART II

Item 2. CSX Purchases of Equity Securities
The Company continues to repurchase shares under the $5 billion program announced in January 2019. For more information about share repurchases, see Note 2 Earnings Per Share. Share repurchase activity for the second quarter 2019 was as follows:

	CSX Purchases of Equity Securities for the Quarter
Second Quarter	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning Balance				$4,332,672,444
April 1 - April 30, 2019	1,518,588	$75.81	1,498,808	4,219,102,907
May 1 - May 31, 2019	5,450,510	76.15	5,450,510	3,804,059,115
June 1 - June 30, 2019	4,317,103	76.76	4,317,103	3,472,696,563
Ending Balance	11,286,201	$76.34	11,266,421	$3,472,696,563
(a) The difference of 19,780 shares between the "Total Number of Shares Purchased" and the "Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs" for the quarter represents shares purchased to fund the Company's contribution to a 401(k) plan that covers certain union employees.

Item 3. Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
Not Applicable

Item 5. Other Information
None

CSX Q2 2019 Form 10-Q p.45

CSX CORPORATION
PART II

Item 6. Exhibits

Exhibit designation	Nature of exhibit	Previously filed as exhibit to

Material contracts:
10.1**	CSX 2019 Stock and Incentive Award Plan (incorporated by reference to Appendix A to the registrant's Definitive Proxy Statement on Schedule 14A filed March 22, 2019)	May 8, 2019 Exhibit 10.1, Form 8-K
10.2**	Employment Separation Agreement and Release, dated as of June 4, 2019, between CSX Corporation and Frank A. Lonegro	June 4, 2019 Exhibit 10.1, Form 8-K/A

Officer certifications:
31*	Rule 13a-14(a) Certifications
32*	Section 1350 Certifications

Interactive data files:
101*
The following financial information from CSX Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed with the SEC on July 16, 2019, formatted in XBRL includes: (i) consolidated income statements for the quarters and six months ended June 30, 2019 and June 30, 2018, (ii) condensed consolidated comprehensive income statements for the quarters and six months ended June 30, 2019 and June 30, 2018, (iii) consolidated balance sheets at June 30, 2019 and December 31, 2018, (iv) consolidated cash flow statements for the six months ended June 30, 2019 and June 30, 2018, (v) consolidated statement of changes in shareholders' equity for the quarters and six months ended June 30, 2019 and June 30, 2018, and (vi) the notes to consolidated financial statements.

* Filed herewith

CSX Q2 2019 Form 10-Q p.46

CSX CORPORATION
PART II

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSX CORPORATION
(Registrant)

By: /s/ ANGELA C. WILLIAMS
Angela C. Williams
Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Dated: July 16, 2019

CSX Q2 2019 Form 10-Q p.47