Form 10-Q
period 2019-09-30
CSX CORP
filed 2019-10-17
CIK 277948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(☒)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
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
Yes (☐) No (X)
There were 782,336,546 shares of common stock outstanding on September 30, 2019 (the latest practicable date that is closest to the filing date).

CSX Q3 2019 Form 10-Q p.1

CSX CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

CSX Q3 2019 Form 10-Q p.2

CSX CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED INCOME STATEMENTS (Unaudited)
(Dollars in millions, except per share amounts)

	Third Quarters		Nine Months
	2019	2018	2019	2018

Revenue	$2,978	$3,129	$9,052	$9,107
Expense
Labor and Fringe	638	695	1,958	2,060
Materials, Supplies and Other	415	474	1,348	1,425
Depreciation	338	334	1,005	986
Fuel	223	268	690	793
Equipment and Other Rents	104	89	307	302
Equity Earnings of Affiliates	(27)	(24)	(67)	(79)
Total Expense	1,691	1,836	5,241	5,487

Operating Income	1,287	1,293	3,811	3,620

Interest Expense	(186)	(162)	(548)	(468)
Other Income - Net	24	19	72	54
Earnings Before Income Taxes	1,125	1,150	3,335	3,206

Income Tax Expense	(269)	(256)	(775)	(740)
Net Earnings	$856	$894	$2,560	$2,466

Per Common Share (Note 2)
Net Earnings Per Share, Basic	$1.08	$1.05	$3.19	$2.85
Net Earnings Per Share, Assuming Dilution	$1.08	$1.05	$3.18	$2.83

Average Shares Outstanding (In millions)	790	850	803	866
Average Shares Outstanding, Assuming Dilution (In millions)	792	854	805	870

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS (Unaudited)
(Dollars in millions)

	Third Quarters		Nine Months
	2019	2018	2019	2018
Total Comprehensive Earnings (Note 12)	$863	$901	$2,573	$2,378

See accompanying notes to consolidated financial statements.

CSX Q3 2019 Form 10-Q p.3

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	(Unaudited)
	September 30, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,521	$858
Short-term Investments	1,037	253
Accounts Receivable - Net (Note 9)	1,101	1,010
Materials and Supplies	235	263
Other Current Assets	66	181
Total Current Assets	3,960	2,565

Properties	45,012	44,805
Accumulated Depreciation	(12,934)	(12,807)
Properties - Net	32,078	31,998

Investment in Conrail	969	943
Affiliates and Other Companies	880	836
Right-of-Use Lease Asset (Note 5)	539	—
Other Long-term Assets	369	387
Total Assets	$38,795	$36,729

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$1,101	$949
Labor and Fringe Benefits Payable	486	550
Casualty, Environmental and Other Reserves (Note 4)	110	113
Current Maturities of Long-term Debt (Note 8)	745	18
Income and Other Taxes Payable	155	106
Other Current Liabilities	208	179
Total Current Liabilities	2,805	1,915

Casualty, Environmental and Other Reserves (Note 4)	195	211
Long-term Debt (Note 8)	15,992	14,739
Deferred Income Taxes - Net	6,882	6,690
Long-term Lease Liability (Note 5)	494	—
Other Long-term Liabilities	548	594
Total Liabilities	26,916	24,149

Shareholders' Equity:
Common Stock, $1 Par Value	782	818
Other Capital	314	249
Retained Earnings	11,416	12,157
Accumulated Other Comprehensive Loss (Note 12)	(648)	(661)
Noncontrolling Interest	15	17
Total Shareholders' Equity	11,879	12,580
Total Liabilities and Shareholders' Equity	$38,795	$36,729

See accompanying notes to consolidated financial statements.

CSX Q3 2019 Form 10-Q p.4

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CASH FLOW STATEMENTS (Unaudited)
(Dollars in millions)

	Nine Months
	2019	2018

OPERATING ACTIVITIES
Net Earnings	$2,560	$2,466
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation	1,005	986
Deferred Income Taxes	186	148
Gain on Property Dispositions	(129)	(122)
Equity Earnings of Affiliates	(67)	(79)
Cash Payments for Restructuring Charge	—	(14)
Other Operating Activities	(14)	(13)
Changes in Operating Assets and Liabilities:
Accounts Receivable	(39)	(97)
Other Current Assets	84	70
Accounts Payable	152	140
Income and Other Taxes Payable	114	19
Other Current Liabilities	(115)	(98)
Net Cash Provided by Operating Activities	3,737	3,406

INVESTING ACTIVITIES
Property Additions	(1,191)	(1,240)
Proceeds from Property Dispositions	218	257
Purchases of Short-term Investments	(2,255)	(611)
Proceeds from Sales of Short-term Investments	1,480	15
Other Investing Activities	19	(8)
Net Cash Used In Investing Activities	(1,729)	(1,587)

FINANCING ACTIVITIES
Long-term Debt Issued (Note 8)	2,000	2,000
Long-term Debt Repaid (Note 8)	(18)	(19)
Dividends Paid	(577)	(570)
Shares Repurchased	(2,767)	(2,816)
Accelerated Share Repurchase Pending Final Settlement (Note 2)	—	(100)
Other Financing Activities	17	(52)
Net Cash Used in Financing Activities	(1,345)	(1,557)

Net Increase in Cash and Cash Equivalents	663	262

CASH AND CASH EQUIVALENTS
Cash and Cash Equivalents at Beginning of Period	858	401
Cash and Cash Equivalents at End of Period	$1,521	$663

See accompanying notes to consolidated financial statements.

CSX Q3 2019 Form 10-Q p.5

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY
(Dollars in Millions)

Nine Months 2019	Common Shares Outstanding (Thousands)	Common Stock and Other Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(a)	Non-controlling Interest	Total Shareholders' Equity

Balance December 31, 2018	818,180	$1,067	$12,157	$(661)	$17	$12,580
Comprehensive Earnings:
Net Earnings	—	—	834	—	—	834
Other Comprehensive Income (Note 12)	—	—	—	2	—	2
Total Comprehensive Earnings						836

Common stock dividends, $0.24 per share	—	—	(195)	—	—	(195)
Share Repurchases	(11,540)	(12)	(784)	—	—	(796)
Stock Option Exercises and Other	2,524	21	(1)	—	—	20
Balance March 31, 2019	809,164	$1,076	$12,011	$(659)	$17	$12,445
Comprehensive Earnings:
Net Earnings	—	—	870	—	—	870
Other Comprehensive Income (Note 12)	—	—	—	4	—	4
Total Comprehensive Earnings						874

Common stock dividends, $0.24 per share	—	—	(193)	—	—	(193)
Share Repurchases	(11,266)	(11)	(849)	—	—	(860)
Stock Option Exercises and Other	278	23	4	—	(3)	24
Balance June 30, 2019	798,176	$1,088	$11,843	$(655)	$14	$12,290
Comprehensive Earnings:
Net Earnings	—	—	856	—	—	856
Other Comprehensive Income (Note 12)	—	—	—	7	—	7
Total Comprehensive Earnings						863

Common stock dividends, $0.24 per share	—	—	(189)	—	—	(189)
Share Repurchases	(16,098)	(16)	(1,095)	—	—	(1,111)
Stock Option Exercises and Other	264	24	1	—	1	26
Balance September 30, 2019	782,342	$1,096	$11,416	$(648)	$15	$11,879

(a) Accumulated Other Comprehensive Loss balances shown above are net of tax. The associated taxes were $179 million, $177 million, and $175 million as of first, second and third quarters 2019, respectively. For additional information, see Note 12, Other Comprehensive Income.

CSX Q3 2019 Form 10-Q p.6

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY
(Dollars in Millions)

Nine Months 2018	Common Shares Outstanding (Thousands)	Common Stock and Other Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(a)	Non-controlling Interest	Total Shareholders' Equity
Balance December 31, 2017	889,851	$1,107	$14,084	$(486)	$16	$14,721
Comprehensive Earnings:
Net Earnings	—	—	695	—	—	695
Other Comprehensive Loss	—	—	—	(99)	—	(99)
Total Comprehensive Earnings						596

Common stock dividends, $0.22 per share	—	—	(194)	—	—	(194)
Share Repurchases	(14,966)	(15)	(821)	—	—	(836)
Stock Option Exercises and Other	469	(2)	109	—	(3)	104
Balance March 31, 2018	875,354	$1,090	$13,873	$(585)	$13	$14,391
Comprehensive Earnings:
Net Earnings	—	—	877	—	—	877
Other Comprehensive Income	—	—	—	4	—	4
Total Comprehensive Earnings						881

Common stock dividends, $0.22 per share	—	—	(190)	—	—	(190)
Share Repurchases	(16,386)	(16)	(958)	—	—	(974)
Stock Option Exercises and Other	(157)	(88)	2	—	1	(85)
Balance June 30, 2018	858,811	$986	$13,604	$(581)	$14	$14,023
Comprehensive Earnings:
Net Earnings	—	—	894	—	—	894
Other Comprehensive Income	—	—	—	7	—	7
Total Comprehensive Earnings						901

Common stock dividends, $0.22 per share	—	—	(186)	—	—	(186)
Share Repurchases	(14,341)	(15)	(991)	—	—	(1,006)
Stock Option Exercises and Other	(50)	2	(1)	—	2	3
Balance September 30, 2018	844,420	$973	$13,320	$(574)	$16	$13,735

(a) Accumulated Other Comprehensive Loss balances shown above are net of tax. The associated taxes were $160 million, $158 million, and $156 million as of first, second and third quarters 2018, respectively. For additional information, see Note 12, Other Comprehensive Income.
See accompanying notes to consolidated financial statements.

CSX Q3 2019 Form 10-Q p.7

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

Basis of Presentation
In the opinion of management, the accompanying consolidated financial statements contain all normal, recurring adjustments necessary to fairly present the consolidated financial statements and accompanying notes. Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been omitted from these interim financial statements. CSX suggests that these financial statements be read in conjunction with the audited financial statements and the notes included in CSX's most recent annual report on Form 10-K and any subsequently filed current reports on Form 8-K.

Fiscal Year
The Company's fiscal periods are based upon the calendar year. Except as otherwise specified, references to “third quarter(s)” or “nine months” indicate CSX's fiscal periods ending September 30, 2019 and September 30, 2018, and references to "year-end" indicate the fiscal year ended December 31, 2018.

CSX Q3 2019 Form 10-Q p.8

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

CSX Q3 2019 Form 10-Q p.9

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2.    Earnings Per Share

The following table sets forth the computation of basic earnings per share and earnings per share, assuming dilution:

	Third Quarters		Nine Months
	2019	2018	2019	2018
Numerator (Dollars in millions):
Net Earnings	$856	$894	$2,560	$2,466

Denominator (Units in millions):
Average Common Shares Outstanding	790	850	803	866
Other Potentially Dilutive Common Shares	2	4	2	4
Average Common Shares Outstanding, Assuming Dilution	792	854	805	870

Net Earnings Per Share, Basic	$1.08	$1.05	$3.19	$2.85
Net Earnings Per Share, Assuming Dilution	$1.08	$1.05	$3.18	$2.83

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

When calculating diluted earnings per share, the potential shares that would be outstanding if all outstanding stock options were exercised are included. This number is different from outstanding stock options because it is offset by shares CSX could repurchase using the proceeds from these hypothetical exercises to obtain the common stock equivalent. Approximately 1 million and 7 thousand of total average outstanding stock options for the quarters ended September 30, 2019 and September 30, 2018, respectively, and 800 thousand and 600 thousand for the nine months ended September 30, 2019 and September 30, 2018, respectively, were excluded from the diluted earnings per share calculation because their effect was antidilutive.

Share Repurchases
In February 2018, the Company announced an increase to the $1.5 billion share repurchase program first announced in October 2017, bringing the total authorized amount to $5 billion. This program was completed on January 16, 2019. Also on January 16, 2019, the Company announced a new $5 billion share repurchase program. During third quarter and nine months ended 2019 and 2018, the Company engaged in the following repurchase activities:

	Third Quarters		Nine Months
	2019	2018	2019	2018
Shares Repurchased (Millions)	16	15	39	46
Cost of Shares (Dollars in millions)	$1,111	$1,006	$2,767	$2,816

CSX Q3 2019 Form 10-Q p.10

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

On August 8, 2019, the Company entered into an agreement to repurchase shares of the Company’s common stock. Under this agreement, the Company made a prepayment of $250 million to a financial institution and settlement occurred September 10, 2019. At settlement, the Company received approximately 4 million shares, calculated based on the volume-weighted average price of the Company’s common stock over the term of the agreement, less a discount.

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

CSX Q3 2019 Form 10-Q p.11

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3.     Share-Based Compensation

Under CSX's share-based compensation plans, awards consist of performance units, restricted stock awards, restricted stock units and stock options for management and stock grants for directors. Awards granted under the various programs are determined and approved by the Compensation Committee of the Board of Directors or, in certain circumstances, by the full Board for awards to the Chief Executive Officer or by the Chief Executive Officer for awards to management employees other than senior executives. The Board of Directors approves awards granted to CSX's non-management directors upon recommendation of the Governance Committee.

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

	Third Quarters		Nine Months
(Dollars in millions)	2019	2018	2019	2018

Share-Based Compensation Expense:
Performance Units	$8	$8	$23	$22
Stock Options	2	4	9	10
Restricted Stock Units and Awards	2	1	6	4
Stock Awards for Directors	—	—	2	2
Employee Stock Purchase Plan	1	—	3	—
Total Share-Based Compensation Expense	$13	$13	$43	$38
Income Tax Benefit	$6	$6	$41	$23

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

CSX Q3 2019 Form 10-Q p.12

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

Grants were made in performance units, with each unit representing the right to receive one share of CSX common stock, and payouts will be made in CSX common stock. The payout range for participants will be between 0% and 200% of the target awards depending on Company performance against predetermined goals. Payouts for certain executive officers are subject to formulaic upward or downward adjustment by up to 25%, capped at an overall payout of 225%, based upon the Company's total shareholder return relative to specified comparable groups over the performance period. The fair values of the performance units awarded during the third quarters and nine months 2019 and 2018 were calculated using a Monte-Carlo simulation model with the following weighted-average assumptions:

	Third Quarters		Nine Months
	2019(a)	2018	2019	2018
Weighted-average assumptions used:
Annual dividend yield	N/A	1.2%	1.4%	1.6%
Risk-free interest rate	N/A	2.7%	2.5%	2.3%
Annualized volatility	N/A	27.9%	27.6%	29.1%
Expected life (in years)	N/A	2.3	2.9	2.9

(a) No performance units were awarded in third quarter 2019.

Stock Options
Also, in February 2019, the Company granted approximately 843 thousand stock options along with the corresponding LTIP. The fair value of stock options on the date of grant was $17.45 per option, which was calculated using the Black-Scholes valuation model. These stock options were granted with ten-year terms and vest over three years in equal installments each year on the anniversary of the grant date. The exercise price for stock options granted equals the closing market price of the underlying stock on the date of grant. These awards are time-based and are not based upon attainment of performance goals. During third quarters 2019 and 2018, there were immaterial grants of stock options to certain members of management.

CSX Q3 2019 Form 10-Q p.13

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3.     Share-Based Compensation, continued

The fair values of all stock option awards during the quarters and nine months ended September 30, 2019 and September 30, 2018 were estimated at the grant date with the following weighted average assumptions:

	Third Quarters		Nine Months
	2019	2018	2019	2018
Weighted-average grant-date fair value	$15.44	$20.52	$17.99	$14.65

Stock options valuation assumptions:
Annual dividend yield	1.4%	1.2%	1.3%	1.5%
Risk-free interest rate	1.4%	2.8%	2.5%	2.6%
Annualized volatility	25.7%	25.5%	25.7%	27.0%
Expected life (in years)	6.5	6.5	6.1	6.5

Other pricing model inputs:
Weighted-average grant-date market price of CSX stock (strike price)	$66.35	$74.84	$69.96	$54.19

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

Employee Stock Purchase Plan
In May 2018, shareholders approved the 2018 CSX Employee Stock Purchase Plan (“ESPP”) for the benefit of Company employees. The Company registered 4 million shares of common stock that may be issued pursuant to this plan. Under the ESPP, employees may contribute between 1% and 10% of base compensation, after-tax, to purchase up to $25,000 of CSX common stock per year at 85% of the closing market price on either the grant date or the last day of the six-month offering period, whichever is lower. During third quarter and nine months ended 2019, 144 thousand and 249 thousand shares of CSX stock were issued at a weighted average purchase price of $52.66 and $52.72 per share, respectively.

CSX Q3 2019 Form 10-Q p.14

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.    Casualty, Environmental and Other Reserves

Personal injury and environmental reserves are considered critical accounting estimates due to the need for management judgment. Casualty, environmental and other reserves are provided for in the consolidated balance sheets as shown in the table below.

	September 30, 2019			December 31, 2018
(Dollars in millions)	Current	Long-term	Total	Current	Long-term	Total

Casualty:
Personal Injury	$47	$78	$125	$40	$103	$143
Occupational	9	50	59	10	46	56
Total Casualty	56	128	184	50	149	199
Environmental	32	46	78	39	41	80
Other	22	21	43	24	21	45
Total	$110	$195	$305	$113	$211	$324

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

Casualty
Casualty reserves of $184 million and $199 million as of September 30, 2019 and December 31, 2018, respectively, represent accruals for personal injury, occupational disease and occupational injury claims. During second quarter 2018, the Company increased its self-insured retention amount for these claims from $50 million to $75 million per occurrence for claims occurring on or after June 1, 2018. Currently, no individual claim is expected to exceed the self-insured retention amount. In accordance with the Contingencies Topic in the ASC, to the extent the value of an individual claim exceeds the self-insured retention amount, the Company would present the liability on a gross basis with a corresponding receivable for insurance recoveries. These reserves fluctuate based upon the timing of payments as well as changes in estimate. Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. Most of the Company's casualty claims relate to CSXT. Defense and processing costs, which historically have been insignificant and are anticipated to be insignificant in the future, are not included in the recorded liabilities.

Personal Injury
Personal injury reserves represent liabilities for employee work-related and third-party injuries. Work-related injuries for CSXT employees are primarily subject to the Federal Employers’ Liability Act (“FELA”). CSXT retains an independent actuary to assist management in assessing the value of personal injury claims. An analysis is performed by the actuary quarterly and is reviewed by management. This analysis for the quarter did not result in a material adjustment to the personal injury reserve in the quarter ended September 30, 2019 or September 30, 2018. The methodology used by the actuary includes a development factor to reflect growth or reduction in the value of these personal injury claims based largely on CSXT's historical claims and settlement experience.

CSX Q3 2019 Form 10-Q p.15

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.    Casualty, Environmental and Other Reserves, continued

Occupational
Occupational reserves represent liabilities for occupational disease and injury claims. Occupational disease claims arise primarily from allegations of exposure to asbestos in the workplace. Occupational injury claims arise from allegations of exposure to certain other materials in the workplace, such as solvents, soaps, chemicals (collectively referred to as “irritants”) and diesel fuels (like exhaust fumes) or allegations of chronic physical injuries resulting from work conditions, such as repetitive stress injuries. The analysis performed by management for the quarter did not result in a material adjustment to the occupational reserve in the quarter ended September 30, 2019 or September 30, 2018.

Environmental
Environmental reserves were $78 million and $80 million as of September 30, 2019 and December 31, 2018, respectively. The Company is a party to various proceedings related to environmental issues, including administrative and judicial proceedings involving private parties and regulatory agencies. The Company has been identified as a potentially responsible party at approximately 231 environmentally impaired sites. Many of these are, or may be, subject to remedial action under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), also known as the Superfund Law, or similar state statutes. Most of these proceedings arose from environmental conditions on properties used for ongoing or discontinued railroad operations. A number of these proceedings, however, are based on allegations that the Company, or its predecessors, sent hazardous substances to facilities owned or operated by others for treatment, recycling or disposal. In addition, some of the Company's land holdings were leased to others for commercial or industrial uses that may have resulted in releases of hazardous substances or other regulated materials onto the property and could give rise to proceedings against the Company.

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

CSX Q3 2019 Form 10-Q p.16

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

Other
Other reserves were $43 million and $45 million as of September 30, 2019 and December 31, 2018, respectively. These reserves include liabilities for various claims, such as property, automobile and general liability. Also included in other reserves are longshoremen disability claims related to a previously owned international shipping business (these claims are in runoff) as well as claims for current port employees.

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

Lease expense for operating leases is recognized on a straight-line basis over the lease term. Variable lease expense is recognized in the period in which the obligation for those payments is incurred. Lease expense is included in equipment and other rents on the consolidated income statements and is reported net of lease income. Lease income is not material to the results of operations for the quarter or nine months ended September 2019.

CSX Q3 2019 Form 10-Q p.17

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.     Leases, continued

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of September 30, 2019.

(Dollars in Millions)	September 30, 2019
Maturity of Lease Liabilities	Lease Payments
2019 (remaining)	$14
2020	61
2021	53
2022	46
2023	38
Thereafter	1,242
Total undiscounted operating lease payments	$1,454
Less: Imputed interest	(901)
Present value of operating lease liabilities	$553

Balance Sheet Classification
Current lease liabilities (recorded in other current liabilities)	$59
Long-term lease liabilities	494
Total operating lease liabilities	$553

Other Information
Weighted-average remaining lease term for operating leases	32 years
Weighted-average discount rate for operating leases	5.0%

Cash Flows
An initial right-of-use asset of $534 million was recognized as a non-cash asset addition with the adoption of the new lease accounting standard. Additional right-of-use assets of $41 million were recognized as non-cash asset additions that resulted from new operating lease liabilities during the nine months ended September 30, 2019. Cash paid for amounts included in the present value of operating lease liabilities was $44 million during the nine months ended September 30, 2019 and is included in operating cash flows.

Operating Lease Costs
Operating lease costs were $21 million during third quarter 2019 and $60 million for the nine months ended September 30, 2019. These costs are primarily related to long-term operating leases, but also include immaterial amounts for variable leases and short-term leases with terms greater than 30 days.

Finance Leases
Finance leases are included in properties-net and long-term debt on the consolidated balance sheets. The associated amortization expense and interest expense are included in depreciation and interest expense, respectively, on the consolidated income statements. These leases are not material to the consolidated financial statements as of September 30, 2019.

CSX Q3 2019 Form 10-Q p.18

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

The Company is able to estimate a range of possible loss for certain legal proceedings for which a loss is reasonably possible in excess of reserves established. The Company has estimated this range to be $1 million to $28 million in aggregate at September 30, 2019. This estimated aggregate range is based upon currently available information and is subject to significant judgment and a variety of assumptions. Accordingly, the Company's estimate will change from time to time, and actual losses may vary significantly from the current estimate.

Fuel Surcharge Antitrust Litigation
In May 2007, class action lawsuits were filed against CSXT and three other U.S.-based Class I railroads alleging that the defendants' fuel surcharge practices relating to contract and unregulated traffic resulted from an illegal conspiracy in violation of antitrust laws. The class action lawsuits were consolidated in federal court in the District of Columbia. In 2017, the District Court issued its decision denying class certification. On August 16, 2019, the U.S. Court of Appeals for the D.C. Circuit affirmed the District Court’s ruling.

CSX Q3 2019 Form 10-Q p.19

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6.    Commitments and Contingencies, continued

The District Court had delayed proceedings on the merits of the case pending the outcome of the class certification proceedings. The eight named plaintiffs in the underlying case can now choose whether to proceed with their claims. Because there is no class, other shippers must decide whether to bring an individual claim against one or more railroads. Some individual shipper claims have been filed.

CSXT believes that its fuel surcharge practices were arrived at and applied lawfully and that the case is without merit. Accordingly, the Company intends to defend itself vigorously. However, penalties for violating antitrust laws can be severe, and resolution of these matters individually or when aggregated could have a material adverse effect on the Company's financial condition, results of operations or liquidity in that particular period.

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

CSX Q3 2019 Form 10-Q p.20

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

	Pension Benefits Cost
(Dollars in millions)	Third Quarters		Nine Months
	2019	2018	2019	2018
Service Cost Included in Labor and Fringe	$8	$8	$24	$24

Interest Cost	25	23	77	69
Expected Return on Plan Assets	(43)	(44)	(129)	(131)
Amortization of Net Loss	8	10	23	30
Total Included in Other Income - Net	(10)	(11)	(29)	(32)

Net Periodic Benefit Credit	$(2)	$(3)	$(5)	$(8)

	Other Post-retirement Benefits Cost
(Dollars in millions)	Third Quarters		Nine Months
	2019	2018	2019	2018
Service Cost Included in Labor and Fringe	$—	$—	$1	$1

Interest Cost	—	2	2	5
Amortization of Prior Service Costs	(2)	—	(5)	—
Total Included in Other Income - Net	(2)	2	(3)	5

Net Periodic Benefit (Credit)/Cost	$(2)	$2	$(2)	$6

Qualified pension plan obligations are funded in accordance with regulatory requirements and with an objective of meeting or exceeding minimum funding requirements necessary to avoid restrictions on flexibility of plan operation and benefit payments. No contributions to the Company's qualified pension plans are required in 2019.

CSX Q3 2019 Form 10-Q p.21

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8.    Debt and Credit Agreements

Total activity related to long-term debt as of the end of third quarter 2019 is shown in the table below. For fair value information related to the Company's long-term debt, see Note 11, Fair Value Measurements.

(Dollars in millions)	Current Portion	Long-term Portion	Total
Long-term debt as of December 31, 2018	$18	$14,739	$14,757
2019 activity:
Long-term debt issued	—	2,000	2,000
Long-term debt repaid	(18)	—	(18)
Reclassifications	745	(745)	—
Discount, premium and other activity	—	(2)	(2)
Long-term debt as of September 30, 2019	$745	$15,992	$16,737

Debt Issuance
On September 12, 2019, CSX issued $400 million of 2.40% notes due 2030 and $600 million of 3.35% notes due 2049. These notes are included in the consolidated balance sheets under long-term debt and may be redeemed by the Company at any time, subject to payment of certain make-whole premiums. On October 15, 2019, a portion of the net proceeds was used to fully redeem CSX’s outstanding $500 million of 3.70% notes originally due October 30, 2020. As the Company issued notification on September 12, 2019 of its intent to redeem the October 2020 notes early, these notes were included in current maturities of long-term debt on the consolidated balance sheet as of September 30, 2019. The remaining net proceeds from the September 2019 issuance will also be used for general corporate purposes, which may include repurchases of CSX’s common stock, capital investment, working capital requirements, improvements in productivity and other cost reductions at CSX’s major transportation units.

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

Credit Facility
In March 2019, CSX replaced its existing $1.0 billion unsecured, revolving credit facility with a new $1.2 billion unsecured, revolving credit facility backed by a diverse syndicate of banks. The new facility allows same-day borrowings at floating interest rates, based on LIBOR or an agreed-upon replacement, plus a spread that depends upon CSX's senior unsecured debt ratings. LIBOR is the London Interbank Offered Rate which is a daily reference rate based on the interest rates at which banks offer to lend unsecured funds. This facility expires in March 2024, and at September 30, 2019, the Company had no outstanding balances under this facility.

Commitment fees and interest rates payable under the facility were similar to fees and rates available to comparably rated investment-grade borrowers. As of third quarter 2019, CSX was in compliance with all covenant requirements under this facility.

CSX Q3 2019 Form 10-Q p.22

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8.    Debt and Credit Agreements, continued

Commercial Paper
Under its commercial paper program, which is backed by the revolving credit facility, the Company may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $1.0 billion outstanding at any one time. Proceeds from issuances of the notes are expected to be used for general corporate purposes. At September 30, 2019, the Company had no outstanding debt under the commercial paper program.

NOTE 9.     Revenues

The Company’s revenues are primarily derived from the transportation of freight as performance obligations that arise from its contracts with customers are satisfied. The following table presents the Company’s revenues disaggregated by market as this best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors:

	Third Quarters		Nine Months
(Dollars in millions)	2019	2018	2019	2018

Chemicals	$589	$596	$1,766	$1,741
Agricultural and Food Products	354	325	1,056	959
Automotive	297	300	937	934
Forest Products	225	223	664	633
Metals and Equipment	195	205	571	589
Minerals	145	137	412	388
Fertilizers	101	104	323	332
Total Merchandise	1,906	1,890	5,729	5,576

Coal	516	588	1,611	1,660

Intermodal	447	500	1,311	1,439

Other	109	151	401	432

Total	$2,978	$3,129	$9,052	$9,107

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

CSX Q3 2019 Form 10-Q p.23

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

During the third quarters and nine months 2019 and 2018, revenue recognized from performance obligations related to prior periods (for example, due to changes in transaction price), was not material.

Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to future reporting periods for freight services started but not completed at the reporting date. This includes the unearned portion of billed and unbilled amounts for cancellable freight shipments in transit. The Company expects to recognize the unearned portion of revenue for freight services in transit within one week of the reporting date. As of September 30, 2019, the Company had no material remaining performance obligations.

Contract Balances and Accounts Receivable
The timing of revenue recognition, billings and cash collections results in accounts receivable and customer advances and deposits (contract liabilities) on the consolidated balance sheets. The Company had no material contract assets, contract liabilities or deferred contract costs recorded on the consolidated balance sheet as of September 30, 2019.

CSX Q3 2019 Form 10-Q p.24

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9.     Revenues, continued

The Company’s accounts receivable - net consists of freight and non-freight receivables, reduced by an allowance for doubtful accounts.

(Dollars in millions)	September 30, 2019	December 31, 2018

Freight Receivables	$861	$846
Freight Allowance for Doubtful Accounts	(20)	(18)
Freight Receivables, net	841	828

Non-Freight Receivables	269	190
Non-Freight Allowance for Doubtful Accounts	(9)	(8)
Non-Freight Receivables, net	260	182
Total Accounts Receivable, net	$1,101	$1,010

Freight receivables include amounts earned, billed and unbilled, and currently due from customers for transportation-related services. Non-freight receivables include amounts billed and unbilled and currently due related to government reimbursement receivables and other non-revenue receivables. The Company maintains an allowance for doubtful accounts to provide for the estimated amount of receivables that will not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience, the age of outstanding receivables and economic conditions. Impairment losses recognized on the Company’s accounts receivable were not material in the third quarters or nine months 2019 and 2018.

NOTE 10.    Income Taxes

There have been no material changes to the balance of unrecognized tax benefits reported at December 31, 2018.

CSX Q3 2019 Form 10-Q p.25

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

The Company's investment assets are carried at fair value on the consolidated balance sheets as summarized in the following table. All of the inputs used to determine the fair value of the Company's investments are Level 2 inputs. The amortized cost basis of these investments was $1,118 million and $340 million as of September 30, 2019 and December 31, 2018, respectively.

(Dollars in Millions)	September 30, 2019	December 31, 2018
Certificates of Deposit and Commercial Paper	$1,029	$250
Corporate Bonds	62	56
Government Securities	35	35
Total investments at fair value	$1,126	$341

CSX Q3 2019 Form 10-Q p.26

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Fair Value Measurements, continued

These investments have the following maturities:

(Dollars in millions)	September 30, 2019	December 31, 2018
Less than 1 year	$1,037	$253
1 - 5 years	9	14
5 - 10 years	26	26
Greater than 10 years	54	48
Total investments at fair value	$1,126	$341

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

(Dollars in millions)	September 30, 2019	December 31, 2018
Long-term Debt (Including Current Maturities):
Fair Value	$18,923	$14,914
Carrying Value	16,737	14,757

CSX Q3 2019 Form 10-Q p.27

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12.     Other Comprehensive Income (Loss)

CSX reports comprehensive earnings or loss in accordance with the Comprehensive Income Topic in the ASC in the Consolidated Comprehensive Income Statement. Total comprehensive earnings are defined as all changes in shareholders' equity during a period, other than those resulting from investments by and distributions to shareholders (e.g. issuance of equity securities and dividends). Generally, for CSX, total comprehensive earnings equal net earnings plus or minus adjustments for pension and other post-retirement liabilities. Total comprehensive earnings represent the activity for a period net of tax and were $863 million and $901 million for third quarters and $2.6 billion and $2.4 billion for the nine months 2019 and 2018, respectively.

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

	Pension and Other Post-Employment Benefits	Other	Accumulated Other Comprehensive Income (Loss)
(Dollars in millions)
Balance December 31, 2018, Net of Tax	$(604)	$(57)	$(661)
Other Comprehensive Income (Loss)
Loss Before Reclassifications	—	(5)	(5)
Amounts Reclassified to Net Earnings	18	6	24
Tax Expense	(4)	(2)	(6)
Total Other Comprehensive Income (Loss)	14	(1)	13
Balance September 30, 2019, Net of Tax	$(590)	$(58)	$(648)

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

CSX Q3 2019 Form 10-Q p.28

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13.    Summarized Consolidating Financial Data, continued

Consolidating Income Statements
(Dollars in millions)
Third Quarter 2019	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Revenue	$—	$2,958	$20	$2,978
Expense	(138)	1,862	(33)	1,691
Operating Income	138	1,096	53	1,287

Equity in Earnings of Subsidiaries	883	—	(883)	—
Interest (Expense) / Benefit	(220)	(11)	45	(186)
Other Income / (Expense) - Net	9	47	(32)	24

Earnings Before Income Taxes	810	1,132	(817)	1,125
Income Tax Benefit / (Expense)	46	(267)	(48)	(269)
Net Earnings	$856	$865	$(865)	$856

Total Comprehensive Earnings	$863	$864	$(864)	$863

Third Quarter 2018	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Revenue	$—	$3,110	$19	$3,129
Expense	(86)	1,952	(30)	1,836
Operating Income	86	1,158	49	1,293

Equity in Earnings of Subsidiaries	953	—	(953)	—
Interest (Expense) / Benefit	(190)	(11)	39	(162)
Other Income / (Expense) - Net	6	35	(22)	19

Earnings Before Income Taxes	855	1,182	(887)	1,150
Income Tax Benefit / (Expense)	39	(278)	(17)	(256)
Net Earnings	$894	$904	$(904)	$894

Total Comprehensive Earnings	$901	$903	$(903)	$901

CSX Q3 2019 Form 10-Q p.29

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13.    Summarized Consolidating Financial Data, continued

Consolidating Income Statements
(Dollars in millions)
Nine Months 2019	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Revenue	$—	$8,992	$60	$9,052
Expense	(413)	5,776	(122)	5,241
Operating Income	413	3,216	182	3,811

Equity in Earnings of Subsidiaries	2,683	—	(2,683)	—
Interest (Expense) / Benefit	(658)	(32)	142	(548)
Other Income / (Expense) - Net	28	150	(106)	72

Earnings Before Income Taxes	2,466	3,334	(2,465)	3,335
Income Tax (Expense) / Benefit	94	(788)	(81)	(775)
Net Earnings	$2,560	$2,546	$(2,546)	$2,560

Total Comprehensive Earnings	$2,573	$2,542	$(2,542)	$2,573

Nine Months 2018	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Revenue	$—	$9,050	$57	$9,107
Expense	(248)	5,843	(108)	5,487
Operating Income	248	3,207	165	3,620

Equity in Earnings of Subsidiaries	2,653	—	(2,653)	—
Interest (Expense) / Benefit	(535)	(28)	95	(468)
Other Income / (Expense) - Net	16	87	(49)	54

Earnings Before Income Taxes	2,382	3,266	(2,442)	3,206
Income Tax (Expense) / Benefit	84	(776)	(48)	(740)
Net Earnings	$2,466	$2,490	$(2,490)	$2,466

Total Comprehensive Earnings	$2,378	$2,484	$(2,484)	$2,378

CSX Q3 2019 Form 10-Q p.30

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13.    Summarized Consolidating Financial Data, continued

Consolidating Balance Sheet
(Dollars in millions)
September 30, 2019	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated

ASSETS
Current Assets
Cash and Cash Equivalents	$1,355	$152	$14	$1,521
Short-term Investments	1,028	—	9	1,037
Accounts Receivable - Net	2	1,044	55	1,101
Receivable from Affiliates	874	6,918	(7,792)	—
Materials and Supplies	—	235	—	235
Other Current Assets	(1)	50	17	66
Total Current Assets	3,258	8,399	(7,697)	3,960

Properties	1	42,055	2,956	45,012
Accumulated Depreciation	(1)	(11,231)	(1,702)	(12,934)
Properties - Net	—	30,824	1,254	32,078

Investments in Conrail	—	—	969	969
Affiliates and Other Companies	(39)	904	15	880
Investments in Consolidated Subsidiaries	33,966	—	(33,966)	—
Right-of-Use Lease Asset	—	519	20	539
Other Long-term Assets	3	608	(242)	369
Total Assets	$37,188	$41,254	$(39,647)	$38,795

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$200	$832	$69	$1,101
Labor and Fringe Benefits Payable	36	411	39	486
Payable to Affiliates	8,959	385	(9,344)	—
Casualty, Environmental and Other Reserves	—	95	15	110
Current Maturities of Long-term Debt	500	245	—	745
Income and Other Taxes Payable	(428)	570	13	155
Other Current Liabilities	—	197	11	208
Total Current Liabilities	9,267	2,735	(9,197)	2,805

Casualty, Environmental and Other Reserves	—	161	34	195
Long-term Debt	15,532	460	—	15,992
Deferred Income Taxes - Net	(150)	6,755	277	6,882
Long-term Lease Liability	—	481	13	494
Other Long-term Liabilities	675	203	(330)	548
Total Liabilities	$25,324	$10,795	$(9,203)	$26,916

Shareholders' Equity
Common Stock, $1 Par Value	$782	$181	$(181)	$782
Other Capital	314	5,096	(5,096)	314
Retained Earnings	11,416	25,118	(25,118)	11,416
Accumulated Other Comprehensive Loss	(648)	49	(49)	(648)
Noncontrolling Interest	—	15	—	15
Total Shareholders' Equity	$11,864	$30,459	$(30,444)	$11,879
Total Liabilities and Shareholders' Equity	$37,188	$41,254	$(39,647)	$38,795

CSX Q3 2019 Form 10-Q p.31

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

CSX Q3 2019 Form 10-Q p.32

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13.    Summarized Consolidating Financial Data, continued

Consolidating Cash Flow Statements
(Dollars in millions)
Nine Months 2019	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Operating Activities
Net Cash Provided by (Used in) Operating Activities	$2,732	$1,629	$(624)	$3,737
Investing Activities
Property Additions	—	(1,085)	(106)	(1,191)
Proceeds from Property Dispositions	—	218	—	218
Purchases of Short-term Investments	(2,255)	—	—	(2,255)
Proceeds from Sales of Short-term Investments	1,480	—	—	1,480
Other Investing Activities	4	33	(18)	19
Net Cash Used in Investing Activities	(771)	(834)	(124)	(1,729)
Financing Activities
Long-term Debt Issued	2,000	—	—	2,000
Long-term Debt Repaid	—	(18)	—	(18)
Dividends Paid	(577)	(750)	750	(577)
Shares Repurchased	(2,767)	—	—	(2,767)
Other Financing Activities	22	(5)	—	17
Net Cash (Used in) Provided by Financing Activities	(1,322)	(773)	750	(1,345)
Net Increase in Cash and Cash Equivalents	639	22	2	663
Cash and Cash Equivalents at Beginning of Period	716	130	12	858
Cash and Cash Equivalents at End of Period	$1,355	$152	$14	$1,521

CSX Q3 2019 Form 10-Q p.33

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13.    Summarized Consolidating Financial Data, continued

Consolidating Cash Flow Statements
(Dollars in millions)
Nine Months 2018	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Operating Activities
Net Cash Provided by (Used in) Operating Activities	$2,417	$1,792	$(803)	$3,406
Investing Activities
Property Additions	—	(1,134)	(106)	(1,240)
Proceeds from Property Dispositions	—	257	—	257
Purchases of Short-term Investments	(609)	—	(2)	(611)
Proceeds from Sales of Short-term Investments	—	—	15	15
Other Investing Activities	(1)	(149)	142	(8)
Net Cash (Used in) Provided by Investing Activities	(610)	(1,026)	49	(1,587)
Financing Activities
Long-term Debt Issued	2,000	—	—	2,000
Long-term Debt Repaid	—	(19)	—	(19)
Dividends Paid	(570)	(750)	750	(570)
Shares Repurchased	(2,816)	—	—	(2,816)
Accelerated Share Repurchase Pending Final Settlement	(100)	—	—	(100)
Other Financing Activities	(58)	(2)	8	(52)
Net Cash (Used in) Provided by Financing Activities	(1,544)	(771)	758	(1,557)
Net Increase (Decrease) in Cash and Cash Equivalents	263	(5)	4	262
Cash and Cash Equivalents at Beginning of Period	274	121	6	401
Cash and Cash Equivalents at End of Period	$537	$116	$10	$663

CSX Q3 2019 Form 10-Q p.34

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER 2019 HIGHLIGHTS

•	Revenue decreased $151 million, or 5% year over year.

•	Expenses decreased $145 million, or 8% year over year.

•	Operating income of $1.3 billion decreased $6 million year over year.

•	Operating ratio of 56.8% improved 190 basis points versus last year's quarter.

•	Earnings per diluted share of $1.08 increased $0.03, or 3% year over year.

	Third Quarters				Nine Months
	2019	2018	Fav / (Unfav)	% Change	2019	2018	Fav / (Unfav)	% Change
Volume (in thousands)	1,569	1,656	(87)	(5)%	4,681	4,834	(153)	(3)%

(in millions)
Revenue	$2,978	$3,129	$(151)	(5)	$9,052	$9,107	$(55)	(1)
Expense	1,691	1,836	145	8	5,241	5,487	246	4
Operating Income	$1,287	$1,293	$(6)	—%	$3,811	$3,620	$191	5%

Operating Ratio	56.8%	58.7%	190	bps	57.9%	60.3%	240	bps

Earnings Per Diluted Share	$1.08	$1.05	$0.03	3%	$3.18	$2.83	$0.35	12%

CSX Q3 2019 Form 10-Q p.35

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Volume and Revenue (Unaudited)
Volume (Thousands of units); Revenue (Dollars in Millions); Revenue Per Unit (Dollars)
Third Quarters
	Volume			Revenue			Revenue Per Unit
	2019	2018	% Change	2019	2018	% Change	2019	2018	% Change
Chemicals	166	172	(3)%	$589	$596	(1)%	$3,548	$3,465	2%
Agricultural and Food Products	119	112	6	354	325	9	2,975	2,902	3
Automotive	110	111	(1)	297	300	(1)	2,700	2,703	—
Minerals	90	85	6	145	137	6	1,611	1,612	—
Forest Products	73	74	(1)	225	223	1	3,082	3,014	2
Metals and Equipment	65	69	(6)	195	205	(5)	3,000	2,971	1
Fertilizers	60	60	—	101	104	(3)	1,683	1,733	(3)
Total Merchandise	683	683	—	1,906	1,890	1	2,791	2,767	1
Coal	213	234	(9)	516	588	(12)	2,423	2,513	(4)
Intermodal	673	739	(9)	447	500	(11)	664	677	(2)
Other	—	—	—	109	151	(28)	—	—	—
Total	1,569	1,656	(5)%	$2,978	$3,129	(5)%	$1,898	$1,889	—%

Nine Months
	Volume			Revenue			Revenue Per Unit
	2019	2018	% Change	2019	2018	% Change	2019	2018	% Change
Chemicals	505	503	—%	$1,766	$1,741	1%	$3,497	$3,461	1%
Agricultural and Food Products	351	331	6	1,056	959	10	3,009	2,897	4
Automotive	346	341	1	937	934	—	2,708	2,739	(1)
Minerals	248	237	5	412	388	6	1,661	1,637	1
Forest Products	217	212	2	664	633	5	3,060	2,986	2
Metals and Equipment	192	202	(5)	571	589	(3)	2,974	2,916	2
Fertilizers	183	188	(3)	323	332	(3)	1,765	1,766	—
Total Merchandise	2,042	2,014	1	5,729	5,576	3	2,806	2,769	1
Coal	651	657	(1)	1,611	1,660	(3)	2,475	2,527	(2)
Intermodal	1,988	2,163	(8)	1,311	1,439	(9)	659	665	(1)
Other	—	—	—	401	432	(7)	—	—	—
Total	4,681	4,834	(3)%	$9,052	$9,107	(1)%	$1,934	$1,884	3%

CSX Q3 2019 Form 10-Q p.36

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Third Quarter 2019

Revenue
Revenue decreased 5 percent year over year due to intermodal and coal volume decreases, lower other revenue and decreases in fuel recovery, partially offset by pricing gains across nearly all markets and favorable mix.

Merchandise Volume
Chemicals - Declined due to reduced natural gas liquids and fly ash shipments, partially offset by growth in industrial chemicals as well as industrial and municipal waste.

Agricultural and Food Products - Increased due to gains in feed grain and ingredients, sweeteners and oils, and ethanol.

Automotive - Declined due to lower passenger car shipments, partially offset by higher shipments of trucks and SUVs.

Minerals - Increased due to higher shipments for construction and paving projects.

Forest Products - Declined due to reduced pulpboard shipments, partially offset by higher demand for wood pulp.

Metals and Equipment - Declined due to reduced metals shipments, primarily in the steel, construction and scrap markets.

Fertilizers - Volume gains on short-haul phosphate shipments were offset by declines in long-haul fertilizer shipments.

Coal Volume
Domestic coal volume declined primarily due to lower shipments of utility coal as a result of continued competition from natural gas. Export coal volume declined due to lower international shipments of both thermal and metallurgical coal as global benchmark prices declined.

Intermodal Volume
Domestic and international volumes declined primarily due to rationalization of low-density lanes.

Other Revenue
Other revenue decreased $42 million versus prior year primarily due to lower revenue for storage at intermodal facilities and demurrage.

CSX Q3 2019 Form 10-Q p.37

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Expenses
Expenses of $1.7 billion decreased $145 million, or 8 percent year over year, primarily driven by efficiency gains as well as volume savings and lower fuel prices, partially offset by inflation.

Labor and Fringe expense decreased $57 million due to the following:

•	Efficiency and volume savings of $54 million primarily resulted from lower headcount and reduced crew starts.

•	Other cost savings were partially offset by inflation.

Materials, Supplies and Other expense decreased $59 million due to the following:

•	Efficiency and volume savings of $64 million primarily resulted from lower operating support costs, lower trucking and terminal costs and reduced equipment maintenance expenses.

•	Gains from real estate and line sales were $65 million in 2019 compared to $53 million in 2018.

•	All other costs increased $17 million primarily due to a $22 million non-railroad asset impairment related to an intermodal terminal sale agreement.

Depreciation expense increased $4 million primarily due to a larger asset base.

Fuel expense decreased $45 million primarily due to a 13% price decrease, record fuel efficiency and lower volume. These decreases were partially offset by a $15 million net expense related to state fuel tax matters.

Equipment and Other Rents expense increased $15 million primarily due to several non-significant items, including inflation, partially offset by volume and efficiency savings.

Interest Expense
Interest expense increased $24 million primarily due to higher average debt balances.

Other Income - Net
Other income - net increased $5 million primarily due to increased interest income as a result of higher average investment balances.

Income Tax Expense
Income tax expense increased $13 million primarily due to benefits in 2018 related to the resolution of a state tax matter and a federal deferred tax adjustment, partially offset by lower earnings before income taxes.

CSX Q3 2019 Form 10-Q p.38

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nine Months Results of Operations

Revenue decreased $55 million primarily due to volume decreases, particularly in intermodal, partially offset by price increases and favorable mix.

Total expense decreased $246 million primarily due to labor, fuel and other operational efficiencies in addition to volume-related savings and lower fuel prices, partially offset by inflation.

Interest expense increased $80 million primarily due to higher average debt balances.

Other income - net increased $18 million primarily due to increased interest income as a result of higher average investment balances.

Income tax expense increased $35 million primarily due to increased earnings before income taxes as well as benefits in 2018 related to state legislative changes and a federal deferred tax adjustment. These increases were partially offset by tax benefits from the impacts of options exercises and the vesting of other equity awards.

CSX Q3 2019 Form 10-Q p.39

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

Adjusted Free Cash Flow
Management believes that free cash flow is supplemental information useful to investors as it is important in evaluating the Company’s financial performance. More specifically, free cash flow measures cash generated by the business after reinvestment. This measure represents cash available for both equity and bond investors to be used for dividends, share repurchases or principal reduction on outstanding debt. Free cash flow is calculated by using net cash from operations and adjusting for property additions and certain other investing activities, which includes proceeds from property dispositions. Adjusted free cash flow excludes the impact of cash payments for restructuring charge. Free cash flow and adjusted free cash flow should be considered in addition to, rather than a substitute for, cash provided by operating activities. The increase in adjusted free cash flow before dividends from the prior year of $357 million is primarily due to higher cash from operating activities and lower property additions.

The following table reconciles cash provided by operating activities (GAAP measure) to adjusted free cash flow after restructuring, before dividends (non-GAAP measure). The restructuring charge impact to free cash flow in 2018 was tax effected using the Company's applicable tax rate.

	Nine Months
(Dollars in millions)	2019	2018
Net cash provided by operating activities	$3,737	$3,406
Property Additions	(1,191)	(1,240)
Other Investing Activities	237	249
Free Cash Flow (before payment of dividends)	2,783	2,415
Add back: Cash Payments for Restructuring Charge (after-tax) (a)	—	11
Adjusted Free Cash Flow Before Dividends (non-GAAP)	$2,783	$2,426
(a) The Company made cash payments related to the restructuring charge of $14 million in the nine months ended 2018.

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

Train velocity and terminal dwell in the following table are calculated using methodologies that differ from those prescribed by the Surface Transportation Board ("STB") as the Company believes these numbers more accurately reflect railroad performance. Train velocity and dwell will continue to be reported, using the prescribed methodology, to the STB on a weekly basis.

CSX Q3 2019 Form 10-Q p.40

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating performance remained strong in the third quarter of 2019 as train velocity improved 13% to record levels for the third quarter, while car dwell remained relatively stable near record levels. The Company remains focused on executing the operational plan to deliver further service gains, improve transit times and drive asset utilization while controlling costs.

    From a safety perspective, the FRA reportable personal injury frequency index of 0.84 for the third quarter 2019 improved 6% year over year, driven by a significant reduction in the number of personal injuries. Similarly, the FRA train accident frequency rate of 1.59 for the quarter improved 51% year over year, driven by an all-time record low number of FRA reported train accidents.

The Company is committed to continuous safety improvement and remains focused on reducing risk and enhancing the overall safety of its employees, customers and the communities in which the Company operates.

	Third Quarters			Nine Months
	2019	2018	Improvement/ (Deterioration)	2019	2018	Improvement/ (Deterioration)
Operations Performance
Train Velocity (Miles per hour)(a)	20.3	18.0	13%	20.2	17.7	14%
Dwell (Hours)(a)	9.2	8.9	(3)%	9.0	9.6	6%

Revenue Ton-Miles (Billions)
Merchandise	32.1	32.0	—%	96.7	96.2	1%
Coal	10.3	12.0	(14)%	31.7	34.1	(7)%
Intermodal	6.7	7.3	(8)%	20.0	22.0	(9)%
Total Revenue Ton-Miles	49.1	51.3	(4)%	148.4	152.3	(3)%

Total Gross Ton-Miles (Billions)	97.1	102.1	(5)%	293.7	301.8	(3)%
On-Time Originations	93%	85%	9%	88%	84%	5%
On-Time Arrivals(b)	79%	80%	(1)%	77%	75%	3%

Safety
FRA Personal Injury Frequency Index	0.84	0.89	6%	0.80	1.04	23%
FRA Train Accident Rate	1.59	3.27	51%	2.11	3.82	45%

Certain operating statistics are estimated and can continue to be updated as actuals settle.
(a) The methodology for calculating train velocity and dwell differ from that prescribed by the STB. CSXT will continue to report train velocity and dwell, using the prescribed methodology, to the STB on a weekly basis. See additional discussion on the Company's website.
(b) Beginning in the third quarter 2019, the calculation of on-time arrivals has changed to consider a train "on time" if it is delivered within two hours of scheduled arrival. Prior year periods have been restated to conform to this change.

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
On-Time Arrivals - Percent of scheduled road trains that arrive at the destination yard on-time to within two hours of scheduled arrival.
FRA Personal Injury Frequency Index - Number of FRA-reportable injuries per 200,000 man-hours.
FRA Train Accident Rate - Number of FRA-reportable train accidents per million train-miles.

CSX Q3 2019 Form 10-Q p.41

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

Material Changes in Significant Cash Flows
Significant Cash Flows
The following chart highlights the components of the net increases of $663 million and $262 million in cash and cash equivalents for operating, investing and financing activities for nine months ended 2019 and 2018, respectively.

•	Cash provided by operating activities increased $331 million primarily driven by higher cash-generating income and favorable changes in working capital.

•	Cash used in investing activities increased $142 million primarily driven by an increase in net short-term investment purchases.

•	Cash used in financing activities decreased $212 million driven by lower share repurchase activity in the current year.

Sources of Cash and Liquidity and Uses of Cash
As of the end of third quarter 2019, CSX had $2.6 billion of cash, cash equivalents and short-term investments. CSX uses current cash balances for general corporate purposes, which may include reduction or refinancing of outstanding indebtedness, capital expenditures, working capital requirements, contributions to the Company's qualified pension plan, redemptions and repurchases of CSX common stock and dividends to shareholders. See Note 8, Debt and Credit Agreements.

The Company has multiple sources of liquidity, including cash generated from operations and financing sources. The Company filed a shelf registration statement with the SEC on February 12, 2019, which is unlimited as to amount and may be used to issue debt or equity securities at CSX’s discretion, subject to market conditions and CSX Board authorization. While CSX seeks to give itself flexibility with respect to cash requirements, there can be no assurance that market conditions would permit CSX to sell such securities on acceptable terms at any given time, or at all. In nine months 2019, CSX issued a total of $2.0 billion of new long-term debt.

CSX Q3 2019 Form 10-Q p.42

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CSX has a $1.2 billion unsecured, revolving credit facility backed by a diverse syndicate of banks that expires in March 2024. At September 30, 2019, the Company had no outstanding balances under this facility. The Company also has a commercial paper program, backed by the revolving credit facility, under which the Company may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $1.0 billion outstanding at any one time. At September 30, 2019, the Company had no outstanding debt under the commercial paper program.

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

The Company expects to continue incurring capital costs in connection with the implementation of PTC. CSX estimates that the total multi-year cost of PTC implementation will be approximately $2.4 billion. This estimate includes costs for installing the new system along tracks, upgrading locomotives, adding communication equipment and developing new technologies. Total PTC spending through September 2019 was $2.3 billion.

Material Changes in the Consolidated Balance Sheets and Working Capital
Consolidated Balance Sheets
Total assets increased $2.1 billion from year end primarily due to the increase in cash and short-term investments of $1.4 billion and the right-of-use lease asset of $539 million resulting from the adoption of the new lease accounting standard. The increase in cash and short-term investments was primarily a result of cash from operations of $3.7 billion and the issuance of $2.0 billion in long-term debt, partially offset by share repurchases of $2.8 billion, property additions of $1.2 billion and dividends paid of $577 million. Total liabilities and shareholders' equity combined also increased $2.1 billion from year end primarily driven by net earnings of $2.6 billion, the issuance of $2.0 billion in long-term debt and the total lease liability of $553 million resulting from the adoption of the new lease accounting standard. These increases were partially offset by share repurchases of $2.8 billion and dividends paid of $577 million.

Working capital is considered a measure of a company's ability to meet its short-term needs. CSX had a working capital surplus of $1.2 billion and $650 million as of September 30, 2019 and December 31, 2018, respectively. The increase in working capital since year end of $505 million is primarily due to the increase in cash and short-term investments of $1.4 billion, partially offset by the increase in current maturities of long-term debt primarily as a result of the early redemption on October 15, 2019 of notes originally due October 2020.

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

CSX Q3 2019 Form 10-Q p.43

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LABOR AGREEMENTS
All 13 rail unions that participate in national bargaining reached national agreements with the Class I railroads via ratification, executive action or interest arbitration. These agreements are effective January 1, 2015 through December 31, 2019. In November 2019, notices are expected to be served to those 13 rail unions to begin negotiations for benefits, wages and work rules for the next labor bargaining round for 2020 through 2024.

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

CSX Q3 2019 Form 10-Q p.44

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

CSX Q3 2019 Form 10-Q p.45

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

ITEM 4. CONTROLS AND PROCEDURES
As of September 30, 2019, under the supervision and with the participation of CSX's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that, as of September 30, 2019, the Company's disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in CSX's periodic SEC reports. There were no changes in the Company's internal controls over financial reporting during the third quarter of 2019 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

CSX Q3 2019 Form 10-Q p.46

CSX CORPORATION
PART II

Item 2. CSX Purchases of Equity Securities
The Company continues to repurchase shares under the $5 billion program announced in January 2019. For more information about share repurchases, see Note 2 Earnings Per Share. Share repurchase activity for the third quarter 2019 was as follows:

	CSX Purchases of Equity Securities for the Quarter
Third Quarter	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning Balance				$3,472,696,563
July 1 - July 31, 2019	6,597,475	$72.72	6,494,370	3,000,185,426
August 1 - August 31, 2019	4,517,613	66.53	4,517,408	2,699,630,841
September 1 - September 30, 2019	5,090,719	66.22	5,090,719	2,362,512,464
Ending Balance	16,205,807	$68.95	16,102,497	$2,362,512,464
(a) The difference of 103,310 shares between the "Total Number of Shares Purchased" and the "Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs" for the quarter represents shares purchased to fund the Company's contribution to a 401(k) plan that covers certain union employees.

Item 3. Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
Not Applicable

Item 5. Other Information
None

CSX Q3 2019 Form 10-Q p.47

CSX CORPORATION
PART II

Item 6. Exhibits

Exhibit designation	Nature of exhibit	Previously filed as exhibit to

Material contracts:
10.1**	Amendment to Employment Agreement, effective as of October 8, 2019, between CSX Corporation and Edmond L. Harris	October 8, 2019 Exhibit 10.1, Form 8-K

Officer certifications:
31*	Rule 13a-14(a) Certifications
32*	Section 1350 Certifications

Interactive data files:
101*
The following financial information from CSX Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 filed with the SEC on October 16, 2019, formatted in XBRL includes: (i) consolidated income statements for the quarters and nine months ended September 30, 2019 and September 30, 2018, (ii) condensed consolidated comprehensive income statements for the quarters and nine months ended September 30, 2019 and September 30, 2018, (iii) consolidated balance sheets at September 30, 2019 and December 31, 2018, (iv) consolidated cash flow statements for the nine months ended September 30, 2019 and September 30, 2018, (v) consolidated statement of changes in shareholders' equity for the quarters and nine months ended September 30, 2019 and September 30, 2018, and (vi) the notes to consolidated financial statements.

* Filed herewith

CSX Q3 2019 Form 10-Q p.48

CSX CORPORATION
PART II

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSX CORPORATION
(Registrant)

By: /s/ ANGELA C. WILLIAMS
Angela C. Williams
Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Dated: October 16, 2019

CSX Q3 2019 Form 10-Q p.49