Form 10-K
period 2019-12-31
CSX CORP
filed 2020-02-12
CIK 277948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(☒) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019
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
Yes (☐) No (X)

On June 30, 2019 (which is the last day of the second quarter and the required date to use), the aggregate market value of the Registrant’s voting stock held by non-affiliates was approximately $59 billion (based on the close price as reported on the NASDAQ National Market System on such date).

There were 773,825,565 shares of Common Stock outstanding on January 31, 2020 (the latest practicable date that is closest to the filing date).

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement (the “Proxy Statement”) to be filed no later than 120 days after the end of the fiscal year with respect to its 2020 annual meeting of shareholders.

CSX 2019 Form 10-K p. 1

CSX 2019 Form 10-K p. 2

CSX CORPORATION
PART I

Item 1.  Business

CSX Corporation together with its subsidiaries ("CSX" or the “Company”), based in Jacksonville, Florida, is one of the nation's leading transportation companies. The Company provides rail-based freight transportation services including traditional rail service, the transport of intermodal containers and trailers, as well as other transportation services such as rail-to-truck transfers and bulk commodity operations. CSX and the rail industry provide customers with access to an expansive and interconnected transportation network that plays a key role in North American commerce and is critical to the long-term economic success and improved global competitiveness of the United States. In addition, freight railroads provide the most economical and environmentally efficient means to transport goods over land.

CSX Transportation, Inc.
CSX’s principal operating subsidiary, CSX Transportation, Inc. (“CSXT”), provides an important link to the transportation supply chain through its approximately 20,000 route mile rail network, which serves major population centers in 23 states east of the Mississippi River, the District of Columbia and the Canadian provinces of Ontario and Quebec. It has access to over 70 ocean, river and lake port terminals along the Atlantic and Gulf Coasts, the Mississippi River, the Great Lakes and the St. Lawrence Seaway. This access allows the Company to meet the dynamic transportation needs of manufacturers, industrial producers, the automotive industry, construction companies, farmers and feed mills, wholesalers and retailers, and energy producers. The Company’s intermodal business links customers to railroads via trucks and terminals. CSXT also serves thousands of production and distribution facilities through track connections with other Class I railroads and more than 230 short-line and regional railroads.

CSXT is also responsible for the Company's real estate sales, leasing, acquisition and management and development activities. Substantially all of these activities are focused on supporting railroad operations.

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

CSX 2019 Form 10-K p. 3

CSX CORPORATION
PART I

Lines of Business
During 2019, the Company's services generated $11.9 billion of revenue and served three primary lines of business: merchandise, coal and intermodal.

•
The merchandise business shipped 2.7 million carloads (43 percent of volume) and generated 64 percent of revenue in 2019. The Company’s merchandise business is comprised of shipments in the following diverse markets: chemicals, automotive, agricultural and food products, minerals, fertilizers, forest products, and metals and equipment.

•
The coal business shipped 843 thousand carloads (14 percent of volume) and generated 17 percent of revenue in 2019. The Company transports domestic coal, coke and iron ore to electricity-generating power plants, steel manufacturers and industrial plants as well as export coal to deep-water port facilities. Roughly one-third of export coal and the majority of the domestic coal that the Company transports is used for generating electricity.

•
The intermodal business shipped 2.7 million units (43 percent of volume) and generated 15 percent of revenue in 2019. The intermodal business combines the superior economics of rail transportation with the flexibility of trucks and offers a cost and environmental advantage over long-haul trucking. Through a network of approximately 30 terminals, the intermodal business serves all major markets east of the Mississippi River and transports mainly manufactured consumer goods in containers, providing customers with truck-like service for longer shipments.

Other revenue accounted for 4 percent of the Company’s total revenue in 2019. This category includes revenue from regional subsidiary railroads, demurrage, storage at intermodal facilities, revenue for customer volume commitments not met, switching, other incidental charges and adjustments to revenue reserves. Revenue from regional railroads includes shipments by railroads that the Company does not directly operate. Demurrage represents charges assessed when freight cars or other equipment are held beyond a specified period of time. Switching represents charges assessed when a railroad switches cars for a customer or another railroad.

Employees
The Company's number of employees was nearly 21,000 as of December 2019, which includes approximately 17,000 union employees. Most of the Company’s employees provide or support transportation services.

Operating Model
The Company is focused on developing and strictly maintaining a scheduled service plan with an emphasis on optimizing assets. When this operating model is executed effectively, customer service is improved, enabling the Company to better compete for an increased share of the U.S. freight market. Further, this model leads to reduced costs and strong free cash flow generation.

Financial Information
See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for operating revenue, operating income and total assets for each of the last three fiscal years.

CSX 2019 Form 10-K p. 4

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

CSX Corporation was incorporated in 1978 under Virginia law. In 1980, the Company completed the merger of the Chessie System and Seaboard Coast Line Industries into CSX. The merger allowed the Company to connect northern population centers and Appalachian coal fields to growing southeastern markets. Later, the Company’s acquisition of key portions of Conrail, Inc. ("Conrail") allowed CSXT to link the northeast, including New England and the New York metropolitan area, with Chicago and midwestern markets as well as the growing areas in the Southeast already served by CSXT. This current rail network allows the Company to directly serve every major market in the eastern United States with safe, dependable, environmentally responsible and fuel efficient freight transportation and intermodal service.

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

CSX 2019 Form 10-K p. 5

CSX CORPORATION
PART I

Although the Staggers Act of 1980 significantly deregulated the U.S. rail industry, the STB has broad jurisdiction over rail carriers. The STB regulates routes, fuel surcharges, conditions of service, rates for non-exempt traffic, acquisitions of control over rail common carriers and the transfer, extension or abandonment of rail lines, among other railroad activities. Any new rules from the STB regarding, among other things, competitive access or revenue adequacy could have a material adverse effect on the Company's financial condition, results of operations and liquidity as well as its ability to invest in enhancing and maintaining vital infrastructure. For further discussion on regulatory risks to the Company, see Item 1A. Risk Factors.

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

On October 29, 2015, the President of the United States signed the Positive Train Control Enforcement and Implementation Act of 2015 into law extending the deadline. In accordance with this Act, the Company completed installation of all PTC hardware by December 31, 2018. The Company met all criteria required by the Act to be approved for an extension by the FRA. The PTC system is now required to be fully operational by December 31, 2020. CSX remains on track to meet this regulatory requirement.

The Company expects to continue incurring capital costs in connection with the implementation of PTC as well as related ongoing operating expenses. CSX currently estimates that the total multi-year cost of PTC implementation will be approximately $2.4 billion for the Company. Total PTC investment through 2019 was $2.3 billion.

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

The information set forth in Item 6. Selected Financial Data is incorporated herein by reference. For additional information concerning business conducted by the Company during 2019, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

CSX 2019 Form 10-K p. 6

CSX CORPORATION
PART I

Item 1A.  Risk Factors

The risks set forth in the following risk factors could have a material adverse effect on the Company's financial condition, results of operations or liquidity, and could cause those results to differ materially from those expressed or implied in the Company's forward-looking statements. Additional risks and uncertainties not currently known to the Company or that the Company currently does not deem to be material also may materially impact the Company's financial condition, results of operations or liquidity.

New legislation or regulatory changes could impact the Company's earnings or restrict its ability to independently negotiate prices.
Legislation passed by Congress, new regulations issued by federal agencies or executive orders issued by the President of the United States could significantly affect the revenues, costs and profitability of the Company's business. In addition, statutes or regulations imposing price constraints or affecting rail-to-rail competition could adversely affect the Company's profitability.

Government regulation and compliance risks may adversely affect the Company's operations and financial results.
The Company is subject to the jurisdiction of various regulatory agencies, including the STB, FRA, PHMSA, TSA, EPA and other state, provincial and federal regulatory agencies for a variety of economic, health, safety, labor, environmental, tax, legal and other matters. New or modified rules or regulations by these agencies could increase the Company's operating costs, adversely impact revenue or reduce operating efficiencies and affect service performance. For example, the RSIA, as amended, mandated that the installation of PTC hardware be completed by December 31, 2018, and requires that the PTC system be fully operational by December 31, 2020 on main lines that carry certain hazardous materials and on lines that have commuter or passenger operations. Although CSX remains on track to meet this regulatory requirement, noncompliance with these and other applicable laws or regulations could erode public confidence in the Company and can subject the Company to fines, penalties and other legal or regulatory sanctions.

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

CSX 2019 Form 10-K p. 7

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
A decline or disruption in general domestic and global economic conditions that affects demand for the commodities and products the Company transports, including import and export volume, could reduce revenues or have other adverse effects on the Company's cost structure and profitability. For example, slower rates of economic growth in Asia, contraction of European economies, and changes in the global supply of seaborne coal or price of seaborne coal have adverse impacts on U.S. export coal volume and result in lower coal revenue for CSX. Additionally, changes to trade agreements or policies could result in reduced import and export volumes due to increased tariffs and lower consumer demand. If the Company experiences significant declines in demand for its transportation services with respect to one or more commodities and products, the Company may experience reduced revenue and increased operating costs, workforce adjustments, and other related activities, which could have a material adverse effect on the Company's financial condition, results of operations and liquidity.

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

CSX 2019 Form 10-K p. 8

CSX CORPORATION
PART I

The Company’s operations and financial results could be negatively impacted by climate change and regulatory and legislative responses to climate change.
There is potential for operational impacts from changing weather patterns or rising sea levels in the Company's operational territory, which could impact the Company's network or other assets. Climate change and other emissions-related laws and regulations have been proposed and, in some cases adopted, on the federal, state, provincial and local levels. These final and proposed laws and regulations take the form of restrictions, caps, taxes or other controls on emissions. In particular, the EPA has issued various regulations and may issue additional regulations targeting emissions, including rules and standards governing emissions from certain stationary sources and from vehicles.

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

CSX 2019 Form 10-K p. 9

CSX CORPORATION
PART I

Disruption to a key railroad industry supplier could negatively affect operating efficiency and increase costs.
The capital intensive and unique nature of core rail equipment (including rolling stock equipment, locomotives, rail, and ties) limits the number of railroad equipment suppliers. If any of the current manufacturers stops production or experiences a supply shortage, CSXT could experience a significant cost increase or material shortage. In addition, a few critical railroad suppliers are foreign and, as such, adverse developments in international relations, new trade regulations, disruptions in international shipping or increases in global demand could make procurement of these supplies more difficult or increase CSXT's operating costs. Additionally, if a fuel supply shortage were to arise, the Company would be negatively impacted.

Network constraints could have a negative impact on service and operating efficiency.
CSXT could experience rail network difficulties related to: (i) increased volume; (ii) locomotive or crew shortages; (iii) extreme weather conditions; (iv) impacts from changes in yard capacity, or network structure or composition, including train routes; (v) increased passenger activities; or (vi) regulatory changes impacting where and how fast CSXT can transport freight or maintain routes, which could impact CSXT's operational fluidity, leading to deterioration of service, asset utilization and overall efficiency.

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

CSX 2019 Form 10-K p. 10

CSX CORPORATION
PART I

Failure to complete negotiations on collective bargaining agreements could result in strikes and/or work stoppages.
Most of CSX's employees are represented by labor unions and are covered by collective bargaining agreements. These agreements are either bargained for nationally by the National Carriers Conference Committee or locally between CSX and the union. Such agreements are negotiated over the course of several years and previously have not resulted in any extended work stoppages. Under the Railway Labor Act's procedures (which include mediation, cooling-off periods and the possibility of an intervention by the President of the United States), during negotiations neither party may take action until the procedures are exhausted. If, however, CSX is unable to negotiate acceptable agreements, the employees covered by the Railway Labor Act could strike, which could result in loss of business and increased operating costs as a result of higher wages or benefits paid to union members.

The unavailability of critical resources could adversely affect the Company’s operational efficiency and ability to meet demand.
Marketplace conditions for resources like locomotives as well as the availability of qualified personnel, particularly engineers and conductors, could each have a negative impact on the Company’s ability to meet demand for rail service. Although the Company believes that it has adequate resources and personnel for the current business environment, unpredictable increases in demand for rail services or extreme weather conditions may exacerbate such risks, which could have a negative impact on the Company’s operational efficiency and otherwise have a material adverse effect on the Company’s financial condition, results of operations, or liquidity in a particular period.

Weaknesses in the capital and credit markets could negatively impact the Company’s access to capital.
The Company regularly relies on capital markets for the issuance of long-term debt instruments, commercial paper and bank financing from time to time. Instability or disruptions of the capital markets, including credit markets, or the deterioration of the Company’s financial condition due to internal or external factors, could restrict or prohibit access and could increase financing costs. A significant deterioration of the Company’s financial condition could also reduce credit ratings and could limit or affect its access to external sources of capital and increase the costs of short and long-term debt financing.

Item 1B.  Unresolved Staff Comments

None

CSX 2019 Form 10-K p. 11

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

CSXT’s track structure includes mainline track, connecting terminals and yards, track within terminals and switching yards, sidings used for passing trains, track connecting CSXT's track to customer locations and track that diverts trains from one track to another known as turnouts. Total track miles, which reflect the size of CSXT’s network that connects markets, customers and western railroads, are greater than CSXT’s approximately 20,000 route miles. At December 2019, the breakdown of track miles was as follows:

Track
Miles
Mainline track	25,793
Terminals and switching yards	9,316
Passing sidings and turnouts	921
Total	36,030

In addition to its physical track structure, the Company operates numerous yards and terminals for rail and intermodal service. These serve as points of connectivity between the Company and its local customers and as sorting facilities where railcars and intermodal containers are received, classed for destination and placed onto outbound trains, or arrive and are delivered to the customer. The Company’s largest yards and terminals based on 2019 volume (number of railcars or intermodal containers processed) are listed below.

Yards and Terminals	Annual Volume
Waycross, GA	874,474
Bedford Park Intermodal Terminal - Chicago, IL	820,362
Nashville, TN	648,311
Selkirk, NY	642,869
Avon, IN (Indianapolis)	609,468
Cincinnati, OH	567,582
Louisville, KY	397,246
Fairburn, GA Intermodal Terminal	377,736
Walbridge, OH (Toledo)	323,672
Chicago, IL	308,653

CSX 2019 Form 10-K p. 12

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

Coal Network – The CSXT coal network connects the coal mining operations in the Appalachian mountain region and Illinois basin with industrial areas in the Southeast, Northeast and Mid-Atlantic, as well as many river, lake, and deep water port facilities. The domestic coal market has declined significantly over the last decade and export coal remains subject to a high degree of volatility. CSXT’s coal network remains well positioned to supply utility markets in both the Northeast and Southeast and to transport coal shipments for export outside of the U.S. Roughly one-third of the tons of export coal and the majority of the domestic coal that the Company transports is used for generating electricity.

See the following page for a map of the CSX Rail Network. Also included on the map, CSX Operating Agreement indicates areas within which CSX can operate through trackage rights beyond the CSX network.

CSX 2019 Form 10-K p. 13

CSX CORPORATION
PART I

CSX Rail Network

Syracuse
Selkirk
Buffalo
Detroit
Chicago
Toledo
Cleveland
Willard
Cumberland
Columbus
Baltimore
Avon
Cincinnati
Russell
Louisville
Richmond
Rocky Mount
Nashville
Hamlet
Florence
Birmingham
Atlanta
Charleston
Montgomery
Savannah
Waycross
Jacksonville
New Orleans
Tampa
Major Terminal
CSX Rail Service
CSX Operating Agreement

CSX 2019 Form 10-K p. 14

CSX CORPORATION
PART I

Locomotives
At December 2019, CSXT owned more than 3,500 locomotives. From time to time, the Company also short-term leases locomotives based on business needs. Freight locomotives are used primarily to pull trains while switching locomotives are used in yards. Auxiliary units are typically used to provide extra traction for heavy trains in hilly terrain. Of owned locomotives, approximately 65% were in active service as of December 31, 2019, and the remainder were in storage to be utilized as needed. Storing locomotives and equipment allows the Company to quickly adjust its active fleet based on demand and other factors while avoiding delays due to supply limitations or excessive lead times to acquire additional equipment. At December 2019, CSXT’s fleet of owned locomotives consisted of the following types:

	Locomotives	%	Average Age (years)
Freight	3,162	89%	20
Switching	220	6%	42
Auxiliary Units	179	5%	27
Total	3,561	100%	21

Equipment
The Company owns or long-term leases equipment, including several types of freight cars and intermodal containers. Of total owned and long-term leased equipment, approximately 65% was in active service on December 31, 2019, and the remainder was in storage to be utilized as needed. At December 2019, the Company’s owned and long-term leased equipment consisted of the following:

Equipment	Number of Units	%
Gondolas	19,102	37%
Multi-level flat cars	11,172	22%
Covered hoppers	8,346	16%
Open-top hoppers	7,405	14%
Box cars	4,509	9%
Flat cars	702	1%
Other cars	262	1%
Subtotal freight cars	51,498	100%
Containers	17,981
Total equipment	69,479

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

CSX 2019 Form 10-K p. 15

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

Item 3.  Legal Proceedings

For further details, please refer to Note 8. Commitments and Contingencies of this annual report on Form 10-K.

Item 4.  Mine Safety Disclosure

Not Applicable

CSX 2019 Form 10-K p. 16

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
James M. Foote, 66 President and Chief Executive Officer
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

Kevin S. Boone, 42 Executive Vice President and Chief Financial Officer
Boone was named Executive Vice President and Chief Financial Officer in October 2019 after serving as Interim Chief Financial Officer since May 2019. In this role, he is responsible for all financial aspects of the Company's business including financial and economic analysis, accounting, tax, treasury, real estate and purchasing activities.

Mr. Boone has more than 18 years of experience in finance, accounting, mergers and acquisitions, and transportation performance analysis. He joined CSX in September 2017 as Vice President of Corporate Affairs and Chief Investor Relations Officer and was later named Vice President, Marketing and Strategy leading research and data analysis to advance growth strategies for CSX. Before joining CSX in 2017, Mr. Boone worked as a Senior Equity Research Analyst at Janus Capital. He also served as a Vice President at Morgan Stanley in equity research and an associate at Merrill Lynch in the mergers and acquisitions group.

Jamie J. Boychuk, 42 Executive Vice President of Operations
Boychuk has served as CSXT's Executive Vice President of Operations since October 2019. In this role, he is responsible for mechanical, engineering, transportation and network operations, including terminals.

Since joining CSXT in 2017, he has held the positions of Senior Vice President of Network, Engineering, Mechanical and Intermodal Operations; Vice President of Scheduled Railroading; and Assistant Vice President of Transportation Support. Mr. Boychuk previously worked at Canadian National Railway, where he served for 20 years in various operational roles of increasing responsibility, including sub-region General Manager.

Edmond L. Harris, 70 Executive Vice President
Harris has served as an Executive Vice President of CSX since October 2019. In this role, he is responsible for safety, performance metrics, operational planning, and facilities.

In 2018, he joined CSXT as Executive Vice President of Operations. Mr. Harris has more than 40 years of railroad industry experience, including service as a senior adviser to Global Infrastructure Partners, an independent fund that invests in infrastructure assets worldwide; Chairman of Omnitrax Rail Network; and a member of the board of directors for Universal Rail Services. His previous experience also includes having served as Chief Operations Officer at Canadian Pacific, and subsequently, a member of the Board. He also served as Executive Vice President of Operations at Canadian National.

CSX 2019 Form 10-K p. 17

CSX CORPORATION
PART I

Name and Age	Business Experience During Past Five Years
Nathan D. Goldman, 62 Executive Vice President and Chief Legal Officer
Goldman has served as Executive Vice President and Chief Legal Officer, and Corporate Secretary of CSX since November 2017. In this role, he directs the Company’s legal affairs, government relations, corporate communications, risk management, public safety, environmental, and audit functions.

During his 16 years with the Company, Mr. Goldman has previously served as Vice President of Risk Compliance and General Counsel and has overseen work in compliance, risk management and safety programs.

Diana B. Sorfleet, 55 Executive Vice President and Chief Administrative Officer
Sorfleet was named Executive Vice President and Chief Administrative Officer in July 2018. In this role, her responsibilities include human resources, information technology, labor relations, people systems and analytics, total rewards and aviation.

During her 8 years with the Company, Ms. Sorfleet has previously served as Chief Human Resources Officer. Prior to joining CSX, she worked in human resources for 20 years.

Mark K. Wallace, 50 Executive Vice President and Chief Sales & Marketing Officer
Wallace has served as Executive Vice President of Sales and Marketing since July 2018. In his current role, Mr. Wallace is responsible for the commercial organization. He joined the Company in March 2017 and previously served as Executive Vice President and Chief Administrative Officer and Executive Vice President of Corporate Affairs and Chief of Staff to the CEO.

Prior to joining CSX, he served as the Vice President of Corporate Affairs at Canadian Pacific Railway Limited with responsibility for the corporate communications and public affairs, investor relations, facilities and real estate functions. Prior to his time at Canadian Pacific, Mr. Wallace spent more than 15 years in various senior management positions with Canadian National Railway Company.

Angela C. Williams, 45 Vice President and Chief Accounting Officer
Williams has served as Vice President and Chief Accounting Officer of CSX since March 2018. She is responsible for financial and regulatory reporting, freight billing and collections, payroll, accounts payable and various other accounting processes.

During her 16 years with the Company, she previously served as Assistant Vice President - Assistant Controller and in other various accounting roles. Prior to joining CSX, she held various accounting and auditing positions for over 6 years. Ms. Williams is a Certified Public Accountant.

CSX 2019 Form 10-K p. 18

CSX CORPORATION
PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
CSX’s common stock is listed on the Nasdaq Global Select Market, which is its principal trading market, and is traded over-the-counter and on exchanges nationwide. The official trading symbol is “CSX.”

Description of Common and Preferred Stock
A total of 1.8 billion shares of common stock are authorized, of which 773,470,825 shares were outstanding as of December 31, 2019. Each share is entitled to one vote in all matters requiring a vote of shareholders. There are no preemptive rights, which are privileges extended to select shareholders that would allow them to purchase additional shares before other members of the general public in the event of an offering. At January 31, 2020, the latest practicable date that is closest to the filing date, there were 25,127 common stock shareholders of record. The weighted average of common shares outstanding, which was used in the calculation of diluted earnings per share, was 798 million as of December 31, 2019. (See Note 2, Earnings Per Share.) A total of 25 million shares of preferred stock is authorized, none of which is currently outstanding.

The following table sets forth, for the quarters indicated, the dividends declared on CSX common stock.

	Quarter
	1st	2nd	3rd	4th	Year
2019	$0.24	$0.24	$0.24	$0.24	$0.96
2018	$0.22	$0.22	$0.22	$0.22	$0.88

Stock Performance Graph
The cumulative shareholder returns, assuming reinvestment of dividends, on $100 invested at December 31, 2014 are illustrated on the graph below. The Company references the Standard & Poor's 500 Stock Index (“S&P 500 ®”), and the Dow Jones U.S. Transportation Average Index, which provide comparisons to a broad-based market index and other companies in the transportation industry.

CSX 2019 Form 10-K p. 19

CSX CORPORATION
PART II

CSX Purchases of Equity Securities

The Company continues to repurchase shares under the $5 billion program announced in January 2019. For more information about share repurchases, see Note 2 Earnings Per Share. Share repurchase activity of $606 million for the fourth quarter 2019 was as follows:

CSX Purchases of Equity Securities for the Quarter
Fourth Quarter	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning Balance				$2,362,512,464
October 1 - October 31, 2019	7,738,077	$67.74	7,719,147	1,839,693,245
November 1 - November 30, 2019	1,191,270	70.42	1,191,270	1,755,803,734
December 1 - December 31, 2019	—	—	—	1,755,803,734
Ending Balance	8,929,347	$68.10	8,910,417	$1,755,803,734
(a) The difference between the "Total Number of Shares Purchased" and the "Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs" of 18,930 shares for the quarter represents shares purchased to fund the Company's contribution to a 401(k) plan that covers certain union employees.

CSX 2019 Form 10-K p. 20

CSX CORPORATION
PART II

Item 6.  Selected Financial Data

Selected financial data related to the Company’s financial results for the last five fiscal years are listed below.

	Fiscal Years
(Dollars and Shares in Millions, Except Per Share Amounts)	2019	2018	2017	2016	2015
Financial Performance
Revenue	$11,937	$12,250	$11,408	$11,069	$11,811
Expense	6,972	7,381	7,688	7,656	8,183
Operating Income	$4,965	$4,869	$3,720	$3,413	$3,628
Adjusted Operating Income(a)	4,965	4,869	3,818	3,413	3,628
Net Earnings from Continuing Operations	$3,331	$3,309	$5,471	$1,714	$1,968
Adjusted Net Earnings from Continuing Operations(a)	3,331	3,309	2,097	1,714	1,968
Operating Ratio	58.4%	60.3%	67.4%	69.2%	69.3%
Adjusted Operating Ratio(a)	58.4%	60.3%	66.5%	69.2%	69.3%
Net Earnings Per Share:
From Continuing Operations, Basic	$4.18	$3.86	$6.01	$1.81	$2.00
From Continuing Operations, Assuming Dilution	4.17	3.84	5.99	1.81	2.00
Adjusted From Continuing Operations, Assuming Dilution(a)	4.17	3.84	2.30	1.81	2.00
Average Common Shares Outstanding
Basic	796	857	911	947	983
Assuming Dilution	798	861	914	948	984
Financial Position
Cash, Cash Equivalents and Short-term Investments	$1,954	$1,111	$419	$1,020	$1,438
Total Assets	38,257	36,729	35,739	35,414	34,745
Long-term Debt	15,993	14,739	11,790	10,962	10,515
Shareholders' Equity	11,863	12,580	14,721	11,694	11,668
Dividend Per Share	$0.96	$0.88	$0.78	$0.72	$0.70
Additional Data
Capital Expenditures	$1,657	$1,745	$2,040	$2,705	$2,562
Employees -- Annual Averages (estimated)	21,561	22,901	25,230	27,350	31,285
Employees -- Year-end Count (estimated)	20,908	22,475	24,006	26,628	29,410
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

CSX 2019 Form 10-K p. 21

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

Depreciation study - Conducted by a third-party specialist and analyzed by management, a periodic statistical analysis of fixed asset service lives, salvage values, accumulated depreciation, and other factors for group assets along with a comparison of similar asset groups at other companies.

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

Group-life depreciation - A type of depreciation in which assets with similar useful lives and characteristics are aggregated into groups. Instead of calculating depreciation for individual assets, depreciation is calculated as a whole for each group.

Incidental revenue - Revenue for switching, demurrage, storage, etc.

Intermodal - A flexible way of transporting freight over highway, rail and water without being removed from the original transportation equipment, namely a container or trailer.

Mainline - The main track thoroughfare, exclusive of terminals, yards, sidings and turnouts.

CSX 2019 Form 10-K p. 22

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

Revenue adequacy - The achievement of a rate of return on investment at least equal to the industry cost of investment capital, as measured by the STB.

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

CSX 2019 Form 10-K p. 23

CSX CORPORATION
PART II

2019 HIGHLIGHTS

• Revenue of $11.9 billion decreased $313 million or 3% versus the prior year.
• Expenses of $7.0 billion decreased $409 million or 6% year over year.
• Operating income of $5.0 billion increased $96 million or 2% year over year.
• Operating ratio of 58.4% improved 190 basis points from 60.3%.
• Earnings per diluted share of $4.17 increased $0.33 or 9% year over year.

RESULTS OF OPERATIONS

2019 vs. 2018 Results of Operations

	Fiscal Years
	2019	2018	$ Change	% Change
(Dollars in Millions)
Revenue	$11,937	$12,250	$(313)	(3)%
Expense
Labor and Fringe	2,616	2,738	122	4
Materials, Supplies and Other	1,784	1,967	183	9
Depreciation	1,349	1,331	(18)	(1)
Fuel	906	1,046	140	13
Equipment and Other Rents	408	395	(13)	(3)
Equity Earnings of Affiliates	(91)	(96)	(5)	(5)
Total Expense	6,972	7,381	409	6
Operating Income	4,965	4,869	96	2
Interest Expense	(737)	(639)	(98)	(15)
Other Income - Net	88	74	14	19
Income Tax Expense	(985)	(995)	10	1
Net Earnings	$3,331	$3,309	$22	1
Earnings Per Diluted Share:
Net Earnings	$4.17	$3.84	$0.33	9%
Operating Ratio	58.4%	60.3%		190	bps

CSX 2019 Form 10-K p. 24

CSX CORPORATION
PART II

2019 vs. 2018 Results of Operations, continued

Volume and Revenue (Unaudited)
Volume (Thousands of units); Revenue (Dollars in Millions); Revenue Per Unit (Dollars)
	Volume			Revenue			Revenue Per Unit
	2019	2018	% Change	2019	2018	% Change	2019	2018	% Change

Chemicals	668	675	(1)%	$2,343	$2,339	—%	$3,507	$3,465	1%
Agricultural and Food Products	469	447	5%	1,410	1,306	8%	3,006	2,922	3%
Automotive	456	463	(2)%	1,236	1,267	(2)%	2,711	2,737	(1)%
Minerals	335	315	6%	550	518	6%	1,642	1,644	—%
Forest Products	288	285	1%	878	850	3%	3,049	2,982	2%
Metals and Equipment	248	267	(7)%	741	769	(4)%	2,988	2,880	4%
Fertilizers	243	248	(2)%	431	442	(2)%	1,774	1,782	—%
Total Merchandise	2,707	2,700	—%	7,589	7,491	1%	2,803	2,774	1%
Coal	843	887	(5)%	2,070	2,246	(8)%	2,456	2,532	(3)%
Intermodal	2,670	2,895	(8)%	1,760	1,931	(9)%	659	667	(1)%
Other	—	—	—%	518	582	(11)%	—	—	—%
Total	6,220	6,482	(4)%	$11,937	$12,250	(3)%	$1,919	$1,890	2%

CSX 2019 Form 10-K p. 25

CSX CORPORATION
PART II

Revenue
In 2019, revenue decreased $313 million, or 3%, when compared to the previous year due to volume declines, lower other revenue and decreases in fuel recovery. These decreases were partially offset by merchandise and intermodal pricing gains and favorable mix.

Merchandise Volume
Chemicals - Declined due to reduced natural gas liquids and fly ash shipments, partially offset by growth in crude oil as well as industrial and municipal waste.

Agricultural and Food Products - Increased due to gains in feed grain and ingredients, ethanol, as well as sweeteners and oils.

Automotive - Declined due to lower passenger car shipments, partially offset by higher shipments of trucks and SUVs.

Minerals - Increased due to higher shipments for highway construction and paving projects.

Forest Products - Increased due to higher demand for wood pulp and other fiber products as well as lumber, partially offset by reduced pulpboard shipments.

Metals and Equipment - Declined due to reduced metals shipments, primarily in the steel, construction and scrap markets.

Fertilizers - Declined due to unfavorable weather conditions throughout the year that impacted fertilizer applications.

Coal Volume
Domestic coal declined primarily due to lower shipments of utility coal as a result of continued competition from natural gas, partially offset by stronger shipments for coke, iron ore and other coal. Export coal declined due to lower international shipments of both thermal and metallurgical coal as global benchmark prices declined.

Intermodal Volume
Domestic and international intermodal declined primarily due to rationalization of low-density lanes.

Other
Other revenue decreased $64 million versus prior year primarily due to lower revenue for storage at intermodal facilities and a decrease in settlements from customers that did not meet volume commitments. These decreases were partially offset by a favorable contract settlement with a customer.

CSX 2019 Form 10-K p. 26

CSX CORPORATION
PART II

Expense
In 2019, total expenses decreased $409 million, or 6%, compared to prior year. Descriptions of each expense category as well as significant year-over-year changes are described below.

Labor and Fringe expenses include employee wages and related payroll taxes, health and welfare costs, pension, other post-retirement benefits and incentive compensation. These expenses decreased $122 million due to the following items:

•	Efficiency and volume savings of $157 million primarily resulted from lower headcount and reduced crew starts.

•
Incentive compensation decreased $12 million primarily due to lower expected annual incentive payouts, partially offset by the acceleration of stock compensation expense for certain retirement-eligible employees.

•	Other costs increased $47 million primarily due to inflation that was partially offset by several non-significant items.

Materials, Supplies and Other expenses consist primarily of contracted services to maintain infrastructure and equipment, terminal and pier services and professional services. This category also includes costs related to materials, travel, casualty claims, environmental remediation, train accidents, property and sales tax, utilities and other items including gains on property dispositions. Total materials, supplies and other expenses decreased $183 million driven by the following:

•	Efficiency and volume savings of $201 million primarily resulted from lower operating support costs, reduced equipment maintenance expenses and lower terminal and trucking costs.

•	Gains from real estate and line sales were $151 million in 2019 compared to $154 million in 2018.

•	All other costs increased $15 million primarily due to inflation and favorable adjustments to casualty reserves in 2018, partially offset by other items.

Depreciation expense primarily relates to recognizing the costs of a capital asset, such as locomotives, railcars and track structure, over its useful life. This expense is impacted primarily by the capital expenditures made each year. Depreciation expense increased $18 million due to a larger asset base and a 2019 equipment depreciation study that resulted in $10 million of additional expense, partially offset by other non-significant items.

Fuel expense includes locomotive diesel fuel as well as non-locomotive fuel. This expense is largely driven by the market price and locomotive consumption of diesel fuel. Fuel expense decreased $140 million primarily due to an 8% price decrease that drove savings of $74 million, a 4% improvement in fuel efficiency and volume savings.

Equipment and Other expenses include rent paid for freight cars owned by other railroads or private companies, net of rents received by CSXT for use of its equipment. This category of expenses also includes expenses for short-term and long-term leases of locomotives, railcars, containers and trailers, offices and other rentals. These expenses increased $13 million primarily due to inflation as well as several non-significant items, partially offset by volume and efficiency savings.

Equity Earnings of Affiliates includes earnings from operating equity method investments. Equity earnings of affiliates decreased $5 million primarily due to lower net earnings at TTX.

CSX 2019 Form 10-K p. 27

CSX CORPORATION
PART II

Interest Expense
Interest Expense includes interest on long-term debt, equipment obligations and finance leases. Interest expense increased $98 million to $737 million primarily due to higher average debt balances, partially offset by lower average rates.

Other Income - Net
Other Income - Net includes investment gains, losses and interest income, as well as components of net periodic pension and post-retirement benefit cost and other non-operating activities. Other income increased $14 million to $88 million primarily due to increased interest income as a result of higher average investment balances.

Income Tax Expense
Income Tax Expense decreased $10 million primarily due to tax benefits from the impacts of stock option exercises and the vesting of other equity awards as well as the resolution of certain state tax matters, partially offset by benefits in 2018 related to state legislative changes and a federal deferred tax adjustment.

Net Earnings and Earnings per Diluted Share
Net Earnings increased $22 million to $3.3 billion, and earnings per diluted share increased $0.33 to $4.17, due to the factors mentioned above. Average shares outstanding was lower as a result of share repurchase activity during the year and had a favorable impact on earnings per diluted share.

2018 vs. 2017 Results of Operations
See discussion of 2018 results of operations compared to 2017 results of operations in Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

CSX 2019 Form 10-K p. 28

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

2017 Adjusted Operating Results
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

The impact of tax reform and the restructuring charge on 2017 operating results are shown in the following table. There were no adjustments to operating results in 2018 or 2019.

	For the Year ended December 31, 2017
(in millions, except operating ratio and net earnings per share, assuming dilution)	Operating Income	Operating Ratio	Net Earnings	Net Earnings Per Share, Assuming Dilution
GAAP Operating Results	3,720	67.4	5,471	5.99
Restructuring Charge (a)(b)	240	(2.1)	203	0.22
Tax Reform Benefit (net)	(142)	1.2	(3,577)	(3.91)
Adjusted Operating Results (non-GAAP)	$3,818	66.5%	$2,097	$2.30
(a) The restructuring charge was tax effected using rates reflective of the applicable tax amounts for each component of the restructuring charge.
(b) The total restructuring charge was $325 million, of which $85 million was included in Restructuring Charge - Non-Operating on the consolidated income statement.

CSX 2019 Form 10-K p. 29

CSX CORPORATION
PART II

Free Cash Flow and Adjusted Free Cash Flow
Management believes that free cash flow is useful to investors as it is important in evaluating the Company’s financial performance. More specifically, free cash flow measures cash generated by the business after reinvestment. This measure represents cash available for both equity and bond investors to be used for dividends, share repurchases or principal reduction on outstanding debt. Free cash flow is calculated by using net cash from operations and adjusting for property additions and certain other investing activities, which includes proceeds from property dispositions. Adjusted free cash flow excludes the impact of cash payments for restructuring charge. Free cash flow and adjusted free cash flow should be considered in addition to, rather than a substitute for, cash provided by operating activities. Adjusted free cash flow before dividends increased $279 million year-over-year to $3.5 billion primarily due to an increase in cash provided by operating activities and a decrease in property additions.

The following table reconciles cash provided by operating activities (GAAP measure) to free cash flow and adjusted free cash flow (both non-GAAP measures).

	Fiscal Years
	2019	2018	2017
(Dollars in Millions)
Net cash provided by operating activities	$4,850	$4,641	$3,472
Property additions	(1,657)	(1,745)	(2,040)
Other investing activities	285	292	134
Free Cash Flow, before dividends (non-GAAP)	$3,478	$3,188	$1,566
Add back: Cash Payments for Restructuring Charge (after-tax) (a)	$—	$11	$135
Adjusted Free Cash Flow, before dividends (non-GAAP)	$3,478	$3,199	$1,701
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

CSX 2019 Form 10-K p. 30

CSX CORPORATION
PART II

Operating Statistics (Estimated)

	Fiscal Years
	2019	2018	Improvement/ (Deterioration)
Operations Performance
Train Velocity (Miles per hour)(a)	20.5	18.0	14%
Dwell (Hours)(a)	8.6	9.5	9%

Revenue Ton- Miles (Billions)
Merchandise	128.0	128.1	—%
Coal	41.1	45.5	(10)%
Intermodal	26.9	29.3	(8)%
Total Revenue Ton-Miles	196.0	202.9	(3)%

Total Gross Ton-Miles (Billions)	388.3	402.7	(4)%
On-Time Originations	89%	82%	9%
On-Time Arrivals(b)	79%	75%	5%

Safety
FRA Personal Injury Frequency Index	0.88	1.03	15%
FRA Train Accident Rate	2.14	3.64	41%
(a) The methodology for calculating train velocity and dwell differ from that prescribed by the STB as the Company believes these numbers more accurately reflect railroad performance. CSXT will continue to report train velocity and dwell, using the prescribed methodology, to the STB on a weekly basis. See additional discussion on the Company's website.
(b) During 2019, the calculation of on-time arrivals has changed to consider a train "on time" if it is delivered within two hours of scheduled arrival. Prior year periods have been restated to conform to this change.

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

Operating performance continued to improve in 2019, as train velocity and car dwell achieved all-time record levels for the second consecutive year. The operational plan remains focused on delivering further service gains, improving transit times and driving asset utilization while controlling costs.

From a safety perspective, FRA personal injury index and train-accident rate improved 15% and 41% from the prior year, respectively. In 2019, the number of FRA reportable injuries and the number of train accidents were both all-time record lows. The Company is committed to continuous safety improvement and remains focused on reducing risk and enhancing the overall safety of its employees, customers and the communities in which the Company operates.

CSX 2019 Form 10-K p. 31

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

Significant Cash Flows
The following charts highlight the components of the change in cash and cash equivalents for operating, investing and financing activities for full years 2019, 2018 and 2017.
In 2019, the Company generated $4.9 billion of cash provided by operating activities, which was $209 million higher than prior year primarily driven by favorable working capital activities and higher cash-generating income. In 2018, the Company generated $4.6 billion of cash provided by operating activities, which was $1.2 billion higher than the prior year primarily driven by higher cash-generating income which included the impact of a lower income tax rate, partially offset by lower working capital and other activities.

In 2019, net cash used in investing activities was $2.1 billion, an increase in net spend of $418 million from the prior year primarily driven by an increase in net purchases of short-term investments. In 2018, net cash used in investing activities was $1.7 billion, an increase of $189 million from the prior year primarily driven by an increase in net short-term investment purchases, partially offset by lower property additions and higher proceeds from property dispositions.

In 2019, net cash used in financing activities was $2.6 billion, which represents an increase in net spend of $148 million from the prior year primarily due to lower proceeds from debt issuances and higher debt repayments, partially offset by lower share repurchases. In 2018, net cash used in financing activities was $2.5 billion, which represents an increase of $321 million from the prior year primarily driven by higher share repurchases, partially offset by higher net debt issued.

CSX 2019 Form 10-K p. 32

CSX CORPORATION
PART II

Sources of Cash and Liquidity
The Company has multiple sources of liquidity, including cash generated from operations and financing sources. The Company filed a shelf registration statement with the SEC in February 2019 which is unlimited as to amount and may be used to issue debt or equity securities at CSX’s discretion, subject to market conditions and CSX Board authorization. While CSX seeks to give itself flexibility with respect to cash requirements, there can be no assurance that market conditions would permit CSX to sell such securities on acceptable terms at any given time, or at all. In 2019, CSX issued a total of $2.0 billion of new long-term debt.

CSX has access to a $1.2 billion five-year unsecured revolving credit facility backed by a diverse syndicate of banks that expires in March 2024. As of December 31, 2019, the Company had no outstanding balances under this facility. See Note 10, Debt and Credit Agreements for more information. The Company also has a commercial paper program, backed by the revolving credit facility, under which the Company may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $1.0 billion outstanding at any one time. At December 31, 2019, the Company had no outstanding debt under the commercial paper program.

Uses of Cash
CSX uses current cash balances for general corporate purposes, which may include working capital requirements, repayment of additional indebtedness outstanding from time to time, repurchases of CSX's common stock, capital investments, improvements in productivity and other cost reduction initiatives.

In 2019, CSX continued to invest in its business to create long-term value for shareholders. The Company is committed to maintaining and improving its existing infrastructure and to positioning itself for long-term, profitable growth through optimizing network and terminal capacity. Funds used for property additions are further described below.

	Fiscal Years
Capital Expenditures (Dollars in Millions)	2019	2018	2017
Track	$860	$771	$733
Bridges, Signals and Other	493	491	570
Total Infrastructure	1,353	1,262	1,303
Capacity and Commercial Facilities	141	246	417
Regulatory (including PTC)	91	225	284
Freight Cars	17	9	20
Locomotives	55	3	16
Total Capital Expenditures	$1,657	1,745	2,040

Planned capital investments for 2020 are expected to be between $1.6 billion and $1.7 billion. Of the 2020 investment, the majority will be used to sustain the core infrastructure. The remaining amounts will be allocated to projects supporting service enhancements, productivity initiatives and profitable growth. CSX intends to fund capital investments through cash generated from operations.

The Company expects to continue incurring capital costs in connection with the implementation of PTC. CSX estimates that the total multi-year cost of PTC implementation will be approximately $2.4 billion. This estimate includes costs for installing the new system along tracks, upgrading locomotives, adding communication equipment and developing new technologies. Total PTC spending through 2019 was $2.3 billion.

CSX 2019 Form 10-K p. 33

CSX CORPORATION
PART II

CSX is continually evaluating market and regulatory conditions that could affect the Company’s ability to generate sufficient returns on capital investments. CSX may revise its future estimates for capital spending as a result of changes in business conditions, tax legislation or the enactment of new laws or regulations, which could have a material adverse effect on the Company’s operations and financial performance in the future (see Risk Factors under Item 1A of this Form 10-K).

The Company also uses cash for scheduled payments of debt and leases, share repurchases and to pay dividends to shareholders. On February 12, 2020, the Company's Board of Directors authorized an 8% increase in the quarterly cash dividend to $0.26 per common share.

Material Changes in the Consolidated Balance Sheets and Working Capital
CSX's balance sheet reflects its strong capital base and the impact of CSX's balanced approach in deploying capital for the benefit of its shareholders, which includes investments in infrastructure, dividend payments and share repurchases. Further, CSX is well positioned from a liquidity standpoint. The Company ended the year with $2.0 billion of cash, cash equivalents and short-term investments.

Total assets as well as total liabilities and shareholders' equity increased $1.5 billion from prior year. The increase in assets was primarily due to the net increase in short-term investments of $743 million, the right-of-use lease asset of $532 million resulting from the adoption of the new lease accounting standard, and property additions net of retirements of $295 million. The increase in total liabilities and shareholders' equity combined was driven by net earnings of $3.3 billion, the issuance of $2.0 billion in long-term debt and the total lease liability of $550 million resulting from the adoption of the new lease accounting standard. These increases were partially offset by share repurchases of $3.4 billion and dividends paid of $763 million.

Working capital is considered a measure of a company’s ability to meet its short-term needs. CSX had a working capital surplus of $1.1 billion at December 2019 and $650 million at December 2018. The increase in current assets was primarily driven by cash proceeds from the $2.0 billion issuance of long-term debt, partially offset by dividend payments of $763 million and the early redemption of long-term debt originally due October 2020 of $500 million. The increase in current assets was offset by an increase in current liabilities primarily due to the reclassification of $245 million from long-term debt to current maturities of long-term debt.

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

CSX 2019 Form 10-K p. 34

CSX CORPORATION
PART II

The cost and availability of unsecured financing are materially affected by CSX's long-term credit ratings. CSX's credit ratings remained stable during 2019. As of December 2019 and December 2018, S&P's long-term rating on CSX was BBB+ (Stable), and Moody's was Baa1 (Stable). Ratings of BBB- and Baa3 or better by S&P and Moody’s, respectively, reflect ratings on debt obligations that fall within a band of credit quality considered to be investment grade. If CSX's credit ratings were to decline to below investment grade levels, the Company could experience significant increases in its interest cost for new debt. In addition, a decline in CSX’s credit ratings to below investment grade levels could adversely affect the market’s demand, and thus the Company’s ability to readily issue new debt.

CSX is committed to returning cash to shareholders and maintaining an investment grade credit profile. Capital structure, capital investments and cash distributions, including dividends and share repurchases, are reviewed at least annually by the Board of Directors.

SCHEDULE OF CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following tables set forth maturities of the Company's contractual obligations and other significant commitments:

Type of Obligation	2020	2021	2022	2023	2024	Thereafter	Total
(Dollars in Millions) (Unaudited)
Contractual Obligations
Total Debt (See Note 10)	$245	$401	$162	$639	$551	$14,240	$16,238
Interest on Debt	720	700	686	672	649	10,629	14,056
Purchase Obligations (See Note 8)	292	197	229	254	290	2,448	3,710
Other Post-Employment Benefits (See Note 9) (a)	37	29	26	25	25	108	250
Operating Leases - Net (See Note 7)	58	54	48	39	37	1,208	1,444
Agreements with Conrail (b)	29	29	29	29	22	—	138
Total Contractual Obligations	$1,381	$1,410	$1,180	$1,658	$1,574	$28,633	$35,836

Other Commitments (c)	$78	$2	$2	$—	$—	$—	$82
(a) Other post-employment benefits include estimated other post-retirement medical and life insurance payments and payments under non-qualified pension plans which are unfunded. No amounts are included for funded pension obligations as no contributions are currently required.
(b) Agreements with Conrail represent minimum future payments of $138 million under the shared asset area agreements (see Note 15, Related Party Transactions).
(c) Other commitments of $82 million consisted of surety bonds, letters of credit, uncertain tax positions and public private partnerships. Surety bonds of $36 million and letters of credit of $27 million arise from assurances issued by a third-party that CSX will fulfill certain obligations and are typically a contract, state, federal or court requirement. Uncertain tax positions of $13 million, which include interest and penalties, are all included in year 2020 as the year of settlement cannot be reasonably estimated. Contractual commitments related to public-private partnerships are $6 million.

CSX 2019 Form 10-K p. 35

CSX CORPORATION
PART II

OFF-BALANCE SHEET ARRANGEMENTS

For detailed information about the Company’s guarantees, operating leases and purchase obligations, see Note 8, Commitments and Contingencies. There are no off-balance sheet arrangements that are reasonably likely to have a material effect on the Company’s financial condition, results of operations or liquidity.

LABOR AGREEMENTS

Approximately 17,000 of the Company's nearly 21,000 employees are members of a labor union. In November 2019, notices were served to the 13 rail unions that participate in national bargaining to begin negotiations for benefits, wages and work rules for the next labor bargaining round for 2020. Current agreements remain in place until modified by these negotiations. Typically, such negotiations take several years before agreements are reached.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that management make estimates in reporting the amounts of certain assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and certain revenues and expenses during the reporting period. Actual results may differ from those estimates. These estimates and assumptions are discussed with the Audit Committee of the Board of Directors on a regular basis. Significant estimates using management judgment are made for the following areas:

•	personal injury, environmental and legal reserves;

•	pension and post-retirement medical plan accounting; and

•	depreciation policies for assets under the group-life method.

Personal Injury, Environmental and Legal Reserves

Personal Injury
Personal Injury reserves of $129 million and $143 million for 2019 and 2018, respectively, represent liabilities for employee work-related and third-party injuries. CSXT retains an independent actuary to assist management in assessing the value of personal injury claims. The methodology used by the actuary includes a development factor to reflect growth or reduction in the value of these personal injury claims. It is based largely on CSXT's historical claims and settlement experience. Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. For additional details, including a description of our related accounting policies, see Note 5, Casualty, Environmental and Other Reserves in the consolidated financial statements.

CSX 2019 Form 10-K p. 36

CSX CORPORATION
PART II

Critical Accounting Estimates, continued

Environmental
Environmental reserves were $74 million and $80 million in 2019 and 2018, respectively. The Company is a party to various proceedings related to environmental issues, including administrative and judicial proceedings involving private parties and regulatory agencies. The Company has been identified as a potentially responsible party at approximately 220 environmentally impaired sites. The Company reviews its potential liability with respect to each site identified, giving consideration to a number of factors such as:

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

Pension and Post-retirement Medical Plan Accounting
The Company sponsors defined benefit pension plans principally for salaried, management personnel. For employees hired prior to 2003, the plans provide eligible employees with retirement benefits based predominantly on years of service and compensation rates near retirement. For employees hired in 2003 or thereafter, benefits are determined based on a cash balance formula, which provides benefits by utilizing interest and pay credits based upon age, service and compensation. Beginning in 2020, the CSX Pension Plan is closed to new participants. As of December 2019, the projected benefit obligation for the Company’s pension plans was $3.1 billion.

In addition to these plans, the Company sponsors a post-retirement medical plan and a non-contributory life insurance plan that provide certain benefits to full-time, salaried, management employees, hired prior to 2003, upon their retirement if certain eligibility requirements are met. Beginning in 2019, both the life insurance benefit for eligible active employees and health savings account contributions made by the Company to eligible retirees younger than 65 were eliminated. Beginning in 2020, the employer-funded health reimbursement arrangements for eligible retirees 65 years or older were eliminated. As a result of these plan amendments, the Company recognized a decrease in 2018 of $102 million in the post-retirement benefit liability. As of December 2019, the projected benefit obligation for the Company’s other post-retirement benefit plans was $117 million.

CSX 2019 Form 10-K p. 37

CSX CORPORATION
PART II

Critical Accounting Estimates, continued

For information related to the funded status of the Company's pension and other post-retirement benefit plans, see Note 9, Employee Benefit Plans.

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

The Company measures the service and interest cost components of the net pension and post-retirement benefits expense by using individual spot rates matched with separate cash flows for each future year. Under the spot rate approach, individual spot discount rates along the same high quality corporate bonds yield curve used to measure the pension and post-retirement benefit liabilities are applied to the relevant projected cash flows at the relevant maturity.

The weighted average discount rates used by the Company to value its 2019 pension and post-retirement obligations are 3.13 percent and 2.87 percent, respectively. For 2018, the weighted average discount rates used by the Company to value its pension and post-retirement obligations were 4.24 percent and 3.98 percent, respectively. Discount rates may differ for pension and post-retirement benefits due to varying duration of the liabilities for projected payments for each plan. As of December 2019, the estimated duration of pensions and post-retirement benefits is approximately 12 years and 7 years, respectively.

Each year, these discount rates are reevaluated and adjusted using the current market interest rates for high quality corporate bonds to reflect the best estimate of the current effective settlement rates. In general, if interest rates decline or rise, the assumed discount rates will change.

CSX 2019 Form 10-K p. 38

CSX CORPORATION
PART II

Critical Accounting Estimates, continued

Long-term Rate of Return on Plan Assets
The expected long-term average rate of return on plan assets reflects the average rate of earnings expected on the funds invested, or to be invested, to provide for benefits included in the projected benefit obligation. In estimating that rate, the Company gives appropriate consideration to the returns being earned by the plan assets in the funds and the rates of return expected to be available for reinvestment as well as the current and projected asset mix of the funds. Management balances market expectations obtained from various investment managers and economists with both market and actual plan historical returns to develop a reasonable estimate of the expected long-term rate of return on assets. As this assumption is long-term, the annual review may result in less frequent adjustment than other assumptions used in pension accounting. The long-term rate of return on plan assets used by the Company to value its benefit cost for the subsequent plan year was 6.75 percent in both 2019 and 2018.

Salary Scale Inflation Rates
Salary scale inflation rates are based on current trends and historical data accumulated by the Company.  The Company reviews recent wage increases and management incentive compensation payments over the past five years in its assessment of salary scale inflation rates. The Company used a salary scale rate of 4.60 percent in both 2019 and 2018 to value its pension obligations.

Other Assumptions
The calculations made by the actuaries also include assumptions relating to health care cost trend rates, mortality rates, turnover and retirement age. These assumptions are based upon historical data, recent plan experience and industry trends and are determined by management.

2020 Estimated Pension and Post-retirement Expense
Net periodic pension and post-retirement benefits expenses for 2020 are expected to be a $5 million expense and a $2 million credit, respectively. Net periodic pension and post-retirement benefits expenses for 2020 are expected to include service cost expense of $40 million and $1 million, respectively. Service cost expense is included in labor and fringe on the consolidated income statement and all other components of net pension expense and post-retirement benefits expense are included in other income - net. Net periodic pension expense and post-retirement benefits expense in 2019 were credits of $7 million and $4 million, respectively. The net increase in the expected expense is primarily due to impacts from the decline in discount rates, partially offset by favorable pension asset experience.

The following sensitivity analysis illustrates the effects of a one percent change in certain assumptions like discount rates, long-term rate of return and salaries on the 2020 estimated pension and post-retirement expense:

(Dollars in Millions)	Pension Expense	Post-Retirement Expense
Discount Rate	$13	$—
Long-term Rate of Return	$26	N/A
Salary Inflation	$6	N/A

CSX 2019 Form 10-K p. 39

CSX CORPORATION
PART II

Critical Accounting Estimates, continued

Depreciation Policies for Assets Utilizing the Group-Life Method
The depreciable assets of the Company are depreciated using either the group-life or straight-line method of accounting, which are both acceptable depreciation methods in accordance with GAAP. The Company depreciates its railroad assets, including main-line track, locomotives and freight cars, using the group-life method of accounting. Assets depreciated under the group-life method comprise 87% of total fixed assets of $45 billion on a gross basis at December 31, 2019. The remaining depreciable assets of the Company, including non-railroad assets and assets under finance leases, are depreciated using the straight-line method on a per asset basis. Land is not depreciated.

Management performs a review of depreciation expense and useful lives on a regular basis. Under the group-life method, the service lives and salvage values for each group of assets are determined by completing periodic depreciation studies and applying management’s methods to determine the service lives of its properties. There are several factors taken into account during the depreciation study and they include:

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

In 2019, the Company completed a depreciation study for its equipment assets which resulted in changes to accumulated depreciation, service lives, salvage values, and other related factors for certain assets. The effect of this change in estimate was not material to depreciation expense in 2019. The continued impacts of the study are expected to result in additional depreciation expense of approximately $30 million in 2020. There were no depreciation studies in 2018 or 2017. A one percent change in the average estimated useful life of all group-life assets would result in an approximate $12 million change to the Company’s annual depreciation expense. For additional details, including a more detailed description of our related accounting policies, see Note 6, Properties in the consolidated financial statements.

New Accounting Pronouncements and Changes in Accounting Policy
See Note 1, Nature of Operations and Significant Accounting Policies under the caption, “New Accounting Pronouncements and Changes in Accounting Policy.”

CSX 2019 Form 10-K p. 40

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

CSX 2019 Form 10-K p. 41

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

•
changes in domestic or international economic, political or business conditions, including those affecting the transportation industry (such as the impact of industry competition, conditions, performance and consolidation, as well as the impact of international trade agreements and tariffs) and the level of demand for products carried by CSXT;

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

CSX 2019 Form 10-K p. 42

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

CSX does not hold or issue derivative financial instruments for trading purposes. Historically, the Company has used derivative financial instruments to address market risk exposure to fluctuations in interest rates. As of December 2019, CSX does not have a material amount of floating rate debt obligations outstanding, and therefore fluctuations in the interest rate would not have a material impact on the Company's financial condition, results of operations or liquidity.

Changes in interest rates could impact the fair value of the Company's fixed rate long-term debt. The potential decrease in fair value of the Company's fixed rate long-term debt resulting from a hypothetical 10% increase in interest rates, or approximately 25 basis points, is estimated to be $498 million as of December 31, 2019 and $472 million as of December 31, 2018. The underlying fair values of our long-term debt were estimated based on quoted market prices or on the current rates offered for debt with similar terms and maturities.

CSX 2019 Form 10-K p. 43

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	45

CSX Corporation

Consolidated Financial Statements and Notes to Consolidated Financial Statements
Herewith:

Consolidated Income Statements for the Fiscal Years Ended:	47
December 31, 2019
December 31, 2018
December 31, 2017

Consolidated Comprehensive Income Statements for the Fiscal Years Ended:	48
December 31, 2019
December 31, 2018
December 31, 2017

Consolidated Balance Sheets as of:	49
December 31, 2019
December 31, 2018

Consolidated Cash Flow Statements for Fiscal Years Ended:	50
December 31, 2019
December 31, 2018
December 31, 2017

Consolidated Statements of Changes in Shareholders' Equity:	51
December 31, 2019
December 31, 2018
December 31, 2017

Notes to Consolidated Financial Statements	52

CSX 2019 Form 10-K p. 44

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of CSX Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CSX Corporation (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, cash flows, and changes in shareholders’ equity for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 12, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below providing a separate opinion on the critical audit matter or on the accounts or disclosure to which it relates.

CSX 2019 Form 10-K p. 45

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, continued

Depreciation Policies for Assets Utilizing the Group-Life Method
Description of the Matter
At December 31, 2019, assets depreciated under the group-life method comprised 87% of total gross fixed assets of $45 billion. As discussed in Note 6 of the consolidated financial statements, the group-life method aggregates assets with similar lives and characteristics into groups and depreciates each of these groups as a whole. When using the group-life method, an underlying assumption is that each group of assets, as a whole, is used and depreciated to the end of the group’s recoverable life. The Company utilizes different depreciable asset categories to account for depreciation expense for the railroad assets that are depreciated under the group-life method.

Under the group-life method, depreciation studies are completed to review asset service lives, salvage values, accumulated depreciation and other factors related to group assets. Depreciation studies are performed every three years for equipment assets and every six years for road and track assets. A depreciation study was performed in 2019 for equipment assets and 2014 for road and track assets. The most recent depreciation studies are reviewed by management each year to determine if there have been significant factors that result in changes to the group-life method key assumptions.

Auditing depreciation expense for assets subject to the group-life method was complex and required the involvement of specialists due to the nature of the methods used in the depreciation studies to determine the useful service lives and salvage values of the Company’s assets. These methods have a significant effect on depreciation expense.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process related to the assessment of periodic depreciation studies of its group-life assets. For example, we tested controls over management’s review of the depreciation study for equipment assets and review of depreciation expense and useful lives. We also tested controls over management’s review of asset activity and assumptions that could impact the most recent depreciation study of road and track assets.

To test the estimated useful lives and salvage values of the Company’s group-life assets, we performed audit procedures that included, among others: obtaining the periodic depreciation studies provided by the Company’s third-party specialist and subsequent updates by management; assessing the completeness and accuracy of the data provided to the third-party specialist and used by management; and including a specialist on our team to evaluate the methods used by the third-party specialist and management in determining the average service lives and salvage values of assets to perform the depreciation studies.

We compared the significant methods used by management to those used throughout the industry and within other useful life studies. We also assessed the historical accuracy of management’s estimates via retrospective review and independently calculated a sample of the annual depreciation rates.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1981.

Jacksonville, Florida
February 12, 2020

CSX 2019 Form 10-K p. 46

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

CONSOLIDATED INCOME STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

	Fiscal Years
	2019	2018	2017
Revenue	$11,937	$12,250	$11,408
Expense
Labor and Fringe	2,616	2,738	2,946
Materials, Supplies and Other	1,784	1,967	2,113
Depreciation	1,349	1,331	1,315
Fuel	906	1,046	864
Equipment and Other Rents	408	395	429
Restructuring Charge (Note 1)	—	—	240
Equity Earnings of Affiliates	(91)	(96)	(219)
Total Expense	6,972	7,381	7,688

Operating Income	4,965	4,869	3,720

Interest Expense	(737)	(639)	(546)
Restructuring Charge - Non-Operating (Note 1)	—	—	(85)
Other Income - Net (Note 14)	88	74	53
Earnings Before Income Taxes	4,316	4,304	3,142

Income Tax (Expense) Benefit (Note 12)	(985)	(995)	2,329
Net Earnings	$3,331	$3,309	$5,471

Per Common Share (Note 2)
Net Earnings Per Share
Basic	$4.18	$3.86	$6.01
Assuming Dilution	$4.17	$3.84	$5.99

Average Common Shares Outstanding (Millions)
Basic	796	857	911
Assuming Dilution	798	861	914

See accompanying Notes to Consolidated Financial Statements.

CSX 2019 Form 10-K p. 47

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
(Dollars in Millions)

	Fiscal Years
	2019	2018	2017
Net Earnings	$3,331	$3,309	$5,471
Other Comprehensive (Loss) Income - Net of Tax:
Pension and Other Post-Employment Benefits	(15)	(164)	140
Other	1	(11)	14
Total Other Comprehensive (Loss) Income	(14)	(175)	154
Comprehensive Earnings (Note 16)	$3,317	$3,134	$5,625

See accompanying Notes to Consolidated Financial Statements.

CSX 2019 Form 10-K p. 48

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	December	December
	2019	2018
ASSETS
Current Assets:
Cash and Cash Equivalents (Note 1)	$958	$858
Short-term Investments	996	253
Accounts Receivable - Net (Note 1)	986	1,010
Materials and Supplies	261	263
Other Current Assets	77	181
Total Current Assets	3,278	2,565

Properties	45,100	44,805
Accumulated Depreciation	(12,932)	(12,807)
Properties - Net (Note 6)	32,168	31,998

Investment in Conrail (Note 15)	982	943
Affiliates and Other Companies	897	836
Right of Use Lease Asset (Note 7)	532	—
Other Long-term Assets	400	387
Total Assets	$38,257	$36,729
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$1,043	$949
Labor and Fringe Benefits Payable	489	550
Casualty, Environmental and Other Reserves (Note 5)	100	113
Current Maturities of Long-term Debt (Note 10)	245	18
Income and Other Taxes Payable	69	106
Other Current Liabilities	205	179
Total Current Liabilities	2,151	1,915

Casualty, Environmental and Other Reserves (Note 5)	205	211
Long-term Debt (Note 9)	15,993	14,739
Deferred Income Taxes - Net (Note 12)	6,961	6,690
Long-term Lease Liability (Note 7)	493	—
Other Long-term Liabilities	591	594
Total Liabilities	26,394	24,149

Shareholders' Equity:
Common Stock, $1 Par Value (Note 3)	773	818
Other Capital	346	249
Retained Earnings (Note 1)	11,404	12,157
Accumulated Other Comprehensive Loss (Note 16)	(675)	(661)
Noncontrolling Minority Interest	15	17
Total Shareholders' Equity	11,863	12,580
Total Liabilities and Shareholders' Equity	$38,257	$36,729

See accompanying Notes to Consolidated Financial Statements.

CSX 2019 Form 10-K p. 49

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

CONSOLIDATED CASH FLOW STATEMENTS
(Dollars in Millions)

	Fiscal Years
	2019	2018	2017
OPERATING ACTIVITIES
Net Earnings	$3,331	$3,309	$5,471
Adjustments to Reconcile Net Earnings to Net Cash
Provided by Operating Activities:
Depreciation	1,349	1,331	1,315
Restructuring Charge (Note 1)	—	—	325
Cash Payments for Restructuring Charge	—	(15)	(187)
Deferred Income Taxes	273	279	(3,233)
Earnings of Equity-method Investments	(91)	(96)	(219)
Gain on Property Dispositions	(151)	(154)	(18)
Other Operating Activities	22	(21)	(17)
Changes in Operating Assets and Liabilities:
Accounts Receivable	45	(46)	(70)
Other Current Assets	68	101	1
Accounts Payable	98	104	41
Income and Other Taxes Payable	2	(104)	20
Other Current Liabilities	(96)	(47)	43
Net Cash Provided by Operating Activities	4,850	4,641	3,472
INVESTING ACTIVITIES
Property Additions	(1,657)	(1,745)	(2,040)
Purchase of Short-term Investments	(2,838)	(736)	(782)
Proceeds from Sales of Short-term Investments	2,108	505	1,193
Proceeds from Property Dispositions	254	319	97
Other Investing Activities	31	(27)	37
Net Cash Used in Investing Activities	(2,102)	(1,684)	(1,495)
FINANCING ACTIVITIES
Long-term Debt Issued (Note 10)	2,000	3,000	850
Long-term Debt Repaid (Note 10)	(518)	(19)	(333)
Dividends Paid	(763)	(751)	(708)
Shares Repurchased	(3,373)	(4,671)	(1,970)
Other Financing Activities	6	(59)	(18)
Net Cash Used in Financing Activities	(2,648)	(2,500)	(2,179)
Net Increase (Decrease) in Cash and Cash Equivalents	100	457	(202)
CASH AND CASH EQUIVALENTS
Cash and Cash Equivalents at Beginning of Period	858	401	603
Cash and Cash Equivalents at End of Period	$958	$858	$401

SUPPLEMENTAL CASH FLOW INFORMATION
Interest Paid - Net of Amounts Capitalized	$717	$614	$555
Income Taxes Paid	$691	$814	$911

See accompanying Notes to Consolidated Financial Statements.

CSX 2019 Form 10-K p. 50

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Dollars in Millions)

	Common Shares Outstanding (Thousands)	Common Stock and Other Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss) (a)	Non- controlling Minority Interest	Total Shareholders' Equity
December 30, 2016	928,180	$1,066	$11,253	$(640)	$15	$11,694
Comprehensive Earnings:
Net Earnings	—	—	5,471	—	—	5,471
Other Comprehensive Income (Note 16)	—	—	—	154	—	154
Total Comprehensive Earnings						5,625
Common stock dividends, $0.78 per share	—	—	(708)	—	—	(708)
Share Repurchases	(38,785)	(39)	(1,931)	—	—	(1,970)
Other	456	80	(1)	—	1	80
December 31, 2017	889,851	1,107	14,084	(486)	16	14,721
Comprehensive Earnings:
Net Earnings	—	—	3,309	—	—	3,309
Other Comprehensive Loss (Note 16)	—	—	—	(175)	—	(175)
Total Comprehensive Earnings						3,134
Common stock dividends, $0.88 per share	—	—	(751)	—	—	(751)
Share Repurchases	(72,264)	(72)	(4,599)	—	—	(4,671)
Other	593	32	114	—	1	147
December 31, 2018	818,180	1,067	12,157	(661)	17	12,580
Comprehensive Earnings:
Net Earnings	—	—	3,331	—	—	3,331
Other Comprehensive Loss (Note 16)	—	—	—	(14)	—	(14)
Total Comprehensive Earnings						3,317
Common stock dividends, $0.96 per share	—	—	(763)	—	—	(763)
Share Repurchases	(47,819)	(48)	(3,325)	—	—	(3,373)
Other	3,110	100	4	—	(2)	102
December 31, 2019	773,471	$1,119	$11,404	$(675)	$15	$11,863
(a) Accumulated Other Comprehensive Loss year-end balances shown above are net of tax. The associated taxes were $184 million, $180 million and $162 million for 2019, 2018 and 2017, respectively. For additional information see Note 16, Other Comprehensive Income.

See accompanying Notes to Consolidated Financial Statements.

CSX 2019 Form 10-K p. 51

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  Nature of Operations and Significant Accounting Policies

Business
CSX Corporation together with its subsidiaries ("CSX" or the “Company”), based in Jacksonville, Florida, is one of the nation's leading transportation companies. The Company provides rail-based transportation services including traditional rail service, the transport of intermodal containers and trailers, as well as other transportation services such as rail-to-truck transfers and bulk commodity operations.

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

CSXT is also responsible for the Company's real estate sales, leasing, acquisition and management and development activities. Substantially all of these activities are focused on supporting railroad operations.

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

CSX 2019 Form 10-K p. 52

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

NOTE 1.  Nature of Operations and Significant Accounting Policies, continued

Lines of Business
During 2019, the Company's services generated $11.9 billion of revenue and served three primary lines of business: merchandise, coal and intermodal.

•
The merchandise business shipped 2.7 million carloads (43 percent of volume) and generated 64 percent of revenue in 2019. The Company’s merchandise business is comprised of shipments in the following diverse markets: chemicals, automotive, agricultural and food products, minerals, fertilizers, forest products, and metals and equipment.

•
The coal business shipped 843 thousand carloads (14 percent of volume) and generated 17 percent of revenue in 2019. The Company transports domestic coal, coke and iron ore to electricity-generating power plants, steel manufacturers and industrial plants as well as export coal to deep-water port facilities. Roughly one-third of export coal and the majority of the domestic coal that the Company transports is used for generating electricity.

•
The intermodal business shipped 2.7 million units (43 percent of volume) and generated 15 percent of revenue in 2019. The intermodal business combines the superior economics of rail transportation with the flexibility of trucks and offers a cost and environmental advantage over long-haul trucking. Through a network of approximately 30 terminals, the intermodal business serves all major markets east of the Mississippi River and transports mainly manufactured consumer goods in containers, providing customers with truck-like service for longer shipments.

Other revenue accounted for 4 percent of the Company’s total revenue in 2019. This revenue category includes revenue from regional subsidiary railroads, demurrage, storage at intermodal facilities, revenue for customer volume commitments not met, switching, other incidental charges and adjustments to revenue reserves. Revenue from regional railroads includes shipments by railroads that the Company does not directly operate. Demurrage represents charges assessed when freight cars or other equipment are held beyond a specified period of time. Switching represents charges assessed when a railroad switches cars for a customer or another railroad.

Employees
The Company's number of employees was nearly 21,000 as of December 2019, which includes approximately 17,000 union employees. Most of the Company’s employees provide or support transportation services.

Basis of Presentation
In the opinion of management, the accompanying consolidated financial statements contain all normal, recurring adjustments necessary to fairly present the financial position of CSX and its subsidiaries at December 31, 2019 and December 31, 2018, and the consolidated statements of income, comprehensive income, cash flows and changes in shareholders’ equity for fiscal years 2019, 2018 and 2017. Where applicable, prior year information has been reclassified to conform to current presentation. In addition, management has evaluated and disclosed all material events occurring subsequent to the date of the financial statements up to the date this annual report is filed on Form 10-K.

CSX 2019 Form 10-K p. 53

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

NOTE 1.  Nature of Operations and Significant Accounting Policies, continued

Fiscal Year
Through the second quarter 2017, CSX followed a 52/53 week fiscal reporting calendar with the last day of each reporting period ending on a Friday. On July 7, 2017, the Board of Directors of CSX approved a change in the fiscal reporting calendar from a 52/53 week year ending on the last Friday of December to a calendar year ending on December 31 each year, effective beginning with fiscal third quarter 2017. Related to the change in the fiscal calendar, 2019 and 2018 both contained 365 days while 2017 contained 366 days.

This change did not materially impact comparability of the Company’s financial results for fiscal year 2017. Accordingly, the change to a calendar fiscal year was made on a prospective basis and operating results for prior periods were not adjusted. The Company was not required to file a transition report because this change was not deemed a change in fiscal year for purposes of reporting subject to Rule 13a-10 or Rule 15d-10 of the Securities Exchange Act of 1934 as the new fiscal year commenced with the end of the prior fiscal year end. Except as otherwise specified, references to full years indicate CSX’s fiscal years ended on December 31, 2019, December 31, 2018 and December 31, 2017.

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

Materials and Supplies
Materials and supplies in the consolidated balance sheets are carried at average costs and consist primarily of parts used in the repair and maintenance of track structure, equipment, and CSXT’s freight car and locomotive fleets, as well as fuel.

CSX 2019 Form 10-K p. 54

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

Adoption of this standard resulted in the recognition of operating lease right-of-use assets and corresponding lease liabilities of $534 million on the consolidated balance sheet as of January 1, 2019. This amount is lower than previous estimates due to a lease amendment. The Company’s accounting for finance leases remained substantially unchanged. The standard did not materially impact operating results or liquidity. Disclosures related to the amount, timing and uncertainty of cash flows arising from leases are included in Note 7, Leases.

In June 2016, the FASB issued ASU Measurement of Credit Losses on Financial Instruments, which replaces current methods for evaluating impairment of financial instruments not measured at fair value, including trade accounts receivable and certain debt securities, with a current expected credit loss model. CSX adopted this new standard update effective January 1, 2020. Adoption will not have a material effect on the Company's results of operations.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that management make estimates in reporting the amounts of certain assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of certain revenues and expenses during the reporting period. Actual results may differ from those estimates. Critical accounting estimates using management judgment are made for the following areas:

•	personal injury, environmental and legal reserves (see Note 5, Casualty, Environmental and Other Reserves);

•	pension and post-retirement medical plan accounting (see Note 9, Employee Benefit Plans); and

•	depreciation policies for assets under the group-life method (see Note 6, Properties).

CSX 2019 Form 10-K p. 55

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

The restructuring charge in 2017 includes costs related to the management workforce reduction program, executive retirements, reimbursement arrangements with MR Argent Advisor LLC (“Mantle Ridge”) and the Company’s former President and Chief Executive Officer, E. Hunter Harrison, the proration of equity awards and other advisory costs related to the leadership transition. Payments related to the 2017 restructuring charge were substantially complete as of March 31, 2018.

Expenses related to the management workforce reduction and other restructuring costs totaled $325 million in 2017 and are shown in the following table.

	Fiscal Year 2017
(Dollars in millions)	Operating Restructuring Charge	Non-Operating Restructuring Charge
Severance and Pension	$98	$56
Other Post-Retirement Benefits Curtailment	—	17
Employee Equity Awards Proration and Other	23	—
Subtotal Management Workforce Reduction	$121	$73
Reimbursement Arrangements	84	—
Executive Equity Awards Proration	24	—
Pension Settlement Charge	—	12
Advisory Fees Related to Shareholder Matters	11	—
Total Restructuring Charge	$240	$85

CSX 2019 Form 10-K p. 56

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

NOTE 2.  Earnings Per Share

The following table sets forth the computation of basic earnings per share and earnings per share, assuming dilution:

	Fiscal Years
	2019	2018	2017
Numerator (Dollars in Millions):
Net Earnings	$3,331	$3,309	$5,471
Dividend Equivalents on Restricted Stock	—	(1)	(1)
Net Earnings, Attributable to Common Shareholders	$3,331	$3,308	$5,470

Denominator (Units in Millions):
Average Common Shares Outstanding	796	857	911
Other Potentially Dilutive Common Shares	2	4	3
Average Common Shares Outstanding, Assuming Dilution	798	861	914

Net Earnings Per Share, Basic	$4.18	$3.86	$6.01
Net Earnings Per Share, Assuming Dilution	$4.17	$3.84	$5.99

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

When calculating diluted earnings per share, the potential shares that would be outstanding if all outstanding stock options were exercised are included. This number is different from outstanding stock options, which is included in Note 4, Stock Plans and Share-Based Compensation, because it is offset by shares CSX could repurchase using the proceeds from these hypothetical exercises to obtain the common stock equivalent. Approximately 877 thousand, 479 thousand and 7.6 million of total average outstanding stock options for 2019, 2018 and 2017, respectively, were excluded from the diluted earnings per share calculation because their effect was antidilutive.

Share Repurchase Programs
In January 2019, the Company announced a $5 billion share repurchase program ("January 2019 program"). At December 31, 2019, approximately $1.8 billion of authority remains under this program. Previously, share repurchases were completed under the following:

•	A share repurchase program originally announced in October 2017 for $1.5 billion, and later increased to $5 billion in February 2018, that was completed in January 2019 ("October 2017 program").

•	A share repurchase program originally announced in April 2017 for $1 billion, and later increased to $1.5 billion in July 2017, that was completed in October 2017.

•	A $2 billion share repurchase program announced in April 2015 that was completed in April 2017.

CSX 2019 Form 10-K p. 57

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

Share Repurchase Activity
During 2019, 2018, and 2017, CSX repurchased the following shares:

	Fiscal Years
	2019	2018	2017
Shares Repurchased (Units in Millions)	48	72	39
Cost of Shares (Dollars in Millions)	$3,373	$4,671	$1,970
Average Price Paid per Share	$70.54	$64.64	$50.80

On October 17, 2019, the Company repurchased 4.7 million shares for $319 million from MR Argent Advisor LLC, a CSX shareholder, on behalf of certain limited partners of its affiliated funds (“Mantle Ridge”) under the January 2019 program. A member of CSX’s Board of Directors, Paul C. Hilal, founded and controls Mantle Ridge and each of its related entities. The ownership position of Mantle Ridge is detailed in the Company's Proxy Statement on Schedule 14A filed on March 22, 2019, and subsequent Form 4 filings with the SEC. Shares purchased from Mantle Ridge are included in the table above.

In August 2019, the Company entered into an agreement to repurchase shares of the Company’s common stock under the January 2019 program. Under this agreement, the Company made a prepayment of $250 million to a financial institution and settlement occurred in September 2019. At settlement, the Company received approximately 4 million shares, calculated based on the volume-weighted average price of the Company’s common stock over the term of the agreement, less a discount. Shares purchased under this agreement are included in the table above.

During 2018, the Company entered into four accelerated share repurchase agreements to repurchase shares of the Company’s common stock under the October 2017 program. Under these agreements, the Company paid $1.5 billion and received approximately 22 million total shares. Shares purchased under accelerated share repurchase agreements are included in the table above.

CSX 2019 Form 10-K p. 58

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

NOTE 3. Shareholders’ Equity

Common and preferred stock consists of the following:

Common Stock, $1 Par Value	December 2019
(Units in Millions)
Common Shares Authorized	1,800
Common Shares Issued and Outstanding	773

Preferred Stock
Preferred Shares Authorized	25
Preferred Shares Issued and Outstanding	—

Holders of common stock are entitled to one vote on all matters requiring a vote for each share held. Preferred stock is senior to common stock with respect to dividends and upon liquidation of CSX.

NOTE 4.  Stock Plans and Share-Based Compensation

Under CSX's share-based compensation plans, awards consist of performance units, stock options, restricted stock units and restricted stock awards for management and stock grants for directors. Awards granted under the various programs are determined and approved by the Compensation Committee of the Board of Directors or, in certain circumstances, by the full Board for awards to the Chief Executive Officer or by the Chief Executive Officer for awards to management employees other than senior executives. The Board of Directors approves awards granted to CSX's non-management directors upon recommendation of the Governance Committee.

Share-based compensation expense for awards under share-based compensation plans and purchases made as part of the employee stock purchase plan is measured using the fair value of the award on the grant date and is recognized on a straight-line basis over the service period of the respective award. Forfeitures are recognized as they occur. Total pre-tax expense and income tax benefits associated with share-based compensation are shown in the table below. Income tax benefits include impacts from option exercises and the vesting of other equity awards. Modifications to the terms of awards (see Equity Award Modifications below) impacted share-based compensation expense in 2017.

	Fiscal Years
(Dollars in Millions)	2019	2018	2017
Share-Based Compensation Expense
Performance Units	$42	$28	$49
Stock Options	18	13	22
Restricted Stock Units and Awards	8	6	15
Stock Awards for Directors	2	2	3
Employee Stock Purchase Plan	4	2	—
Total Share-based Compensation Expense	$74	$51	$89
Income Tax Benefit	$43	$26	$42

CSX 2019 Form 10-K p. 59

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

NOTE 4.  Stock Plans and Share-Based Compensation, continued

Long-term Incentive Plans
The CSX Long-term Incentive Plans (“LTIP”) were adopted under the 2010 CSX Stock and Incentive Award Plan. On May 3, 2019, shareholders approved the CSX 2019 Stock and Incentive Award Plan, under which future awards will be granted. The objective of these plans is to motivate and reward certain employees for achieving and exceeding certain financial goals. Grants were made in performance units, with each unit being equivalent to one share of CSX common stock, and payouts will be made in CSX common stock. The payout range for most participants will be between 0% and 200% of the target awards depending on Company performance against predetermined goals for each three-year cycle. In 2019, 2018, and 2017, target performance units were granted to certain employees under three separate LTIP plans covering three-year cycles: the 2019-2021 ("2019-2021 LTIP"), the 2018-2020 (“2018-2020 LTIP”), and the 2017-2019 (“2017-2019 LTIP”) plans.

The key financial targets for the 2017-2019 LTIP plan are based on the achievement of goals related to both operating ratio and return on assets (tax-adjusted operating income divided by net property) excluding certain items as disclosed in the Company's financial statements. The three-year cumulative operating ratio and average return on assets over the performance period will each comprise 50% of the payout and are measured independently of the other. This plan states that payouts for certain executive officers are subject to downward adjustment by up to 30% based upon total shareholder return relative to specified comparable groups.

Payouts of performance units for the 2018-2020 and 2019-2021 LTIP plans will be based on the achievement of goals related to both operating ratio and free cash flow, in each case excluding non-recurring items as disclosed in the Company’s financial statements. For the 2018-2020 LTIP plan, the final year operating ratio and cumulative free cash flow over the plan period will each comprise 50% of the payout and will be measured independently of the other. For the 2019-2021 LTIP plan, the cumulative operating ratio and cumulative free cash flow over the plan period will each comprise 50% of the payout and will be measured independently of the other. For these plans, payouts for certain executive officers are subject to formulaic upward or downward adjustment by up to 25%, capped at an overall payout of 200% for the 2018 plan and 250% for the 2019 plan, based upon the Company’s total shareholder return relative to specified comparable groups over the performance period.

The fair value of the performance units awarded during the years ended December 2019 and 2018 were calculated using a Monte-Carlo simulation model with the following weighted-average assumptions:

Weighted-average assumptions used:	2019	2018
Annual dividend yield	1.4%	1.6%
Risk-free interest rate	2.4%	2.3%
Annualized volatility	27.4%	29.1%
Expected life (in years)	2.8	2.9

CSX 2019 Form 10-K p. 60

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

NOTE 4.  Stock Plans and Share-Based Compensation, continued

Performance unit grant and vesting information is summarized as follows:

	Fiscal Years
	2019	2018	2017
Weighted-average grant date fair value	$66.18	$55.57	$49.50
Fair value of units vested in fiscal year ending (in millions)	$17	$14	$26

The performance unit activity related to the outstanding long-term incentive plans and corresponding fair value is summarized as follows:

	Performance Units Outstanding (in Thousands)	Weighted-Average Fair Value at Grant Date
Unvested at December 31, 2018	722	$52.58
Granted	337	66.18
Forfeited	(75)	57.20
Vested	(341)	49.52
Unvested at December 31, 2019	643	$60.58

As of December 2019, there was $23 million of total unrecognized compensation cost related to performance units that is expected to be recognized over a weighted-average period of approximately two years.

Stock Options
Stock options in 2019, 2018, and 2017 were primarily granted along with the corresponding LTIP plans. Under this program, an employee receives an award that provides the opportunity in the future to purchase CSX shares at the closing market price of the stock on the date the award is granted (the strike price). Options granted in 2019 become exercisable either in equal installments on the anniversary of the grant date over a vesting period (three-year graded), or three years after the grant date (three-year cliff), depending on the individual grant. The options granted in 2018 and 2017 vest three years after the grant date (three-year cliff). All options expire 10 years from the grant date if they are not exercised.

The fair value of stock options granted was estimated as of the dates of grant using the Black-Scholes-Merton option model which uses the following assumptions: dividend yield, risk-free interest rate, annualized volatility and expected life. The annual dividend yield is based on the most recent quarterly CSX dividend payment annualized. The risk-free interest rate is based on U.S. Treasury yield curve in effect at the time of grant. The annualized volatility is based on historical volatility of daily CSX stock price returns over a 6.1 year look-back period ending on the grant date. The expected life is calculated using the safe harbor approach due to lack of historical data on CSX options, which is the midpoint between the vesting schedule and contractual term (10 years).

In March 2017, the Company granted 9 million stock options to former CEO E. Hunter Harrison at a fair value of $12.88 per option. These options were granted with a 10-year term and an exercise price equal to the closing market price of the underlying stock on the date of grant. Upon his death in December 2017, all of Mr. Harrison's 9 million options were forfeited.

CSX 2019 Form 10-K p. 61

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

NOTE 4.  Stock Plans and Share-Based Compensation, continued

Assumptions and inputs used to estimate fair value of stock options are summarized as follows:

	Fiscal Years
	2019	2018	2017
Weighted-average grant date fair value	$17.87	$14.65	$12.84

Stock options valuation assumptions:
Annual dividend yield	1.3%	1.5%	1.5%
Risk-free interest rate	2.4%	2.6%	2.2%
Annualized volatility	25.7%	27.0%	27.1%
Expected life (in years)	6.1	6.5	6.3
Other pricing model inputs:
Weighted-average grant-date market price of CSX stock (strike price)	$70.01	$54.19	$49.63

The stock option activity is summarized as follows:

	Stock Options Outstanding (in Thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in Millions)
Outstanding at December 31, 2018	4,673	$34.89
Granted	1,187	70.01
Forfeited	(212)	55.35
Exercised	(1,853)	24.48
Outstanding at December 31, 2019	3,795	$49.78	7.5	$87
Exercisable at December 31, 2019	1,026	$24.60	6.0	$49

Unrecognized compensation expense related to stock options as of December 2019 was $15 million and is expected to be recognized over a weighted-average period of approximately two years. The Company issues new shares upon stock option exercises. There were no significant exercises during 2017 or 2018. Additional information on stock option exercises in 2019 is summarized as follows:

(Dollars in Millions)	2019
Intrinsic value of stock options exercised	$87
Cash received from option exercises	$45

CSX 2019 Form 10-K p. 62

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

NOTE 4.  Stock Plans and Share-Based Compensation, continued

Restricted Stock Grants
Restricted stock grants consist of units and awards, each equivalent to one share of CSX stock. Restricted stock units are primarily issued along with corresponding LTIP plans and vest three years after the date of grant. Separately, restricted stock awards generally vest over an employment period of up to five years. Participants receive cash dividend equivalents on the unvested shares during the restriction period. These awards are time-based and not based upon CSX’s attainment of operational targets.

Restricted stock grant and vesting information is summarized as follows:

	Fiscal Years
	2019	2018	2017
Weighted-average grant date fair value	$69.19	$62.60	$48.35
Fair value of units and awards vested during fiscal year ended (in millions)	$7	$9	$8

The restricted stock activity related to the outstanding long-term incentive plans and other awards and corresponding fair value is summarized as follows:

	Restricted Stock Units and Awards Outstanding (in Thousands)	Weighted-Average Fair Value at Grant Date
Unvested at December 31, 2018	684	$39.30
Granted	88	69.19
Forfeited	(30)	53.28
Vested	(315)	24.21
Unvested at December 31, 2019	427	$57.29

As of December 2019, unrecognized compensation expense for these restricted stock units and awards was approximately $8 million, which will be expensed over a weighted-average remaining period of two years.

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

The award modifications impacted approximately 75 employees and resulted in an increase to share-based compensation expense for revaluation of the affected awards of $39 million for the year ended December 31, 2017. The expense associated with these award modifications was included in the 2017 restructuring charge. No significant award modifications took place in 2019 or 2018.

CSX 2019 Form 10-K p. 63

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

NOTE 4.  Stock Plans and Share-Based Compensation, continued

Stock Awards for Directors
CSX’s non-management directors receive a base annual retainer of $112,500 to be paid quarterly in cash, unless the director chooses to defer the retainer in the form of cash or CSX common stock. Additionally, non-management directors receive an annual grant of common stock in the amount of approximately $162,500, with the number of shares to be granted based on the average closing price of CSX stock in the months of November, December and January. The independent non-executive Chairman also receives an annual grant of common stock in the amount of approximately $250,000, with the number of shares to be granted based on the average closing price of CSX stock in the months of November, December, and January.

Employee Stock Purchase Plan
In May 2018, shareholders approved the 2018 CSX Employee Stock Purchase Plan (“ESPP”) for the benefit of Company employees. The Company registered 4 million shares of common stock that may be issued pursuant to this plan. Under the ESPP, employees may contribute between 1% and 10% of base compensation, after-tax, to purchase up to $25,000 of CSX common stock per year at 85% of the closing market price on either the grant date or the last day of the six-month offering period, whichever is lower. During 2019, the Company issued approximately 250 thousand shares under the ESPP.

NOTE 5.  Casualty, Environmental and Other Reserves

Activity related to casualty, environmental and other reserves is as follows:

	Casualty	Environmental	Other
(Dollars in Millions)	Reserves	Reserves	Reserves	Total
December 30, 2016	$229	$95	$50	$374
Charged to Expense	43	26	45	114
Payments	(44)	(31)	(39)	(114)
December 31, 2017	228	90	56	374
Charged to Expense	21	10	41	72
Payments	(50)	(20)	(52)	(122)
December 31, 2018	199	80	45	324
Charged to Expense	56	17	34	107
Payments	(68)	(23)	(35)	(126)
December 31, 2019	$187	$74	$44	$305

CSX 2019 Form 10-K p. 64

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

NOTE 5.  Casualty, Environmental and Other Reserves, continued

Personal injury and environmental reserves are considered critical accounting estimates due to the need for management judgment. In the table above, the impacts of changes in estimates are included in the charged to expense amount and were not material in 2019, 2018, or 2017. Casualty, environmental and other reserves are provided for in the consolidated balance sheets as shown in the table below.

	December 2019			December 2018
(Dollars in Millions)	Current	Long-term	Total	Current	Long-term	Total
Casualty:
Personal Injury	$42	$87	$129	$40	$103	$143
Occupational	6	52	58	10	46	56
Total Casualty	$48	$139	$187	$50	$149	$199
Environmental	31	43	74	39	41	80
Other	21	23	44	24	21	45
Total	$100	$205	$305	$113	$211	$324

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

Casualty
Casualty reserves of $187 million and $199 million for 2019 and 2018, respectively, represent accruals for personal injury, occupational disease and occupational injury claims. The Company increased its self-insured retention amount for these claims from $50 million to $75 million per occurrence for claims occurring on or after June 1, 2018. Currently, no individual claim is expected to exceed the self-insured retention amount. Most of the Company's casualty claims relate to CSXT. In accordance with the Contingencies Topic in the ASC, to the extent the value of an individual claim exceeds the self-insured retention amount, the Company would present the liability on a gross basis with a corresponding receivable for insurance recoveries.

These reserves fluctuate based upon the timing of payments as well as changes in estimate. Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. Defense and processing costs, which historically have been insignificant and are anticipated to be insignificant in the future, are not included in the recorded liabilities. Changes in casualty reserves are included in materials, supplies and other on the consolidated income statements.

CSX 2019 Form 10-K p. 65

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

NOTE 5.  Casualty, Environmental and Other Reserves, continued

Personal Injury
Personal injury reserves represent liabilities for employee work-related and third-party injuries.  Work-related injuries for CSXT employees are primarily subject to the Federal Employers' Liability Act ("FELA"). CSXT retains an independent actuary to assist management in assessing the value of personal injury claims.  An analysis is performed by the actuary quarterly and is reviewed by management. The methodology used by the actuary includes a development factor to reflect growth or reduction in the value of these personal injury claims based largely on CSXT's historical claims and settlement experience. This analysis did not result in a material adjustment to the personal injury reserve in 2019, 2018 or 2017.

Occupational
Occupational reserves represent liabilities for occupational disease and injury claims. Occupational disease claims arise primarily from allegations of exposure to asbestos in the workplace. Occupational injury claims arise from allegations of exposure to certain other materials in the workplace, such as solvents, soaps, chemicals (collectively referred to as “irritants”) and diesel fuels (like exhaust fumes) or allegations of chronic physical injuries resulting from work conditions, such as repetitive stress injuries. An analysis performed by management did not result in a material adjustment to the occupational reserve in 2019, 2018 or 2017.

Environmental
Environmental reserves were $74 million and $80 million for 2019 and 2018, respectively. The Company is a party to various proceedings related to environmental issues, including administrative and judicial proceedings involving private parties and regulatory agencies. The Company has been identified as a potentially responsible party at approximately 220 environmentally impaired sites. Many of these are, or may be, subject to remedial action under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), also known as the Superfund Law, or similar state statutes. Most of these proceedings arose from environmental conditions on properties used for ongoing or discontinued railroad operations. A number of these proceedings, however, are based on allegations that the Company, or its predecessors, sent hazardous substances to facilities owned or operated by others for treatment, recycling or disposal. In addition, some of the Company’s land holdings were leased to others for commercial or industrial uses that may have resulted in releases of hazardous substances or other regulated materials onto the property and could give rise to proceedings against the Company.

In any such proceedings, the Company is subject to environmental clean-up and enforcement actions under the Superfund Law, as well as similar state laws that may impose joint and several liability for clean-up and enforcement costs on current and former owners and operators of a site without regard to fault or the legality of the original conduct. These costs could be substantial.

CSX 2019 Form 10-K p. 66

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

Other
Other reserves were $44 million and $45 million for 2019 and 2018, respectively. These reserves include liabilities for various claims, such as property, automobile and general liability. Also included in other reserves are longshoremen disability claims related to a previously owned international shipping business (these claims are in runoff) as well as claims for current port employees.

CSX 2019 Form 10-K p. 67

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

NOTE 6.  Properties

A detail of the Company’s net properties are as follows:

(Dollars in Millions)		Accumulated	Net Book	Annual Depreciation	Estimated Useful Life	Depreciation
December 2019	Cost	Depreciation	Value	Rate	( Avg. Years)	Method
Road
Rail and Other Track Material	$8,194	$(1,719)	$6,475	2.5%	40	Group Life
Ties	6,041	(1,666)	4,375	3.7%	27	Group Life
Grading	2,763	(595)	2,168	1.4%	72	Group Life
Ballast	3,156	(1,013)	2,143	2.7%	37	Group Life
Bridges, Trestles, and Culverts	2,529	(334)	2,195	1.6%	61	Group Life
Signals and Interlockers	3,077	(819)	2,258	4.0%	25	Group Life/ Straight Line (a)
Buildings	1,335	(492)	843	2.5%	40	Group Life
Other	5,030	(1,980)	3,050	4.2%	24	Group Life
Total Road	32,125	(8,618)	23,507
Equipment
Locomotive	5,320	(2,020)	3,300	3.6%	27	Group Life
Freight Cars	2,964	(880)	2,084	2.9%	35	Group Life
Work Equipment and Other	2,424	(1,414)	1,010	8.2%	12	Group Life/ Straight Line (a)
Total Equipment	10,708	(4,314)	6,394
Land	1,836	—	1,836	N/A	N/A	N/A
Construction In Progress	431	—	431	N/A	N/A	N/A
Total Properties	$45,100	$(12,932)	$32,168

(a) For depreciation method, certain asset categories contain intermodal terminals or technology-related assets, which are depreciated using the straight-line method.

CSX 2019 Form 10-K p. 68

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

NOTE 6.  Properties, continued

(Dollars in Millions)		Accumulated	Net Book	Annual Depreciation	Estimated Useful Life	Depreciation
December 2018	Cost	Depreciation	Value	Rate	(Avg. Years)	Method
Road
Rail and Other Track Material	$7,964	$(1,698)	$6,266	2.5%	40	Group Life
Ties	5,860	(1,557)	4,303	3.7%	27	Group Life
Grading	2,757	(572)	2,185	1.4%	72	Group Life
Ballast	3,076	(971)	2,105	2.7%	37	Group Life
Bridges, Trestles, and Culverts	2,506	(382)	2,124	1.6%	61	Group Life
Signals and Interlockers	2,975	(693)	2,282	4.0%	25	Group Life/ Straight Line (a)
Buildings	1,318	(486)	832	2.5%	40	Group Life
Other	4,955	(1,964)	2,991	4.2%	24	Group Life
Total Road	31,411	(8,323)	23,088
Equipment
Locomotive	5,661	(2,266)	3,395	3.5%	29	Group Life
Freight Cars	3,093	(882)	2,211	2.9%	35	Group Life
Work Equipment and Other	2,338	(1,336)	1,002	7.4%	14	Group Life/ Straight Line (a)
Total Equipment	11,092	(4,484)	6,608
Land	1,845	—	1,845	N/A	N/A	N/A
Construction In Progress	457	—	457	N/A	N/A	N/A
Total Properties	$44,805	$(12,807)	$31,998
(a) For depreciation method, certain asset categories contain intermodal terminals or technology-related assets, which are depreciated using the straight-line method.

CSX 2019 Form 10-K p. 69

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

Labor is a significant cost in self-constructed track replacement work. CSXT engineering employees directly charge their labor to the track replacement project (the capitalized depreciable property). In replacing track, these employees concurrently perform deconstruction and installation of track material. Because of this concurrent process, CSX must estimate the amount of labor that is related to deconstruction versus installation. As a component of the depreciation study for road and track assets, management performs an analysis of labor costs related to the self-constructed track replacement work, which includes direct observation of track replacement processes. Through this analysis, CSX determined that approximately 20% of labor costs associated with track replacement is related to the deconstruction of old track, for which certain elements are expensed, and 80% is associated with the installation of new track, which is capitalized.

Capital investment related to locomotives and freight cars comprises the second largest category of the Company’s capital assets. This category includes purchases of locomotives and freight cars as well as certain equipment leases that are considered to be finance leases in accordance with the Leases Topic in the ASC. In addition, costs to modify or rebuild these assets are capitalized if the investment incurred extends the asset’s service life or improves utilization. Improvement projects must meet specified dollar thresholds to be capitalized and are reviewed by management to determine proper accounting treatment. Routine repairs, overhauls and other maintenance costs, for all asset categories, are expensed as incurred.

CSX 2019 Form 10-K p. 70

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

NOTE 6.  Properties, continued

Depreciation Method
The depreciable assets of the Company are depreciated using either the group-life or straight-line method of accounting, which are both acceptable depreciation methods in accordance with GAAP. The Company depreciates its railroad assets, including main-line track, locomotives and freight cars, using the group-life method.  Assets depreciated under the group-life method comprise 87% of total fixed assets of $45.1 billion on a gross basis as of December 2019. The remaining depreciable assets of the Company, including non-railroad assets and assets under finance leases, are depreciated using the straight-line method on a per asset basis. Land is not depreciated.

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

The group-life method of depreciation closely approximates the straight-line method of depreciation. Additionally, due to the nature of most of its assets (e.g. track is one contiguous, connected asset), the Company believes that this is the most accurate and effective way to properly depreciate its assets.

Estimated Useful Life
Management performs a review of depreciation expense and useful lives on a regular basis. Under the group-life method, the service lives and salvage values for each group of assets are determined by completing periodic depreciation studies and applying management’s methods to determine the service lives of its properties. A depreciation study is the periodic review of asset service lives, salvage values, accumulated depreciation, and other related factors for group assets conducted by a third-party specialist, analyzed by the Company’s management and approved by the STB, the regulatory board that has broad jurisdiction over railroad practices. The STB requires depreciation studies be performed every three years for equipment assets (e.g. locomotives and freight cars) and every six years for road and track assets (e.g. bridges, signals, rail, ties, and ballast). The Company believes the frequency of depreciation studies currently required by the STB, complemented by annual data reviews conducted by a third-party specialist and analyzed by the Company's management, provides adequate review of asset service lives and that a more frequent review would not result in a material change due to the long-lived nature of most of the assets.

In 2019, the Company completed a depreciation study for its equipment assets which resulted in changes to accumulated depreciation, service lives, salvage values, and other related factors for certain assets. The effect of this change in estimate was not material to depreciation expense in 2019. The continued impacts of the study are expected to result in additional depreciation expense of approximately $30 million in 2020. The Company plans to complete the next depreciation study for road and track assets in 2020 and equipment assets in 2022.

CSX 2019 Form 10-K p. 71

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

For sales or retirements of assets depreciated under the group-life method that do not occur in the ordinary course of business, a gain or loss may be recognized if the sale or retirement meets each of the following three criteria: (i) it is unusual, (ii) it is material in amount, and (iii) it varies significantly from the retirement profile identified through our depreciation studies. No material gains or losses were recognized on the sale of assets depreciated using the group-life method in 2019, 2018, or 2017 as no sales met the criteria described above.

Land and Straight-line Assets Sales and Retirements
When the Company sells or retires land, land-related easements or assets depreciated under the straight-line method, a gain or loss is recognized in materials, supplies and other on the consolidated statements of income. In 2019, the Company recognized gains on the sale of properties of $151 million as a result of its initiative to monetize non-core properties. In 2018 and 2017, the Company recognized gains on the sale of properties of $154 million and $18 million, respectively.

Impairment Review
Properties and other long-lived assets are reviewed for impairment whenever events or business conditions indicate the carrying amount of such assets may not be fully recoverable. Initial assessments of recoverability are based on estimates of undiscounted future net cash flows associated with an asset or a group of assets in accordance with the Property, Plant, and Equipment Topic in the ASC. Where impairment is indicated, the assets are evaluated and their carrying amount is reduced to fair value based on discounted net cash flows or other estimates of fair value. In 2019, impairment expense of $22 million was related to an intermodal terminal sale agreement. In 2018 and 2017, impairment expense of $24 million and $25 million, respectively, was primarily due to the discontinuation of certain in-progress projects. Impairment expense is recorded in materials, supplies and other expense on the consolidated income statement.

CSX 2019 Form 10-K p. 72

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

The Company has various lease agreements with other parties with terms up to 50 years. Non-cancelable, long-term leases may include provisions for maintenance, options to purchase and options to extend the terms. Lease expense for operating leases, including leases with escalations over their terms, is recognized on a straight-line basis over the lease term. Variable lease expense is recognized in the period in which the obligation for those payments is incurred. Lease expense is included in equipment and other rents on the consolidated income statements and is reported net of lease income. Lease income was not material to the results of operations for 2019, 2018 or 2017.

CSX 2019 Form 10-K p. 73

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

NOTE 7. Leases, continued

A significant operating lease was renewed in 2018 with the State of Georgia for approximately 137 miles of right-of-way with integral equipment for an additional term of 50 years with an annual 2.5% increase. The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of December 31, 2019.

(Dollars in Millions)	December 2019
Maturity of Lease Liabilities	Lease Payments
2020	58
2021	54
2022	48
2023	39
2024	37
Thereafter	1,208
Total undiscounted operating lease payments	$1,444
Less: Imputed interest	(894)
Present value of operating lease liabilities	$550

Balance Sheet Classification
Current lease liabilities (recorded in other current liabilities)	$57
Long-term lease liabilities	493
Total operating lease liabilities	$550

Other Information
Weighted-average remaining lease term for operating leases	33 years
Weighted-average discount rate for operating leases	5.0%

Cash Flows
An initial right-of-use asset of $534 million was recognized as a non-cash asset addition upon adoption of the new lease accounting standard effective January 1, 2019. Additional right-of-use assets of $51 million were recognized as non-cash asset additions that resulted from new operating lease liabilities during the year ended December 31, 2019. Cash paid for amounts included in the present value of operating lease liabilities was $60 million during the year ended December 31, 2019 and is included in operating cash flows.

Operating Lease Costs
These costs are primarily related to long-term operating leases, but also include immaterial amounts for variable leases and short-term leases with terms greater than 30 days. These amounts are shown in the table below.

	Fiscal Years
(Dollars in Millions)	2019	2018	2017
Rent Expense on Operating Leases	$84	$66	$78

CSX 2019 Form 10-K p. 74

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

NOTE 7. Leases, continued

Finance Leases
Finance leases are included in properties-net and long-term debt on the consolidated balance sheets and were not material as of December 2019 or December 2018. The associated amortization expense and interest expense are included in depreciation and interest expense, respectively, on the consolidated income statements and were not material to the results of operations for 2019, 2018 or 2017.

NOTE 8.  Commitments and Contingencies

Purchase Commitments
CSXT's long-term locomotive maintenance program agreement with a third-party contains commitments related to specific locomotive rebuilds and a long-term maintenance program that covers a portion of CSXT’s fleet of locomotives. The maintenance program costs are based on the maintenance cycle for each covered locomotive, which is determined by the asset's age and type. Expected future costs may change as required maintenance schedules are revised and locomotives are placed into or removed from service. Under CSXT’s current obligations, the agreement will expire no earlier than 2035.

The following table summarizes the number of locomotives covered and CSXT’s payments under the long-term maintenance program.

	Fiscal Years
(Dollars in Millions)	2019	2018	2017
Amounts Paid	$139	$170	$197
Number of Locomotives	1,897	1,910	2,062

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

(Dollars in Millions)	Locomotive Maintenance & Rebuild Payments	Other Commitments	Total
2020	$233	$59	$292
2021	178	19	197
2022	211	18	229
2023	237	17	254
2024	273	17	290
Thereafter	2,337	111	2,448
Total	$3,469	$241	$3,710

CSX 2019 Form 10-K p. 75

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

NOTE 8.  Commitments and Contingencies, continued

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
The Company is able to estimate a range of possible loss for certain legal proceedings for which a loss is reasonably possible in excess of reserves established. The Company has estimated this range to be $1 million to $29 million in aggregate at December 31, 2019. This estimated aggregate range is based upon currently available information and is subject to significant judgment and a variety of assumptions. Accordingly, the Company's estimate will change from time to time, and actual losses may vary significantly from the current estimate.
Fuel Surcharge Antitrust Litigation
In May 2007, class action lawsuits were filed against CSXT and three other U.S.-based Class I railroads alleging that the defendants' fuel surcharge practices relating to contract and unregulated traffic resulted from an illegal conspiracy in violation of antitrust laws. The class action lawsuits were consolidated into one case in federal court in the District of Columbia. In 2017, the District Court issued its decision denying class certification. On August 16, 2019, the U.S. Court of Appeals for the D.C. Circuit affirmed the District Court’s ruling.

The District Court had delayed proceedings on the merits of the consolidated case pending the outcome of the class certification proceedings. The consolidated case is now moving forward without class certification. Because a class was not certified, shippers other than those who brought the original lawsuit in 2007 must decide whether to bring their own individual claim against one or more railroads. Some individual shipper claims have been filed.

CSX 2019 Form 10-K p. 76

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

NOTE 8.  Commitments and Contingencies, continued

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

Environmental
CSXT is indemnifying Pharmacia LLC (formerly known as Monsanto Company) for certain liabilities associated with real estate located in Kearny, New Jersey along the Lower Passaic River (the “Property”). The Property, which was formerly owned by Pharmacia, is now owned by CSXT. CSXT's indemnification and defense duties arise with respect to several matters. The U.S. Environmental Protection Agency ("EPA"), using its CERCLA authority, seeks the investigation and cleanup of hazardous substances in the 17-mile Lower Passaic River Study Area (the "Study Area”). CSXT, on behalf of Pharmacia, and a significant number of other potentially responsible parties are together conducting a Remedial Investigation and Feasibility Study of the Study Area pursuant to an Administrative Settlement Agreement and Order on Consent with the EPA. Pharmacia’s share of responsibility, indemnified by CSXT, for the investigation and cleanup costs of the Study Area may be determined through various mechanisms including (a) an allocation and settlement with EPA; (b) litigation brought by EPA against non-settling parties; or (c) litigation among the responsible parties.

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

CSXT is also defending and indemnifying Pharmacia with regard to the Property in litigation filed by Occidental Chemical Corporation, which is seeking to recover various costs. These costs include costs for the remedial design of the lower 8 miles of the Study Area, as well as anticipated costs associated with the future remediation of the lower 8 miles of the Study Area and potentially the entire Study Area. Alternatively, Occidental seeks to compel some, or all of the defendants to participate in the remediation of the Study Area.  Pharmacia is one of approximately 110 defendants in this federal lawsuit filed by Occidental on June 30, 2018.

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

CSX 2019 Form 10-K p. 77

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

NOTE 9.  Employee Benefit Plans

The Company sponsors defined benefit pension plans principally for salaried, management personnel. For employees hired prior to 2003, the plans provide eligible employees with retirement benefits based predominantly on years of service and compensation rates near retirement. For employees hired in 2003 to 2019, benefits are determined based on a cash balance formula, which provides benefits by utilizing interest and pay credits based upon age, service and compensation. Beginning in 2020, the CSX Pension Plan is closed to new participants.

In addition to these plans, the Company sponsors a post-retirement medical plan and a life insurance plan that provide certain benefits to full-time, salaried, management employees hired prior to 2003, upon their retirement if certain eligibility requirements are met. Changes to the post-retirement medical and life insurance plans were communicated to participants in October 2018. Beginning January 2019, both the life insurance benefit for eligible active employees and health savings account contributions made by the Company to eligible retirees younger than 65 were eliminated. Beginning in 2020, the employer-funded health reimbursement arrangements for eligible retirees 65 years or older have been eliminated. As a result of these plan amendments, the company recognized a decrease of $102 million in the post-retirement benefit liability and a corresponding gain in other comprehensive income in 2018. These changes did not result in a curtailment loss as there was no material impact to service costs for active plan participants.

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

	Summary of Participants as of
	January 1, 2019
	Pension Plans	Post-retirement Medical Plan
Active Employees	3,521	616
Retirees and Beneficiaries	12,016	8,393
Other(a)	4,012	40
Total	19,549	9,049

(a) For pension plans, the other category consists mostly of terminated but vested former employees. For post-retirement plans, the other category consists of employees on long-term disability that have not yet retired.

CSX 2019 Form 10-K p. 78

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

Cash Flows
Plan assets are amounts that have been segregated and restricted to provide qualified pension plan benefits and include amounts contributed by the Company and amounts earned from invested contributions, net of benefits paid. Qualified pension plan obligations are funded in accordance with regulatory requirements and with an objective of meeting or exceeding minimum funding requirements necessary to avoid restrictions on flexibility of plan operation and benefit payments. The Company funds the cost of the post-retirement medical and life insurance benefits as well as nonqualified pension benefits on a pay-as-you go basis. No qualified pension plan contributions were made during 2019, 2018 and 2017. No contributions to the Company's qualified pension plans are expected in 2020.

Future expected benefit payments are as follows:

	Expected Cash Flows
(Dollars in Millions)	Pension Benefits	Post-retirement Benefits
2020	$193	$20
2021	188	12
2022	186	10
2023	184	9
2024	182	9
2025-2029	897	34
Total	$1,830	$94

CSX 2019 Form 10-K p. 79

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

NOTE 9.  Employee Benefit Plans, continued

Plan Assets
The CSX Investment Committee (the “Investment Committee”), whose members are selected by the Chief Financial Officer, is responsible for oversight and investment of plan assets. The Investment Committee utilizes an investment asset allocation strategy that is monitored on an ongoing basis and updated periodically in consideration of plan or employee changes, or changing market conditions. Periodic studies provide an extensive modeling of asset investment return in conjunction with projected plan liabilities and seek to evaluate how to maximize return within the constraints of acceptable risk. The current asset allocation targets 60% equity investments and 40% fixed income investments and cash. Within equity, a further target is currently established for 37% of total plan assets in domestic equity and 23% in international equity.  Allocations are evaluated for levels within 3% of targeted allocations and are adjusted quarterly as necessary.

The distribution of pension plan assets as of the measurement date is shown in the table below, and these assets are reported net of pension liabilities on the balance sheet.

	December 2019		December 2018
		Percent of		Percent of
(Dollars in Millions)	Amount	Total Assets	Amount	Total Assets
Equity	$1,770	63%	$1,698	70%
Fixed Income	818	29	704	29
Cash and Cash Equivalents	237	8	29	1
Total	$2,825	100%	$2,431	100%

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

CSX 2019 Form 10-K p. 80

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

NOTE 9.  Employee Benefit Plans, continued

Benefit Obligation, Plan Assets and Funded Status
Changes in benefit obligation and the fair value of plan assets for the 2019 and 2018 calendar plan years are as follows:

	Pension Benefits		Post-retirement Benefits
	Plan Year	Plan Year	Plan Year	Plan Year
(Dollars in Millions)	2019	2018	2019	2018
Actuarial Present Value of Benefit Obligation
Accumulated Benefit Obligation	$2,963	$2,623	N/A	N/A
Projected Benefit Obligation	3,122	2,758	$117	$118

Change in Projected Benefit Obligation:
Projected Benefit Obligation at Beginning of Plan Year	$2,758	$3,002	$118	$250
Service Cost (a)	34	36	1	2
Interest Cost	103	92	2	7
Plan Participants' Contributions	—	—	7	5
Post-retirement Plan Amendment	—	—	—	(102)
Actuarial Loss (Gain)	418	(173)	22	(10)
Benefits Paid	(191)	(199)	(33)	(34)
Benefit Obligation at End of Plan Year	$3,122	$2,758	$117	$118

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Plan Year	$2,431	$2,833	$—	$—
Actual Return on Plan Assets Gain (Loss)	568	(220)	—	—
Non-qualified Employer Contributions	17	17	26	30
Plan Participants' Contributions	—	—	7	4
Benefits Paid	(191)	(199)	(33)	(34)
Fair Value of Plan Assets at End of Plan Year	2,825	2,431	—	—
Funded Status at End of Plan Year	$(297)	$(327)	$(117)	$(118)

(a)	Service cost for each 2019 and 2018 includes capitalized service costs of $3 million.

CSX 2019 Form 10-K p. 81

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

NOTE 9.  Employee Benefit Plans, continued

For qualified plan funding purposes, assets and discounted liabilities are measured in accordance with the Employee Retirement Income Security Act ("ERISA"), as well as other related provisions of the Internal Revenue Code and related regulations. Under these funding provisions and the alternative measurements available thereunder, the Company estimates its unfunded obligation for qualified plans on an annual basis.

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

	Pension Benefits		Post-retirement Benefits
	December	December	December	December
(Dollars in Millions)	2019	2018	2019	2018
Amounts Recorded in Consolidated
Balance Sheets:
Long-term Assets (a)	$25	$13	$—	$—
Current Liabilities	(17)	(16)	(20)	(34)
Long-term Liabilities	(305)	(324)	(97)	(84)
Net Amount Recognized in
Consolidated Balance Sheets	$(297)	$(327)	$(117)	$(118)

(a)	Long-term assets as of December 2019 and 2018 relate to qualified pension plans where assets exceed projected benefit obligations.

The funded status, or amount by which the benefit obligation exceeds the fair value of plan assets, represents a liability. At December 2019, the status of CSX plans with a net liability only is disclosed below. The total fair value of all plan assets as of December 2019 was $2.8 billion, which includes the qualified pension plans with net assets.

	Aggregate
(Dollars in Millions)	Fair Value	Aggregate
Benefit Obligations in Excess of Plan Assets	of Plan Assets	Benefit Obligation
Projected Benefit Obligation	$2,715	$(3,037)
Accumulated Benefit Obligation	2,715	(2,878)

CSX 2019 Form 10-K p. 82

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

	Pension Benefits Fiscal Years			Post-retirement Benefits Fiscal Years
(Dollars in Millions)	2019	2018	2017	2019	2018	2017
Service Cost Included in Labor and Fringe	$31	$32	$36	$1	$2	$2

Interest Cost	103	92	92	2	7	7
Expected Return on Plan Assets	(171)	(176)	(171)	—	—	—
Amortization of Net Loss	30	41	41	—	—	—
Amortization of Prior Service Cost	—	—	—	(7)	(2)	—
Total Income Included in Other Income - Net	(38)	(43)	(38)	(5)	5	7
Net Periodic Benefit (Credit) Expense	$(7)	$(11)	$(2)	$(4)	$7	$9
Restructuring Charge - Non Operating(a)	—	—	60	—	—	13
Settlement (Gain) Loss	—	(1)	11	—	—	—
Total (Credit) Expense	$(7)	$(12)	$69	$(4)	$7	$22

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

Pension settlement (gains) losses were recognized as a result of lump-sum payments to retirees exceeding the sum of the plan’s service and interest cost. The Company recorded an $11 million net settlement loss in 2017, of which a $12 million loss resulted from the retirements of former executives and is reported in restructuring charge - non-operating on the income statement. The other settlement gains in 2018 and 2017 were from one of the Company’s qualified pension plans with insignificant balances and were recorded in other income - net on the income statement.

CSX 2019 Form 10-K p. 83

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

(Dollars in Millions)	Pension Benefits		Post-retirement Benefits
Components of Other Comprehensive	December	December	December	December
Loss (Income)	2019	2018	2019	2018
Recognized in the Balance Sheet
Losses (Gains)	$21	$223	$22	$(112)
Expense (Income) Recognized in the Income Statement
Amortization of Net Losses (a)	$30	$41	$—	$—
Settlement (Gain) Loss	—	(1)	—	—
Amortization of Prior Service Costs	—	—	(7)	(2)

(a)	Amortization of net losses estimated to be expensed for 2020 is approximately $57 million for pension benefits.

As of December 2019, the balances to be amortized related to the Company's pension obligations is a pre-tax loss of $879 million and related to post-retirement obligations is a pre-tax gain of $74 million. These amounts are included in accumulated other comprehensive loss, a component of shareholders’ equity.

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

The Company measures the service cost and interest cost components of the net pension and post-retirement benefits expense by using individual spot rates matched with separate cash flows for each future year.

CSX 2019 Form 10-K p. 84

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

NOTE 9.  Employee Benefit Plans, continued

The weighted averages of assumptions used by the Company to value its pension and post-retirement obligations were as follows:

	Pension Benefits		Post-retirement Benefits
	2019	2018	2019	2018
Expected Long-term Return on Plan Assets:
Benefit Cost for Current Plan Year	6.75%	6.75%	N/A	N/A
Benefit Cost for Subsequent Plan Year	6.75%	6.75%	N/A	N/A

Discount Rates:
Benefit Cost for Plan Year
Service Cost for Plan Year	4.40%	3.74%	4.14%	4.14%	(a)
Interest Cost for Plan Year	3.87%	3.15%	3.51%	3.45%	(a)
Benefit Obligation at End of Plan Year	3.13%	4.24%	2.87%	3.98%

Salary Scale Inflation	4.60%	4.60%	N/A	N/A

(a)
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

Other Plans
Under collective bargaining agreements, the Company participates in a multi-employer benefit plan, which provides certain post-retirement health care and life insurance benefits to eligible contract employees. Premiums under this plan are expensed as incurred and amounted to $26 million, $30 million and $40 million in 2019, 2018 and 2017, respectively.

The Company maintains savings plans for virtually all full-time salaried employees and certain employees covered by collective bargaining agreements. Expense associated with these plans was $41 million, $41 million and $39 million for 2019, 2018 and 2017, respectively, and is included in labor and fringe expense on the consolidated income statement.
CSX 2019 Form 10-K p. 85

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

NOTE 10.  Debt and Credit Agreements

Debt at December 2019 and December 2018 is shown in the table below. For information regarding the fair value of debt, see Note 13, Fair Value Measurements.

	Maturity at December	Average Interest Rates at December	December	December
(Dollars in Millions)	2019	2019	2019	2018
Notes	2020-2068	4.4%	$16,056	$14,558
Equipment Obligations(a)	2020-2023	6.3%	178	195
Finance Leases	2020-2026	15.0%	4	4
Subtotal Long-term Debt (including current portion)			$16,238	$14,757
Less Debt Due within One Year			(245)	(18)
Long-term Debt (excluding current portion)			$15,993	$14,739

(a) Equipment obligations are secured by an interest in certain railroad equipment.

Debt Issuance & Early Redemption of Long-term Debt
CSX issued the following notes which are included in the consolidated balance sheets under long-term debt and may be redeemed by the Company at any time, subject to payment of certain make-whole premiums:

•
On September 12, 2019, issued $400 million of 2.40% notes due 2030 and $600 million of 3.35% notes due 2049. On October 15, 2019, a portion of the net proceeds was used to fully redeem CSX’s outstanding $500 million of 3.70% notes that otherwise would have matured on October 30, 2020.

•	On February 28, 2019, issued $600 million of 4.25% notes due 2029, which was a reopening of existing notes originally issued in November 2018, and $400 million of 4.50% notes due 2049.

•	On November 15, 2018, issued $350 million of 4.25% notes due 2029 and $650 million of 4.75% notes due 2048.

•	On February 20, 2018, issued $800 million of 3.80% notes due 2028, $850 million of 4.30% notes due 2048, and $350 million of 4.65% notes due 2068.

The net proceeds from debt issuances were used for general corporate purposes, which may include repurchases of CSX's common stock, capital investment, working capital requirements, improvements in productivity and other cost reductions at the Company’s major transportation units.

CSX 2019 Form 10-K p. 86

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

NOTE 10.  Debt and Credit Agreements, continued

Long-term Debt Maturities (Net of Discounts, Premiums and Issuance Costs)

(Dollars in Millions)	Maturities at
Fiscal Years Ending	December 2019
2020	$245
2021	401
2022	162
2023	639
2024	551
Thereafter	14,240
Total Long-term Debt Maturities, including current portion	$16,238

Credit Facilities
In March 2019, CSX replaced its existing $1.0 billion unsecured, revolving credit facility with a new $1.2 billion unsecured, revolving credit facility backed by a diverse syndicate of banks. The new facility allows same-day borrowings at floating interest rates, based on LIBOR or an agreed-upon replacement, plus a spread that depends upon CSX's senior unsecured debt ratings. LIBOR is the London Interbank Offered Rate which is a daily reference rate based on the interest rates at which banks offer to lend unsecured funds. This facility expires in March 2024, and as of December 31, 2019, the Company had no outstanding balances under this facility.

Commitment fees and interest rates payable under the facility were similar to fees and rates available to comparably rated investment-grade borrowers. As of December 31, 2019, CSX was in compliance with all covenant requirements under the facility.

Commercial Paper
Under its commercial paper program, which is backed by the revolving credit facility, the Company may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $1.0 billion. Proceeds from issuances of the notes are expected to be used for general corporate purposes. At December 31, 2019, the Company had no commercial paper outstanding.

CSX 2019 Form 10-K p. 87

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

	Fiscal Years
(Dollars in millions)	2019	2018	2017

Chemicals	$2,343	$2,339	$2,210
Agricultural and Food Products	1,410	1,306	1,262
Automotive	1,236	1,267	1,195
Forest Products	878	850	755
Metals and Equipment	741	769	703
Minerals	550	518	477
Fertilizers	431	442	466
Total Merchandise	7,589	7,491	7,068

Coal	2,070	2,246	2,107

Intermodal	1,760	1,931	1,799

Other	518	582	434
Total	$11,937	$12,250	$11,408

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

CSX 2019 Form 10-K p. 88

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

Other revenue is comprised of revenue from regional subsidiary railroads and incidental charges, including demurrage and switching. It is recorded upon completion of the service and accounts for an immaterial percentage of the Company’s total revenue. Revenue from regional subsidiary railroads includes shipments by railroads that the Company does not directly operate. Demurrage represents charges assessed when freight cars are held by a customer beyond a specified period of time. Switching represents charges assessed when a railroad switches cars for a customer or another railroad.

During 2019, 2018 and 2017, revenue recognized from performance obligations related to prior periods (for example, due to changes in transaction price), was not material.

Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to future reporting periods for freight services started but not completed at the reporting date. This includes the unearned portion of billed and unbilled amounts for cancellable freight shipments in transit. The Company expects to recognize the unearned portion of revenue for freight services in transit within one week of the reporting date. As of December 31, 2019, remaining performance obligations were not material.

Contract Balances and Accounts Receivable
The timing of revenue recognition, billings and cash collections results in accounts receivable and customer advances and deposits (contract liabilities) on the consolidated balance sheets. Contract assets, contract liabilities and deferred contract costs recorded on the consolidated balance sheet as of December 31, 2019 were not material.

CSX 2019 Form 10-K p. 89

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

NOTE 11. Revenues, continued

The Company’s accounts receivable - net consists of freight and non-freight receivables, reduced by an allowance for doubtful accounts.

(Dollars in millions)	December 31, 2019	December 31, 2018

Freight Receivables	$790	$846
Freight Allowance for Doubtful Accounts	(21)	(18)
Freight Receivables, net	769	828

Non-Freight Receivables	226	190
Non-Freight Allowance for Doubtful Accounts	(9)	(8)
Non-Freight Receivables, net	217	182
Total Accounts Receivable, net	$986	$1,010

Freight receivables include amounts earned, billed and unbilled, and currently due from customers for transportation-related services. Non-freight receivables include amounts billed and unbilled and currently due related to government reimbursement receivables and other non-revenue receivables. The Company maintains an allowance for doubtful accounts to provide for the estimated amount of receivables that will not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience, the age of outstanding receivables and economic conditions. Impairment losses recognized on the Company’s accounts receivable were not material in 2019 and 2018.

NOTE 12.  Income Taxes

Earnings before income taxes of $4.3 billion, $4.3 billion and $3.1 billion for fiscal years 2019, 2018 and 2017, respectively, represent earnings from domestic operations. The breakdown of income tax expense between current and deferred is as follows:

	Fiscal Years
(Dollars in Millions)	2019	2018	2017
Current:
Federal	$608	$572	$787
State	104	144	117
Subtotal Current	712	716	904

Deferred:
Federal	235	275	(3,277)
State	38	4	44
Subtotal Deferred	273	279	(3,233)
Total	$985	$995	$(2,329)

CSX 2019 Form 10-K p. 90

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

NOTE 12.  Income Taxes, continued

The Company recorded a 2019 income tax benefit of $77 million primarily as a result of the additional tax benefit associated with vesting of share-based awards, the settlement of certain state tax matters, federal and state legislative change, and a change in the valuation of deferred taxes as a result of filing the 2018 tax returns.

The Company recorded a 2018 income tax benefit of $62 million primarily as a result of the additional tax benefit associated with vesting of share-based awards, state legislative changes, the settlement of certain state tax matters and a change in the valuation of deferred taxes as a result of filing the 2017 tax returns.
With the enactment of the Tax Cuts and Jobs Act (the "Act" or "tax reform") on December 22, 2017, the Company's 2017 financial results included a $3.5 billion, or $3.81 per share, non-cash reduction in income tax expense, primarily resulting from revaluing the Company's net deferred tax liabilities to reflect the enacted 21% federal corporate tax rate effective January 1, 2018. During third quarter 2018, the Company filed its 2017 Federal Income Tax return which resulted in an immaterial adjustment to the deferred tax liability and tax expense. Accordingly, the Company's accounting for the federal rate reduction under the the Act is now complete.

The Company's affiliates also revalued their deferred tax liabilities to reflect the lower federal corporate tax rate, which resulted in the Company recognizing a benefit in 2017 of $142 million, or $0.10 per share after-tax, in equity earnings of affiliates, which is included in operating income. (See additional discussion over equity earnings of affiliates in Note 15, Related Parties and Affiliates.)

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

Income tax expense reconciled to the tax computed at statutory rates is presented in the following table.

	Fiscal Years
(Dollars In Millions)	2019		2018		2017

Federal Income Taxes	$906	21.0%	$904	21.0%	$1,100	35.0%
State Income Taxes	108	2.5%	112	2.6%	102	3.2%
Deferred Tax Rate Change	—	—%	—	—%	(3,506)	(111.6)%
Other	(29)	(0.7)%	(21)	(0.5)%	(25)	(0.8)%
Income Tax (Benefit) Expense/Rate	$985	22.8%	$995	23.1%	$(2,329)	(74.2)%

CSX 2019 Form 10-K p. 91

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

NOTE 12.  Income Taxes, continued

The primary factors in the change in year-end net deferred income tax liability balances include the annual provision for deferred income tax expense and accumulated other comprehensive income/loss. The significant components of deferred income tax assets and liabilities include:

	2019		2018
(Dollars in Millions)	Assets	Liabilities	Assets	Liabilities
Pension Plans	$71	$—	$79	$—
Other Employee Benefit Plans	127	—	146	—
Accelerated Depreciation	—	7,020	—	6,799
Other	426	565	529	645
Total	$624	$7,585	$754	$7,444
Net Deferred Income Tax Liabilities		$6,961		$6,690

The Company files a consolidated federal income tax return, which includes its principal domestic subsidiaries. CSX and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. CSX participated in a contemporaneous IRS audit of tax years 2019 and 2018. Federal examinations of original federal income tax returns for all years through 2017 are resolved.

As of December 2019, 2018 and 2017, the Company had approximately $13 million, $12 million and $24 million, respectively, of total unrecognized tax benefits as a result of uncertain tax positions. Net tax benefits of $10 million, $9 million and $19 million in 2019, 2018 and 2017, respectively, could favorably impact the effective income tax rate in each year. The Company does not expect that unrecognized tax benefits as of December 2019 for various state and federal income tax matters will significantly change over the next 12 months. The final outcome of these uncertain tax positions is not yet determinable. There were no material changes to the total gross unrecognized tax benefits and prior year audit resolutions of the Company during the fiscal year ended December 2019.

CSX’s continuing practice is to recognize net interest and penalties related to income tax matters in income tax expense. Included in the consolidated income statements is expense of $1 million in 2019, a benefit of $3 million in 2018, and expense of $3 million in 2017 for changes to reserves for interest and penalties for all prior year tax positions. The Company had $2 million, $2 million and $6 million accrued for interest and penalties at 2019, 2018 and 2017, respectively, for all prior year tax positions.

CSX 2019 Form 10-K p. 92

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

CSX 2019 Form 10-K p. 93

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

NOTE 13.  Fair Value Measurements, continued

The Company's investment assets are carried at fair value on the consolidated balance sheets as summarized in the following table. All of the inputs used to determine the fair value of the Company's investments are Level 2 inputs. The amortized cost basis of these investments was $1.1 billion and $340 million as of December 31, 2019 and December 31, 2018, respectively.

	Fiscal Years
	2019	2018
(Dollars in Millions)	Level 2	Level 2
Certificates of Deposit and Commercial Paper	$989	$250
Corporate Bonds	59	56
Government Securities	36	35
Total investments at fair value	$1,084	$341

These investments have the following maturities and are represented on the consolidated balance sheet within short-term investments for investments with maturities of less than one year, and other long-term assets for investments with maturities of one year and greater:

(Dollars in Millions)	December 2019	December 2018
Less than 1 year	$996	$253
1 - 5 years	10	14
5 - 10 years	25	26
Greater than 10 years	53	48
Total investments at fair value	$1,084	$341

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

CSX 2019 Form 10-K p. 94

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

NOTE 13.  Fair Value Measurements, continued

The fair value and carrying value of the Company's long-term debt is as follows:

(Dollars in Millions)	December 2019	December 2018
Long-term Debt (Including Current Maturities):
Fair Value	$18,503	$14,914
Carrying Value	16,238	14,757

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

CSX 2019 Form 10-K p. 95

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

NOTE 13.  Fair Value Measurements, continued

The pension plan assets at fair value by level, within the fair value hierarchy, as of calendar plan years 2019 and 2018 are shown in the table below. For additional information related to pension assets, see Note 9, Employee Benefit Plans.

	Fiscal Years
	2019			2018
(Dollars in Millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Common Stock	$823	$—	$823	$750	$—	$750
Mutual funds	78	—	78	7	—	7
Cash and cash equivalents	229	—	229	3	—	3
Corporate bonds	—	588	588	—	537	537
Government securities	—	217	217	—	149	149
Asset-backed securities	—	8	8	—	10	10
Derivatives and other	—	9	9	—	5	5
Total investments in the fair value hierarchy	$1,130	$822	$1,952	$760	$701	$1,461
Investments measured at net asset value (a)	n/a	n/a	$873	n/a	n/a	$970
Investments at fair value	$1,130	$822	$2,825	$760	$701	$2,431

(a) Investments measured at net asset value represent certain investments that have been measured at net asset value per share (or its equivalent) and thus are not classified in the fair value hierarchy. In accordance with ASC 820, Fair Value Measurements, the fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the pension assets disclosed in Note 9, Employee Benefit Plans.

NOTE 14.  Other Income - Net

The Company derives income from items that are not considered operating activities. Income from these items is reported net of related expense. All components of net periodic pension and post-retirement benefit costs, excluding service cost, are included in other income - net on the consolidated income statement. Miscellaneous income (expense) may fluctuate due to timing and includes investment gains, losses and interest income as well as other non-operating activities.

Interest income increased from 2018 to 2019, and from 2017 to 2018, primarily as a result of higher average investment balances. Miscellaneous expense in 2019 includes $10 million of costs associated with the early redemption of long-term debt. Other income – net consisted of the following:

	Fiscal Years
(Dollars in Millions)	2019	2018	2017
Net Periodic Pension and Post-retirement Benefit Credit (a)	$43	$38	$32
Interest Income	48	32	13
Miscellaneous (Expense) Income	(3)	4	8
Total Other Income - Net	$88	$74	$53

(a) Excludes the service cost component of net periodic benefit cost.

CSX 2019 Form 10-K p. 96

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

NOTE 15.  Related Parties and Affiliates

Conrail
Through a limited liability company, CSX and Norfolk Southern Corporation (“NS”) jointly own Conrail. CSX has a 42% economic interest and 50% voting interest in the jointly-owned entity, and NS has the remainder of the economic and voting interests. CSX's investment of $982 million is included on the consolidated balance sheet as investment in Conrail. Pursuant to the Investments-Equity Method and Joint Venture Topic in the ASC, CSX applies the equity method of accounting to its investment in Conrail.

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

(Dollars in Millions)	Conrail Shared
Years	Asset Agreement
2020	$29
2021	29
2022	29
2023	29
2024	22
Thereafter	—
Total	$138

Also, included in equity earnings of affiliates are CSX’s 42 percent share of Conrail’s income and its amortization of the fair value write-up arising from the acquisition of Conrail and certain other adjustments. The amortization primarily represents the additional after-tax depreciation expense related to the write-up of Conrail’s fixed assets when the original purchase price, from the 1997 acquisition of Conrail, was allocated based on fair value. This write-up of fixed assets resulted in a difference between CSX's investment in Conrail and its share of Conrail's underlying net equity, which is $339 million as of December 2019.

CSX 2019 Form 10-K p. 97

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

	Fiscal Years
(Dollars in Millions)	2019	2018	2017
Rents, fees and services	$119	$117	$120
Purchase price amortization and other	4	4	4
Equity earnings of Conrail	(42)	(43)	(58)
Total Conrail Expense	$81	$78	$66

As required by the Related Party Disclosures Topic in the ASC, the Company has identified amounts below owed to Conrail, or its subsidiaries, representing liabilities under the operating, equipment and shared area agreements with Conrail. In 2014, the Company executed two promissory notes with a subsidiary of Conrail which were included in long-term debt on the consolidated balance sheets. Interest expense from these promissory notes was $6 million in each 2019, 2018 and 2017.

	December	December
(Dollars in Millions)	2019	2018
Balance Sheet Information:
CSX accounts payable to Conrail	$213	$153
Promissory notes payable to Conrail subsidiary
2.89% CSX promissory note due October 2044	73	73
2.89% CSXT promissory note due October 2044	151	151

TTX Company
TTX Company ("TTX") is a privately-held corporation engaged in the business of providing its owner-railroads with standardized fleets of intermodal, automotive and general use railcars at time and mileage rates. CSX owns about 20 percent of TTX's common stock, and the remaining is owned by the other leading North American railroads and their affiliates. CSX's investment in TTX is $743 million and is included in affiliates and other companies in the consolidated balance sheet. Pursuant to the Investments-Equity Method topic in the ASC, CSX applies the equity method of accounting to its investment in TTX.

CSX 2019 Form 10-K p. 98

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

	Fiscal Years
(Dollars in Millions)	2019	2018	2017
Income statement information:
Car hire rents	$223	$223	$237
Equity earnings of TTX	(56)	(60)	(157)
Total TTX expense	$167	$163	$80

	December	December
Balance sheet information:	2019	2018
CSX payable to TTX	$34	$36

Tax Reform Effect on Equity Earnings of Affiliates
Due to the enactment of tax reform, the Company recognized a benefit in 2017 of $142 million, or $0.10 per share after-tax, in its equity earnings of affiliates. This benefit was primarily the result of the Company's affiliates (primarily TTX and Conrail) revaluing their deferred tax liabilities to reflect the lower federal corporate tax rate, which favorably impacted their net earnings for 2017. See additional discussion of tax reform in Note 12, Income Taxes.

Other Related Party Transactions
On October 17, 2019, the Company repurchased 4.7 million shares for $319 million from MR Argent Advisor LLC, a CSX shareholder. See additional discussion in Note 2, Earnings Per Share.

NOTE 16. Other Comprehensive Income / (Loss)

CSX reports comprehensive earnings or loss in accordance with the Comprehensive Income Topic in the ASC in the consolidated comprehensive income statement. Total comprehensive earnings are defined as all changes in shareholders' equity during a period, other than those resulting from investments by and distributions to shareholders (e.g. issuance of equity securities and dividends). Generally, for CSX, total comprehensive earnings equal net earnings plus or minus adjustments for pension and other post-retirement liabilities. Total comprehensive earnings represent the activity for a period net of tax and were $3.3 billion, $3.1 billion and $5.6 billion for 2019, 2018 and 2017, respectively.

CSX 2019 Form 10-K p. 99

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

NOTE 16. Other Comprehensive Income / (Loss), continued

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

Changes in the AOCI balance by component are shown in the following table. Amounts reclassified in pension and other post-employment benefits to net earnings relate to the amortization of actuarial losses and are included in other income-net on the consolidated income statements. See Note 9. Employee Benefit Plans for further information. Other primarily represents CSX's share of AOCI of equity method investees. Amounts reclassified in other to net earnings are included in equity earnings of affiliates on the consolidated income statements.

	Pension and Other Post-Employment Benefits	Other	Accumulated Other Comprehensive Income (Loss)
(Dollars in millions)
Balance December 30, 2016 - Net of Tax	$(580)	$(60)	$(640)
Other Comprehensive Income (Loss)
Income Before Reclassifications	148	13	161
Amounts Reclassified to Net Earnings	56	2	58
Tax Expense	(64)	(1)	(65)
Total Other Comprehensive Income	140	14	154
Balance December 31, 2017 - Net of Tax	(440)	(46)	(486)
Other Comprehensive Income (Loss)
Reclassification of Stranded Tax Effects (a)	(108)	1	(107)
Loss Before Reclassifications	(111)	(8)	(119)
Amounts Reclassified to Net Earnings	38	(6)	32
Tax Benefit	17	2	19
Total Other Comprehensive Loss	(164)	(11)	(175)
Balance December 31, 2018 - Net of Tax	(604)	(57)	(661)
Other Comprehensive Income (Loss)
Loss Before Reclassifications	(43)	(5)	(48)
Amounts Reclassified to Net Earnings	23	8	31
Tax Benefit	5	(2)	3
Total Other Comprehensive (Loss) Income	(15)	1	(14)
Balance December 31, 2019 - Net of Tax	$(619)	$(56)	$(675)

(a) As the result of a standard update adopted in 2018, certain tax effects stranded in accumulated other comprehensive income as a result of tax reform were reclassified to retained earnings.

CSX 2019 Form 10-K p. 100

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

NOTE 17.  Quarterly Financial Data (Unaudited)

Pursuant to Article 3 of the SEC’s Regulation S-X, the following are selected quarterly financial data:

Fiscal Year Ended December 2019	Quarters
(Dollars in Millions, Except Per Share Amounts)	1st	2nd	3rd	4th	Full Year
Revenue	$3,013	$3,061	$2,978	$2,885	$11,937
Operating Income	1,219	1,305	1,287	1,154	4,965
Net Earnings	834	870	856	771	3,331

Earnings Per Share, Basic	$1.02	$1.08	$1.08	$0.99	$4.18
Earnings Per Share, Assuming Dilution	1.02	1.08	1.08	0.99	4.17

Fiscal Year Ended December 2018
Revenue	$2,876	$3,102	$3,129	$3,143	$12,250
Operating Income	1,044	1,283	1,293	1,249	4,869
Net Earnings	695	877	894	843	3,309

Earnings Per Share, Basic	$0.78	$1.02	$1.05	$1.02	$3.86
Earnings Per Share, Assuming Dilution	0.78	1.01	1.05	1.01	3.84

NOTE 18.  Summarized Consolidating Financial Data

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

CSX 2019 Form 10-K p. 101

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

NOTE 18.  Summarized Consolidating Financial Data, continued

Consolidating Income Statements
(Dollars in Millions)

Fiscal Year Ended December 2019	CSX Corporation	CSX Transportation	Eliminations and Other	CSX Consolidated
Revenue	$—	$11,856	$81	$11,937
Expense	(549)	7,688	(167)	6,972
Operating Income	549	4,168	248	4,965
Equity in Earnings of Subsidiaries	3,505	—	(3,505)	—
Interest Expense	(878)	(42)	183	(737)
Other Income - Net	25	207	(144)	88
Earnings Before Income Taxes	3,201	4,333	(3,218)	4,316
Income Tax Benefit (Expense)	130	(1,009)	(106)	(985)
Net Earnings	$3,331	$3,324	$(3,324)	$3,331

Total Comprehensive Earnings	$3,317	$3,306	$(3,306)	$3,317

Fiscal Year Ended December 2018
Revenue	$—	$12,174	$76	$12,250
Expense	(344)	7,868	(143)	7,381
Operating Income	344	4,306	219	4,869
Equity in Earnings of Subsidiaries	3,580	—	(3,580)	—
Interest Expense	(742)	(39)	142	(639)
Other Income - Net	24	152	(102)	74
Earnings Before Income Taxes	3,206	4,419	(3,321)	4,304
Income Tax Benefit (Expense)	103	(1,036)	(62)	(995)
Net Earnings	$3,309	$3,383	$(3,383)	$3,309

Total Comprehensive Earnings	$3,134	$3,441	$(3,441)	$3,134

Fiscal Year Ended December 2017
Revenue	$—	$11,334	$74	$11,408
Expense	(158)	8,009	(163)	7,688
Operating Income	158	3,325	237	3,720
Equity in Earnings of Subsidiaries	5,810	—	(5,810)	—
Interest Expense	(582)	(29)	65	(546)
Other Income - Net	7	(19)	(20)	(32)
Earnings Before Income Taxes	5,393	3,277	(5,528)	3,142
Income Tax Benefit	78	2,247	4	2,329
Net Earnings	$5,471	$5,524	$(5,524)	$5,471

Total Comprehensive Earnings	$5,625	$5,538	$(5,538)	$5,625

CSX 2019 Form 10-K p. 102

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

NOTE 18.  Summarized Consolidating Financial Data, continued

Consolidating Balance Sheets
(Dollars in Millions)

As of December 31, 2019	CSX Corporation	CSX Transportation	Eliminations and Other	CSX Consolidated
ASSETS
Current Assets:
Cash and Cash Equivalents	$814	$136	$8	$958
Short-term Investments	989	—	7	996
Accounts Receivable - Net	4	969	13	986
Receivable from Affiliates	1,054	7,405	(8,459)	—
Materials and Supplies	—	261	—	261
Other Current Assets	26	30	21	77
Total Current Assets	2,887	8,801	(8,410)	3,278
Properties	1	42,110	2,989	45,100
Accumulated Depreciation	(1)	(11,199)	(1,732)	(12,932)
Properties - Net	—	30,911	1,257	32,168
Investments in Conrail	—	—	982	982
Affiliates and Other Companies	(39)	923	13	897
Investment in Consolidated Subsidiaries	34,528	—	(34,528)	—
Right of Use Lease Asset	—	514	18	532
Other Long-term Assets	3	629	(232)	400
Total Assets	$37,379	$41,778	$(40,900)	$38,257
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$153	$830	$60	$1,043
Labor and Fringe Benefits Payable	38	386	65	489
Payable to Affiliates	9,552	574	(10,126)	—
Casualty, Environmental and Other Reserves	—	87	13	100
Current Maturities of Long-term Debt	—	245	—	245
Income and Other Taxes Payable	(286)	340	15	69
Other Current Liabilities	—	192	13	205
Total Current Liabilities	9,457	2,654	(9,960)	2,151
Casualty, Environmental and Other Reserves	—	169	36	205
Long-term Debt	15,534	459	—	15,993
Deferred Income Taxes - Net	(152)	6,827	286	6,961
Long-term Lease Liability	—	481	12	493
Other Long-term Liabilities	692	215	(316)	591
Total Liabilities	25,531	10,805	(9,942)	26,394
Shareholders' Equity:
Common Stock, $1 Par Value	773	181	(181)	773
Other Capital	346	5,096	(5,096)	346
Retained Earnings	11,404	25,646	(25,646)	11,404
Accumulated Other Comprehensive Loss	(675)	35	(35)	(675)
Noncontrolling Minority Interest	—	15	—	15
Total Shareholders' Equity	11,848	30,973	(30,958)	11,863
Total Liabilities and Shareholders' Equity	$37,379	$41,778	$(40,900)	$38,257

CSX 2019 Form 10-K p. 103

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
Shareholders' Equity
Common Stock, $1 Par Value	818	181	(181)	818
Other Capital	249	5,096	(5,096)	249
Retained Earnings	12,157	23,322	(23,322)	12,157
Accumulated Other Comprehensive Loss	(661)	53	(53)	(661)
Noncontrolling Minority Interest	—	17	—	17
Total Shareholders' Equity	12,563	28,669	(28,652)	12,580
Total Liabilities and Shareholders' Equity	$34,046	$38,874	$(36,191)	$36,729

CSX 2019 Form 10-K p. 104

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

NOTE 18.  Summarized Consolidating Financial Data, continued

Consolidating Cash Flow Statements
(Dollars in Millions)

Fiscal Year Ended December 2019	CSX Corporation	CSX Transportation	Eliminations and Other	CSX Consolidated
Operating Activities
Net Cash Provided by (Used in) Operating Activities	$3,440	$2,272	$(862)	$4,850

Investing Activities
Property Additions	—	(1,506)	(151)	(1,657)
Purchases of Short-term Investments	(2,838)	—	—	(2,838)
Proceeds from Sales of Short-term Investments	2,105	—	3	2,108
Proceeds from Property Dispositions	—	254	—	254
Other Investing Activities	15	10	6	31
Net Cash Used in Investing Activities	(718)	(1,242)	(142)	(2,102)

Financing Activities
Long-term Debt Issued	2,000	—	—	2,000
Long-term Debt Repaid	(500)	(18)	—	(518)
Dividends Paid	(763)	(1,000)	1,000	(763)
Shares Repurchased	(3,373)	—	—	(3,373)
Other Financing Activities	12	(6)	—	6
Net Cash (Used in) Provided by Financing Activities	(2,624)	(1,024)	1,000	(2,648)
Net Increase in Cash and Cash Equivalents	98	6	(4)	100
Cash and Cash Equivalents at Beginning of Period	716	130	12	858
Cash and Cash Equivalents at End of Period	$814	$136	$8	$958

CSX 2019 Form 10-K p. 105

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

NOTE 18.  Summarized Consolidating Financial Data, continued

Consolidating Cash Flow Statements
(Dollars in Millions)

Fiscal Year Ended December 2018	CSX Corporation	CSX Transportation	Eliminations and Other	CSX Consolidated
Operating Activities
Net Cash Provided by (Used in) Operating Activities	$3,182	$1,657	$(198)	$4,641

Investing Activities
Property Additions	—	(1,580)	(165)	(1,745)
Purchases of Short-term Investments	(734)	—	(2)	(736)
Proceeds from Sales of Short-term Investments	485	—	20	505
Proceeds from Property Dispositions	—	319	—	319
Other Investing Activities	(4)	638	(661)	(27)
Net Cash Used in Investing Activities	(253)	(623)	(808)	(1,684)

Financing Activities
Long-term Debt Issued	3,000	—	—	3,000
Long-term Debt Repaid	—	(19)	—	(19)
Dividends Paid	(751)	(1,000)	1,000	(751)
Shares Repurchased	(4,671)	—	—	(4,671)
Other Financing Activities	(65)	(6)	12	(59)
Net Cash (Used in) Provided by Financing Activities	(2,487)	(1,025)	1,012	(2,500)
Net Decrease in Cash and Cash Equivalents	442	9	6	457
Cash and Cash Equivalents at Beginning of Period	274	121	6	401
Cash and Cash Equivalents at End of Period	$716	$130	$12	$858
CSX 2019 Form 10-K p. 106

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

NOTE 18.  Summarized Consolidating Financial Data, continued

Consolidating Cash Flow Statements
(Dollars in Millions)

Fiscal Year Ended December 2017	CSX Corporation	CSX Transportation	Eliminations and Other	CSX Consolidated
Operating Activities
Net Cash Provided by (Used in) Operating Activities	$1,719	$2,112	$(359)	$3,472

Investing Activities
Property Additions	—	(1,848)	(192)	(2,040)
Purchases of Short-term Investments	(774)	—	(8)	(782)
Proceeds from Sales of Short-term Investments	1,190	—	3	1,193
Proceeds from Property Dispositions	—	97	—	97
Other Investing Activities	(2)	94	(55)	37
Net Cash Provided by (Used in) Investing Activities	414	(1,657)	(252)	(1,495)

Financing Activities
Long-term Debt Issued	850	—	—	850
Long-term Debt Repaid	(313)	(20)	—	(333)
Dividends Paid	(708)	(600)	600	(708)
Shares Repurchased	(1,970)	—	—	(1,970)
Other Financing Activities	(23)	5	—	(18)
Net Cash (Used in) Provided by Financing Activities	(2,164)	(615)	600	(2,179)
Net (Decrease) Increase in Cash and Cash Equivalents	(31)	(160)	(11)	(202)
Cash and Cash Equivalents at Beginning of Period	305	281	17	603
Cash and Cash Equivalents at End of Period	$274	$121	$6	$401

CSX 2019 Form 10-K p. 107

CSX CORPORATION
PART II

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
As of December 31, 2019, under the supervision and with the participation of CSX's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that, as of December 31, 2019, the Company's disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in CSX’s periodic SEC reports.

Management's Report on Internal Control over Financial Reporting
CSX’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the management of CSX, including CSX’s CEO and CFO, CSX conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which is also referred to as COSO. Based on that evaluation, management of CSX concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019. Management's assessment of the effectiveness of internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

The Company’s internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

CSX 2019 Form 10-K p. 108

CSX CORPORATION
PART II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of CSX Corporation

Opinion on Internal Control Over Financial Reporting

We have audited CSX Corporation’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, CSX Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of CSX Corporation as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, cash flows, and changes in shareholders’ equity for each of the three years in the period ended December 31, 2019, and the related notes of the Company and our report dated February 12, 2020 expressed an unqualified opinion thereon.

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

CSX 2019 Form 10-K p. 109

CSX CORPORATION
PART II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, continued

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
February 12, 2020

CSX 2019 Form 10-K p. 110

CSX CORPORATION
PART II

Changes in Internal Control over Financial Reporting
There were no material changes in the Company’s internal control over financial reporting.

Item 9B.  Other Information
None

PART III

Item 10.  Directors, Executive Officers of the Registrant and Corporate Governance
In accordance with Instruction G(3) of Form 10-K, the information required by this item is incorporated herein by reference to the Proxy Statement. The Proxy Statement will be filed not later than April 30, 2020 with respect to the 2020 annual meeting of shareholders, except for the information regarding the executive officers of the Company. Information regarding executive officers is included in Part I of this report under the caption "Executive Officers of the Registrant."

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules
(a)(1) Financial Statements

See Index to Consolidated Financial Statements on page	44.
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

CSX 2019 Form 10-K p. 111

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
September 2, 2004, Exhibit 2.1, Form 8-K
3.1	Amended and Restated Articles of Incorporation of CSX Corporation, effective as of October 7, 2015	October 9, 2015, Exhibit 3.1, Form 8-K
3.2	Amended and Restated Bylaws of CSX Corporation, effective as of July 7, 2017	July 11, 2017, Exhibit 3.1, Form 8-K
Instruments Defining the Rights of Security Holders, Including Debentures:
4.1(a)(P)	Indenture, dated August 1, 1990, between the Registrant and The Chase Manhattan Bank, as Trustee	September 7, 1990, Form SE
4.1(b)(P)	First Supplemental Indenture, dated as of June 15, 1991, between the Registrant and The Chase Manhattan Bank, as Trustee	May 28, 1992, Exhibit 4(c), Form SE
4.1(c)	Second Supplemental Indenture, dated as of May 6, 1997, between the Registrant and The Chase Manhattan Bank, as Trustee	June 5, 1997, Exhibit 4.3, Form S-4 (Registration No. 333-28523)
4.1(d)	Third Supplemental Indenture, dated as of April 22, 1998, between the Registrant and The Chase Manhattan Bank, as Trustee	May 12, 1998, Exhibit 4.2, Form 8-K
4.1(e)	Fourth Supplemental Indenture, dated as of October 30, 2001, between the Registrant and The Chase Manhattan Bank, as Trustee	November 7, 2001, Exhibit 4.1, Form 10-Q
4.1(f)	Fifth Supplemental Indenture, dated as of October 27, 2003 between the Registrant and The Chase Manhattan Bank, as Trustee	October 27, 2003, Exhibit 4.1, Form 8-K
4.1(g)	Sixth Supplemental Indenture, dated as of September 23, 2004 between the Registrant and JP Morgan Chase Bank, formerly The Chase Manhattan Bank, as Trustee	November 3, 2004, Exhibit 4.1, Form 10-Q
4.1(h)	Seventh Supplemental Indenture, dated as of April 25, 2007, between the Registrant and The Bank of New York (as successor to JP Morgan Chase Bank), as Trustee	April 26, 2007, Exhibit 4.4, Form 8-K
4.1(i)	Eighth Supplemental Indenture, dated as of March 24, 2010, between the Registrant and The Bank of New York Mellon(as successor to JP Morgan Chase Bank), as Trustee	April 19, 2010, Exhibit 4.1, Form 10-Q
4.2	Description of Common Stock	July 19, 2018 Form 8-K
Material Contracts:
10.1**	CSX Directors’ Pre-2005 Deferred Compensation Plan (as amended through January 8, 2008)	February 22, 2008, Exhibit 10.2, Form 10-K
10.2**	CSX Directors’ Deferred Compensation Plan effective January 1, 2005	February 22, 2008, Exhibit 10.3, Form 10-K
10.3**	CSX Directors' Charitable Gift Plan, as amended	March 4, 1994, Exhibit 10.4, Form 10-K
10.4**	CSX Directors' Matching Gift Plan (as amended through February 9, 2011)	March 4, 1994, Exhibit 10.5, Form 10-K

CSX 2019 Form 10-K p. 112

CSX CORPORATION
PART IV

Exhibit designation	Nature of exhibit	Previously filed as exhibit to
10.5**	Special Retirement Plan of CSX Corporation and Affiliated Companies (as amended through February 14, 2001)	March 4, 2002, Exhibit 10.23, Form 10-K
10.6**	Supplemental Retirement Benefit Plan of CSX Corporation and Affiliated Companies (as amended through February 14, 2001)	March 4, 2002, Exhibit 10.24, Form 10-K
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
June 11, 1999, Exhibit 10.7, Form 8-K

CSX 2019 Form 10-K p. 113

CSX CORPORATION
PART IV

Exhibit designation	Nature of exhibit	Previously filed as exhibit to
10.17
Tax Allocation Agreement, dated as of August 27, 2004, by and among CSX Corporation, Norfolk Southern Corporation, Green Acquisition Corp., Conrail Inc., Consolidated Rail Corporation, New York Central Lines LLC and Pennsylvania Lines LLC
September 2, 2004, Exhibit 10.2, Form 8-K
10.18**	CSX Stock and Incentive Award Plan	May 7, 2010, Exhibit 10.1, Form 8-K
10.19**	Restricted Stock Award Agreement with Frank A. Lonegro	February 16, 2016, Exhibit 10.5, Form 8-K
10.20**	CSX Executives' Deferred Compensation Plan (as amended and restated effective January 1, 2017)	October 12, 2016, Exhibit 10.1, Form 10-Q
10.21**	CSX 2017-2019 Long Term Incentive Plan, effective as of February 22, 2017	February 27, 2017 Exhibit 10.1, Form 8-K
10.22**	CSX Section 16 Officer Severance Benefit Plan, effective as of February 22, 2017	February 27, 2017 Exhibit 10.4, Form 8-K
10.23**	Employment Agreement, effective as of January 8, 2018, between CSX Corporation and Edmond L. Harris	January 12, 2018 Exhibit 10.1, Form 8-K
10.24**	Employment Agreement, effective as of March 29, 2017, between CSX Corporation and Mark K. Wallace	February 7, 2018 Exhibit 10.41, Form 10-K
10.25**	Employment Agreement, effective as of December 22, 2017, between CSX Corporation and James M. Foote	February 7, 2018 Exhibit 10.42, Form 10-K
10.26**	Form of Change of Control Agreement, effective February 7, 2018	February 7, 2018 Exhibit 10.43, Form 10-K
10.27**	CSX 2018-2020 Long-Term Incentive Plan	February 12, 2018 Exhibit 10.1, Form 8-K
10.28**	CSX 2019-2021 Long-Term Incentive Plan	February 12, 2019 Exhibit 10.1, Form 8-K
10.29**	Form of 2019 Stock Option Agreement	February 12, 2019 Exhibit 10.2, Form 8-K
10.30	$1,200,000,000 Five-Year Revolving Credit Agreement, dated as of March 29, 2019, among CSX Corporation, as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent	April 3, 2019 Exhibit 10.1, Form 8-K
10.31**	CSX 2019 Stock and Incentive Award Plan (incorporated by reference to Appendix A to the registrant’s Definitive Proxy Statement on Schedule 14A filed March 22, 2019)	May 8, 2019 Exhibit 10.1, Form 8-K
10.32**	Employment Separation Agreement and Release, dated as of June 4, 2019, between CSX Corporation and Frank A. Lonegro	June 4, 2019 Exhibit 10.1, Form 8-K/A
10.33**	Amendment to Employment Agreement, effective as of October 8, 2019, between CSX Corporation and Edmond L. Harris	October 8, 2019 Exhibit 10.1, Form 8-K
Officer certifications:
31*	Rule 13a-14(a) Certifications
32*	Section 1350 Certifications
Interactive data files:

CSX 2019 Form 10-K p. 114

CSX CORPORATION
PART IV

Exhibit designation	Nature of exhibit	Previously filed as exhibit to
101*
The following financial information from CSX Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 12, 2020, formatted in XBRL includes: (i) Consolidated Income Statements for the fiscal periods ended December 31, 2019, December 31, 2018, and December 31, 2017, (ii) Consolidated Comprehensive Income Statements for the fiscal periods ended December 31, 2019, December 31, 2018, and December 31, 2017, (iii) Consolidated Balance Sheets at December 31, 2019 and December 31, 2018, (iv) Consolidated Cash Flow Statements for the fiscal periods ended December 31, 2019, December 31, 2018 and December 31, 2017, (v) Consolidated Statements of Changes in Shareholders' Equity for the fiscal periods ended December 31, 2019, December 31, 2018 and December 31, 2017, and (vi) the Notes to Consolidated Financial Statements.

Other exhibits:
21*	Subsidiaries of the Registrant
23*	Consent of Independent Registered Public Accounting Firm
24*	Powers of Attorney

* Filed herewith
** Management Contract or Compensatory Plan or Arrangement
(P) This Exhibit has been paper filed and is not subject to Item 601 of Reg S-K for hyperlinks.
Note: Items not filed herewith have been submitted in previous SEC filings.

CSX 2019 Form 10-K p. 115

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSX CORPORATION
(Registrant)

By:   /s/ ANGELA C. WILLIAMS
Angela C. Williams
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Dated: February 12, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 12, 2020.

Signature	Title

/s/ JAMES M. FOOTE	President, Chief Executive Officer and Director
James M. Foote	(Principal Executive Officer)

/s/ KEVIN S. BOONE	Executive Vice President and Chief Financial
Kevin S. Boone	Officer (Principal Financial Officer)

/s/ ANGELA C. WILLIAMS	Vice President and Chief Accounting Officer
Angela C. Williams	(Principal Accounting Officer)

/s/ NATHAN D. GOLDMAN	Executive Vice President and Chief Legal Officer, Corporate Secretary
Nathan D. Goldman	*Attorney-in-Fact

CSX 2019 Form 10-K p. 116

SIGNATURES

Signature	Title

*	Chairman of the Board and Director
John J. Zillmer

*	Director
Donna M. Alvarado

*	Director
Pamela L. Carter

*	Director
Steven T. Halverson

*	Director
Paul C. Hilal

*	Director
John D. McPherson

*	Director
David M. Moffett

*	Director
Linda H. Riefler

*	Director
Suzanne M. Vautrinot

*	Director
J. Steven Whisler

CSX 2019 Form 10-K p. 117