Form 10-Q
period 2020-03-31
CSX CORP
filed 2020-04-23
CIK 277948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(☒)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
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
Yes (X) No ( )
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company (as defined in Exchange Act Rule 12b-2).
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
Yes (☐) No (X)
There were 765,465,894 shares of common stock outstanding on March 31, 2020 (the latest practicable date that is closest to the filing date).

CSX Q1 2020 Form 10-Q p.1

CSX CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

CSX Q1 2020 Form 10-Q p.2

CSX CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED INCOME STATEMENTS (Unaudited)
(Dollars in millions, except per share amounts)

	First Quarters
	2020	2019

Revenue	$2,855	$3,013
Expense
Labor and Fringe	606	672
Materials, Supplies and Other	454	471
Depreciation	344	330
Fuel	192	233
Equipment and Other Rents	81	88
Total Expense	1,677	1,794

Operating Income	1,178	1,219

Interest Expense	(187)	(178)
Other Income - Net	22	23
Earnings Before Income Taxes	1,013	1,064

Income Tax Expense	(243)	(230)
Net Earnings	$770	$834

Per Common Share (Note 2)
Net Earnings Per Share, Basic	$1.00	$1.02
Net Earnings Per Share, Assuming Dilution	$1.00	$1.02

Average Shares Outstanding (In millions)	772	814
Average Shares Outstanding, Assuming Dilution (In millions)	773	817

Certain prior year data has been reclassified to conform to the current presentation.

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS (Unaudited)
(Dollars in millions)

	First Quarters
	2020	2019
Total Comprehensive Earnings (Note 12)	$773	$836

See accompanying notes to consolidated financial statements.

CSX Q1 2020 Form 10-Q p.3

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	(Unaudited)
	March 31, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,995	$958
Short-term Investments	487	996
Accounts Receivable - Net (Note 8)	1,008	986
Materials and Supplies	257	261
Other Current Assets	74	77
Total Current Assets	3,821	3,278

Properties	45,065	45,100
Accumulated Depreciation	(12,877)	(12,932)
Properties - Net	32,188	32,168

Investment in Conrail	993	982
Affiliates and Other Companies	908	897
Right-of-Use Lease Asset	523	532
Other Long-term Assets	401	400
Total Assets	$38,834	$38,257

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$1,058	$1,043
Labor and Fringe Benefits Payable	345	489
Casualty, Environmental and Other Reserves (Note 4)	99	100
Current Maturities of Long-term Debt (Note 7)	255	245
Income and Other Taxes Payable	269	69
Other Current Liabilities	185	205
Total Current Liabilities	2,211	2,151

Casualty, Environmental and Other Reserves (Note 4)	210	205
Long-term Debt (Note 7)	16,477	15,993
Deferred Income Taxes - Net	6,991	6,961
Long-term Lease Liability	489	493
Other Long-term Liabilities	568	591
Total Liabilities	26,946	26,394

Shareholders' Equity:
Common Stock, $1 Par Value	765	773
Other Capital	366	346
Retained Earnings	11,412	11,404
Accumulated Other Comprehensive Loss (Note 11)	(672)	(675)
Noncontrolling Interest	17	15
Total Shareholders' Equity	11,888	11,863
Total Liabilities and Shareholders' Equity	$38,834	$38,257

See accompanying notes to consolidated financial statements.

CSX Q1 2020 Form 10-Q p.4

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CASH FLOW STATEMENTS (Unaudited)
(Dollars in millions)

	Three Months
	2020	2019

OPERATING ACTIVITIES
Net Earnings	$770	$834
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation	344	330
Deferred Income Taxes	28	51
Gain on Property Dispositions	(18)	(27)
Other Operating Activities	—	(33)
Changes in Operating Assets and Liabilities:
Accounts Receivable	(27)	(56)
Other Current Assets	(20)	22
Accounts Payable	14	74
Income and Other Taxes Payable	227	150
Other Current Liabilities	(140)	(172)
Net Cash Provided by Operating Activities	1,178	1,173

INVESTING ACTIVITIES
Property Additions	(381)	(353)
Proceeds from Property Dispositions	35	48
Purchases of Short-term Investments	(426)	(813)
Proceeds from Sales of Short-term Investments	936	250
Other Investing Activities	(20)	(2)
Net Cash Provided by (Used In) Investing Activities	144	(870)

FINANCING ACTIVITIES
Long-term Debt Issued (Note 7)	500	1,000
Dividends Paid	(201)	(195)
Shares Repurchased	(577)	(796)
Other Financing Activities	(7)	18
Net Cash (Used in) Provided by Financing Activities	(285)	27

Net Increase in Cash and Cash Equivalents	1,037	330

CASH AND CASH EQUIVALENTS
Cash and Cash Equivalents at Beginning of Period	958	858
Cash and Cash Equivalents at End of Period	$1,995	$1,188

Certain prior year data has been reclassified to conform to the current presentation.

See accompanying notes to consolidated financial statements.

CSX Q1 2020 Form 10-Q p.5

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY
(Dollars in Millions)

Three Months 2020	Common Shares Outstanding (Thousands)	Common Stock and Other Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(a)	Non-controlling Interest	Total Shareholders' Equity

Balance December 31, 2019	773,471	$1,119	$11,404	$(675)	$15	$11,863
Comprehensive Earnings:
Net Earnings	—	—	770	—	—	770
Other Comprehensive Income (Note 11)	—	—	—	3	—	3
Total Comprehensive Earnings						773

Common stock dividends, $0.26 per share	—	—	(201)	—	—	(201)
Share Repurchases	(8,906)	(9)	(568)	—	—	(577)
Stock Option Exercises and Other	894	21	7	—	2	30
Balance March 31, 2020	765,459	$1,131	$11,412	$(672)	$17	$11,888

Three Months 2019	Common Shares Outstanding (Thousands)	Common Stock and Other Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(a)	Non-controlling Interest	Total Shareholders' Equity
Balance December 31, 2018	818,180	$1,067	$12,157	$(661)	$17	$12,580
Comprehensive Earnings:
Net Earnings	—	—	834	—	—	834
Other Comprehensive Loss	—	—	—	2	—	2
Total Comprehensive Earnings						836

Common stock dividends, $0.24 per share	—	—	(195)	—	—	(195)
Share Repurchases	(11,540)	(12)	(784)	—	—	(796)
Stock Option Exercises and Other	2,524	21	(1)	—	—	20
Balance March 31, 2019	809,164	$1,076	$12,011	$(659)	$17	$12,445

(a) Accumulated Other Comprehensive Loss balances shown above are net of tax. The associated taxes were $183 million and $179 million as of March 31, 2020 and March 31, 2019, respectively. For additional information, see Note 12, Other Comprehensive Income.

See accompanying notes to consolidated financial statements.

CSX Q1 2020 Form 10-Q p.6

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

Basis of Presentation
In the opinion of management, the accompanying consolidated financial statements contain all normal, recurring adjustments necessary to fairly present the consolidated financial statements and accompanying notes. Where applicable, prior year information has been reclassified to conform to the current presentation. Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been omitted from these interim financial statements. CSX suggests that these financial statements be read in conjunction with the audited financial statements and the notes included in CSX's most recent annual report on Form 10-K and any subsequently filed current reports on Form 8-K.

Fiscal Year
The Company's fiscal periods are based upon the calendar year. Except as otherwise specified, references to “first quarter(s)” or “three months” indicate CSX's fiscal periods ending March 31, 2020 and March 31, 2019, and references to "year-end" indicate the fiscal year ended December 31, 2019.

New Accounting Pronouncements
In June 2016, the FASB issued ASU Measurement of Credit Losses on Financial Instruments, which replaces current methods for evaluating impairment of financial instruments not measured at fair value, including trade accounts receivable and certain debt securities, with a current expected credit loss model. CSX adopted this new standard update effective January 1, 2020, and it did not have a material effect on the Company's results of operations.

CSX Q1 2020 Form 10-Q p.7

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2.    Earnings Per Share

The following table sets forth the computation of basic earnings per share and earnings per share, assuming dilution:

	First Quarters
	2020	2019
Numerator (Dollars in millions):
Net Earnings	$770	$834

Denominator (Units in millions):
Average Common Shares Outstanding	772	814
Other Potentially Dilutive Common Shares	1	3
Average Common Shares Outstanding, Assuming Dilution	773	817

Net Earnings Per Share, Basic	$1.00	$1.02
Net Earnings Per Share, Assuming Dilution	$1.00	$1.02

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

When calculating diluted earnings per share, the potential shares that would be outstanding if all outstanding stock options were exercised are included. This number is different from outstanding stock options because it is offset by shares CSX could repurchase using the proceeds from these hypothetical exercises to obtain the common stock equivalent. Approximately 1.4 million and 600 thousand of total average outstanding stock options for the quarters ended March 31, 2020 and March 31, 2019, respectively, were excluded from the diluted earnings per share calculation because their effect was antidilutive.

Share Repurchases
    In January 2019, the Company announced a $5 billion share repurchase program. At March 31, 2020, approximately $1.2 billion of authority remained under this program. Previously, share repurchases were completed under a share repurchase program originally announced in October 2017 for $1.5 billion, later increased to $5 billion in February 2018, and completed in January 2019. During the first quarters of 2020 and 2019, the Company engaged in the following repurchase activities:

	First Quarters
	2020	2019
Shares Repurchased (Millions)	9	12
Cost of Shares (Dollars in millions)	$577	$796

CSX Q1 2020 Form 10-Q p.8

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

NOTE 3.     Stock Plans and Share-Based Compensation

Under CSX's share-based compensation plans, awards consist of performance units, stock options, restricted stock units and restricted stock awards for management and stock grants for directors. Awards granted under the various programs are determined and approved by the Compensation and Talent Management Committee of the Board of Directors or, in certain circumstances, by the full Board for awards to the Chief Executive Officer and by the Chief Executive Officer for awards to management employees other than senior executives. The Board of Directors approves awards granted to CSX's non-management directors upon recommendation of the Governance Committee.

Share-based compensation expense for awards under share-based compensation plans and purchases made as part of the employee stock purchase plan is measured using the fair value of the award on the grant date and is recognized on a straight-line basis over the service period of the respective award or upon grant date to certain retirement-eligible employees whose agreements allow for continued vesting upon retirement. Forfeitures are recognized as they occur. Total pre-tax expense and income tax benefits associated with share-based compensation are shown in the table below. Income tax benefits include impacts from option exercises and the vesting of other equity awards.

	First Quarters
(Dollars in millions)	2020	2019

Share-Based Compensation Expense:
Stock Options	$10	$2
Performance Units	9	6
Restricted Stock Units and Awards	2	2
Stock Awards for Directors	2	2
Employee Stock Purchase Plan	1	1
Total Share-Based Compensation Expense	$24	$13
Income Tax Benefit	$9	$28

CSX Q1 2020 Form 10-Q p.9

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3.     Stock Plans and Share-Based Compensation, continued

Long-term Incentive Plan
On February 18, 2020, the Company granted 218 thousand performance units to certain employees under a new long-term incentive plan ("LTIP") for the years 2020 through 2022, which was adopted under the CSX 2019 Stock and Incentive Award Plan.

Payouts of performance units for the cycle ending with fiscal year 2022 will be based on the achievement of goals related to both operating income and free cash flow, in each case excluding non-recurring items as disclosed in the Company's financial statements. The cumulative operating income and cumulative free cash flow measures over the plan period will each comprise 50% of the payout and will be measured independently of the other.

Grants were made in performance units, with each unit representing the right to receive one share of CSX common stock, and payouts will be made in CSX common stock. The payout range for participants will be between 0% and 200% of the target awards depending on Company performance against predetermined goals. Payouts for certain executive officers are subject to formulaic upward or downward adjustment by up to 25%, capped at an overall payout of 250%, based upon the Company's total shareholder return relative to specified comparable groups over the performance period. Participants will receive stock dividend equivalents declared over the performance period based on the number of performance units paid upon vesting. During first quarters 2020 and 2019, there were additional immaterial grants of performance units to members of management. The fair values of the performance units awarded during the quarters ended March 31, 2020 and March 31, 2019 were primarily calculated using a Monte-Carlo simulation model with the following weighted-average assumptions:

	First Quarters
	2020	2019
Weighted-average assumptions used:
Annual dividend yield	N/A	1.4%
Risk-free interest rate	1.4%	2.5%
Annualized volatility	24.5%	27.6%
Expected life (in years)	2.9	2.9

Stock Options
On February 18, 2020, the Company granted approximately 1.3 million stock options along with the corresponding LTIP. The fair value of stock options on the date of grant was $18.88 per option, which was calculated using the Black-Scholes valuation model. These stock options were granted with ten-year terms and vest over three years in equal installments each year on the anniversary of the grant date. The exercise price for stock options granted equals the closing market price of the underlying stock on the date of grant. These awards are time-based and are not based upon attainment of performance goals. During first quarters 2020 and 2019, there were additional immaterial grants of stock options to certain members of management.

CSX Q1 2020 Form 10-Q p.10

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3.     Stock Plans and Share-Based Compensation, continued

The fair values of all stock option awards during the quarters ended March 31, 2020 and March 31, 2019 were estimated at the grant date with the following weighted average assumptions:

	First Quarters
	2020	2019
Weighted-average grant-date fair value	$18.87	$17.45

Stock options valuation assumptions:
Annual dividend yield	1.2%	1.3%
Risk-free interest rate	1.4%	2.6%
Annualized volatility	26.0%	25.8%
Expected life (in years)	6.0	6.0

Other pricing model inputs:
Weighted-average grant-date market price of CSX stock (strike price)	$79.48	$68.09

Restricted Stock Units
On February 18, 2020, the Company granted 91 thousand restricted stock units along with the corresponding LTIP. The restricted stock units vest three years after the date of grant. Participants will receive stock dividend equivalents on the vested shares upon vesting. These awards are time-based and are not based upon CSX's attainment of operational targets. Restricted stock units are paid-out in CSX common stock on a one-for-one basis. For information related to the Company's other outstanding long-term incentive compensation, see CSX's most recent annual report on Form 10-K.

Employee Stock Purchase Plan
In May 2018, shareholders approved the 2018 CSX Employee Stock Purchase Plan (“ESPP”) for the benefit of Company employees. The Company registered 4 million shares of common stock that may be issued pursuant to this plan. Under the ESPP, employees may contribute between 1% and 10% of base compensation, after-tax, to purchase up to $25,000 of market value CSX common stock per year at 85% of the closing market price on either the grant date or the last day of the six-month offering period, whichever is lower. During first quarter ended March 31, 2020 and March 31, 2019, 122 thousand and 105 thousand shares of CSX stock were issued at a weighted average purchase price of $61.51 and $52.81 per share, respectively.

CSX Q1 2020 Form 10-Q p.11

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.    Casualty, Environmental and Other Reserves

Personal injury and environmental reserves are considered critical accounting estimates due to the need for management judgment. Casualty, environmental and other reserves are provided for in the consolidated balance sheets as shown in the table below.

	March 31, 2020			December 31, 2019
(Dollars in millions)	Current	Long-term	Total	Current	Long-term	Total

Casualty:
Personal Injury	$42	$85	$127	$42	$87	$129
Occupational	6	56	62	6	52	58
Total Casualty	48	141	189	48	139	187
Environmental	31	46	77	31	43	74
Other	20	23	43	21	23	44
Total	$99	$210	$309	$100	$205	$305

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

Casualty
Casualty reserves of $189 million and $187 million as of March 31, 2020 and December 31, 2019, respectively, represent accruals for personal injury, occupational disease and occupational injury claims. The Company's self-insured retention amount for these claims is $75 million per occurrence. Currently, no individual claim is expected to exceed the self-insured retention amount. In accordance with the Contingencies Topic in the ASC, to the extent the value of an individual claim exceeds the self-insured retention amount, the Company would present the liability on a gross basis with a corresponding receivable for insurance recoveries. These reserves fluctuate based upon the timing of payments as well as changes in estimate. Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. Most of the Company's casualty claims relate to CSXT. Defense and processing costs, which historically have been insignificant and are anticipated to be insignificant in the future, are not included in the recorded liabilities.

Personal Injury
Personal injury reserves represent liabilities for employee work-related and third-party injuries. Work-related injuries for CSXT employees are primarily subject to the Federal Employers’ Liability Act (“FELA”). CSXT retains an independent actuary to assist management in assessing the value of personal injury claims. An analysis is performed by the actuary quarterly and is reviewed by management. This analysis did not result in a material adjustment to the personal injury reserve in the quarter ended March 31, 2020 or March 31, 2019. The methodology used by the actuary includes a development factor to reflect growth or reduction in the value of these personal injury claims based largely on CSXT's historical claims and settlement experience.

CSX Q1 2020 Form 10-Q p.12

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.    Casualty, Environmental and Other Reserves, continued

Occupational
Occupational reserves represent liabilities for occupational injury and disease claims. Occupational injury claims arise from allegations of exposure to certain materials in the workplace, such as solvents, soaps, chemicals (collectively referred to as “irritants”) and diesel fuels (like exhaust fumes) or allegations of chronic physical injuries resulting from work conditions, such as repetitive stress injuries. Occupational disease claims arise primarily from allegations of exposure to asbestos in the workplace. An analysis performed by management did not result in a material adjustment to the occupational reserve in the quarter ended March 31, 2020 or March 31, 2019.

Environmental
Environmental reserves were $77 million and $74 million as of March 31, 2020 and December 31, 2019, respectively. The Company is a party to various proceedings related to environmental issues, including administrative and judicial proceedings involving private parties and regulatory agencies. The Company has been identified as a potentially responsible party at approximately 220 environmentally impaired sites. Many of these are, or may be, subject to remedial action under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), also known as the Superfund Law, or similar state statutes. Most of these proceedings arose from environmental conditions on properties used for ongoing or discontinued railroad operations. A number of these proceedings, however, are based on allegations that the Company, or its predecessors, sent hazardous substances to facilities owned or operated by others for treatment, recycling or disposal. In addition, some of the Company's land holdings were leased to others for commercial or industrial uses that may have resulted in releases of hazardous substances or other regulated materials onto the property and could give rise to proceedings against the Company.

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

CSX Q1 2020 Form 10-Q p.13

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

Other
Other reserves were $43 million and $44 million as of March 31, 2020 and December 31, 2019, respectively. These reserves include liabilities for various claims, such as property, automobile and general liability. Also included in other reserves are longshoremen disability claims related to a previously owned international shipping business (these claims are in runoff) as well as claims for current port employees.

NOTE 5.    Commitments and Contingencies

Insurance
The Company maintains insurance programs with substantial limits for property damage, including resulting business interruption, and third-party liability. A certain amount of risk is retained by the Company on each insurance program. During the quarter, the Company restructured its property insurance program to increase the level at which the Company retains all risk from $50 million to $100 million per occurrence for losses from floods and named windstorms and from $25 million to $75 million per occurrence for other property losses. For third-party liability claims, the Company retains all risk up to $75 million per occurrence. While the Company believes its insurance coverage is adequate, future claims could exceed existing insurance coverage or insurance may not continue to be available at commercially reasonable rates.

CSX Q1 2020 Form 10-Q p.14

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

The Company is able to estimate a range of possible loss for certain legal proceedings for which a loss is reasonably possible in excess of reserves established. The Company has estimated this range to be $1 million to $38 million in aggregate at March 31, 2020. This estimated aggregate range is based upon currently available information and is subject to significant judgment and a variety of assumptions. Accordingly, the Company's estimate will change from time to time, and actual losses may vary significantly from the current estimate.

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

The District Court had delayed proceedings on the merits of the consolidated case pending the outcome of the class certification proceedings. The consolidated case is now moving forward without class certification. Because a class was not certified, shippers other than those who brought the original lawsuit in 2007 must decide whether to bring their own individual claim against one or more railroads. Some individual shippers have filed separate claims that have now been consolidated into a separate case.

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

CSX Q1 2020 Form 10-Q p.15

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.    Commitments and Contingencies, continued

Environmental
CSXT is indemnifying Pharmacia LLC, formerly known as Monsanto Company, ("Pharmacia") for certain liabilities associated with real estate located in Kearny, New Jersey along the Lower Passaic River (the “Property”). The Property, which was formerly owned by Pharmacia, is now owned by CSXT. CSXT's indemnification and defense duties arise with respect to several matters. The U.S. Environmental Protection Agency ("EPA"), using its CERCLA authority, seeks the investigation and cleanup of hazardous substances in the 17-mile Lower Passaic River Study Area (the "Study Area”). CSXT, on behalf of Pharmacia, and a significant number of other potentially responsible parties are together conducting a Remedial Investigation and Feasibility Study of the Study Area pursuant to an Administrative Settlement Agreement and Order on Consent with the EPA. Pharmacia’s share of responsibility, indemnified by CSXT, for the investigation and cleanup costs of the Study Area may be determined through various mechanisms including (a) an allocation and settlement with EPA; (b) litigation brought by EPA against non-settling parties; or (c) litigation among the responsible parties.

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

CSXT is also defending and indemnifying Pharmacia with regard to the Property in litigation filed by Occidental Chemical Corporation ("Occidental"), which is seeking to recover various costs. These costs include costs for the remedial design of the lower 8 miles of the Study Area, as well as anticipated costs associated with the future remediation of the lower 8 miles of the Study Area and potentially the entire Study Area. Alternatively, Occidental seeks to compel some, or all of the defendants to participate in the remediation of the Study Area.  Pharmacia is one of approximately 110 defendants in this federal lawsuit filed by Occidental on June 30, 2018.

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

CSX Q1 2020 Form 10-Q p.16

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6.    Employee Benefit Plans

The Company sponsors defined benefit pension plans principally for salaried, management personnel. Beginning in 2020, the CSX Pension Plan is closed to new participants.

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

	Pension Benefits Cost
(Dollars in millions)	First Quarters
	2020	2019
Service Cost Included in Labor and Fringe	$10	$8

Interest Cost	20	26
Expected Return on Plan Assets	(43)	(43)
Amortization of Net Loss	14	7
Total Included in Other Income - Net	(9)	(10)

Net Periodic Benefit Cost/(Credit)	$1	$(2)

	Other Post-retirement Benefits Cost
(Dollars in millions)	First Quarters
	2020	2019
Service Cost Included in Labor and Fringe	$—	$—

Interest Cost	1	1
Amortization of Prior Service Costs	(2)	(2)
Total Included in Other Income - Net	(1)	(1)

Net Periodic Benefit Credit	$(1)	$(1)

Qualified pension plan obligations are funded in accordance with regulatory requirements and with an objective of meeting or exceeding minimum funding requirements necessary to avoid restrictions on flexibility of plan operation and benefit payments. No contributions to the Company's qualified pension plans are expected in 2020.

CSX Q1 2020 Form 10-Q p.17

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7.    Debt and Credit Agreements

Total activity related to long-term debt as of the end of first quarter 2020 is shown in the table below. For fair value information related to the Company's long-term debt, see Note 10, Fair Value Measurements.

(Dollars in millions)	Current Portion	Long-term Portion	Total
Long-term debt as of December 31, 2019	$245	$15,993	$16,238
2020 activity:
Long-term debt issued	—	500	500
Reclassifications	10	(10)	—
Discount, premium and other activity	—	(6)	(6)
Long-term debt as of March 31, 2020	$255	$16,477	$16,732

Debt Issuance
On March 30, 2020, CSX issued $500 million of 3.8% notes due 2050. These notes are included in the consolidated balance sheets under long-term debt and may be redeemed by the Company at any time, subject to payment of certain make-whole premiums. The net proceeds will be used for general corporate purposes, which may include debt repayments, repurchases of CSX’s common stock, capital investment, working capital requirements, improvements in productivity and other cost reductions.

Credit Facility
CSX has a $1.2 billion unsecured, revolving credit facility backed by a diverse syndicate of banks. This facility allows same-day borrowings at floating interest rates, based on LIBOR or an agreed-upon replacement, plus a spread that depends upon CSX's senior unsecured debt ratings. LIBOR is the London Interbank Offered Rate which is a daily reference rate based on the interest rates at which banks offer to lend unsecured funds. This facility expires in March 2024, and at March 31, 2020, the Company had no outstanding balances under this facility.

Commitment fees and interest rates payable under the facility were similar to fees and rates available to comparably rated investment-grade borrowers. As of first quarter 2020, CSX was in compliance with all covenant requirements under this facility.

Commercial Paper
Under its commercial paper program, which is backed by the revolving credit facility, the Company may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $1.0 billion outstanding at any one time. Proceeds from issuances of the notes are expected to be used for general corporate purposes. At March 31, 2020, the Company had no outstanding debt under the commercial paper program.

CSX Q1 2020 Form 10-Q p.18

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8.     Revenues

The Company’s revenues are primarily derived from the transportation of freight as performance obligations that arise from its contracts with customers are satisfied. The following table presents the Company’s revenues disaggregated by market as this best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors:

	First Quarters
(Dollars in millions)	2020	2019

Chemicals(a)	$626	$588
Agricultural and Food Products	365	344
Automotive	281	311
Forest Products(a)	217	212
Metals and Equipment(a)	199	189
Minerals(a)	127	125
Fertilizers	112	110
Total Merchandise	1,927	1,879

Coal	405	538

Intermodal	422	428

Other	101	168

Total	$2,855	$3,013

(a) In Q1 2020, changes were made in the categorization of certain lines of business, impacting Chemicals, Forest Products, Metals and Equipment, and Minerals. The impacts were not material and prior periods have been reclassified to conform to the current presentation.

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

CSX Q1 2020 Form 10-Q p.19

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

During the first quarters 2020 and 2019, revenue recognized from performance obligations related to prior periods (for example, due to changes in transaction price), was not material.

Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to future reporting periods for freight services started but not completed at the reporting date. This includes the unearned portion of billed and unbilled amounts for cancellable freight shipments in transit. The Company expects to recognize the unearned portion of revenue for freight services in transit within one week of the reporting date. As of March 31, 2020, remaining performance obligations were not material.

Contract Balances and Accounts Receivable
The timing of revenue recognition, billings and cash collections results in accounts receivable and customer advances and deposits (contract liabilities) on the consolidated balance sheets. Contract assets, contract liabilities and deferred contract costs recorded on the consolidated balance sheet as of March 31, 2020, were not material.

CSX Q1 2020 Form 10-Q p.20

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8.     Revenues, continued

The Company’s accounts receivable - net consists of freight and non-freight receivables, reduced by an allowance for credit losses.

(Dollars in millions)	March 31, 2020	December 31, 2019

Freight Receivables	$802	$790
Freight Allowance for Credit Losses	(20)	(21)
Freight Receivables, net	782	769

Non-Freight Receivables	235	226
Non-Freight Allowance for Credit Losses	(9)	(9)
Non-Freight Receivables, net	226	217
Total Accounts Receivable, net	$1,008	$986

Freight receivables include amounts earned, billed and unbilled, and currently due from customers for transportation-related services. Non-freight receivables include amounts billed and unbilled and currently due related to government reimbursement receivables and other non-revenue receivables. The Company maintains an allowance for credit losses to provide for the estimated amount of receivables that will not be collected. The allowance is based upon an assessment of risk characteristics, historical payment experience, and the age of outstanding receivables adjusted for forward-looking economic conditions as necessary. Credit losses recognized on the Company’s accounts receivable were not material in the first quarters 2020 and 2019.

NOTE 9.    Income Taxes

There have been no material changes to the balance of unrecognized tax benefits reported at December 31, 2019.

CSX Q1 2020 Form 10-Q p.21

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

•	Commercial Paper and Certificates of Deposit (Level 2): Valued at amortized cost, which approximates fair value; and

•	Corporate Bonds and Government Securities (Level 2): Valued using broker quotes that utilize observable market inputs.

CSX Q1 2020 Form 10-Q p.22

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10.    Fair Value Measurements, continued

The Company's investment assets are carried at fair value on the consolidated balance sheets as summarized in the following table. All of the inputs used to determine the fair value of the Company's investments are Level 2 inputs.

(Dollars in Millions)	March 31, 2020	December 31, 2019
Commercial Paper and Certificates of Deposit	$486	$989
Corporate Bonds	56	59
Government Securities	37	36
Total investments at fair value	$579	$1,084

Total investments at amortized cost	$573	$1,076

These investments have the following maturities:

(Dollars in millions)	March 31, 2020	December 31, 2019
Less than 1 year	$487	$996
1 - 5 years	9	10
5 - 10 years	31	25
Greater than 10 years	52	53
Total investments at fair value	$579	$1,084

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

(Dollars in millions)	March 31, 2020	December 31, 2019
Long-term Debt (Including Current Maturities):
Fair Value	$18,778	$18,503
Carrying Value	16,732	16,238

CSX Q1 2020 Form 10-Q p.23

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.     Other Comprehensive Income (Loss)

CSX reports comprehensive earnings or loss in accordance with the Comprehensive Income Topic in the ASC in the Consolidated Comprehensive Income Statement. Total comprehensive earnings are defined as all changes in shareholders' equity during a period, other than those resulting from investments by and distributions to shareholders (e.g. issuance of equity securities and dividends). Generally, for CSX, total comprehensive earnings equal net earnings plus or minus adjustments for pension and other post-retirement liabilities. Total comprehensive earnings represent the activity for a period net of tax and were $773 million and $836 million for first quarters 2020 and 2019, respectively.

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

Changes in the AOCI balance by component are shown in the following table. Amounts reclassified in pension and other post-employment benefits to net earnings relate to the amortization of actuarial losses and are included in other income - net on the consolidated income statements. See Note 6, Employee Benefit Plans, for further information. Other primarily represents CSX's share of AOCI of equity method investees. Amounts reclassified in other to net earnings are included in materials, supplies and other or equipment and other rents on the consolidated income statements.

	Pension and Other Post-Employment Benefits	Other	Accumulated Other Comprehensive Income (Loss)
(Dollars in millions)
Balance December 31, 2019, Net of Tax	$(619)	$(56)	$(675)
Other Comprehensive Income (Loss)
Loss Before Reclassifications	—	(7)	(7)
Amounts Reclassified to Net Earnings	14	(3)	11
Tax (Expense) Benefit	(2)	1	(1)
Total Other Comprehensive Income (Loss)	12	(9)	3
Balance March 31, 2020, Net of Tax	$(607)	$(65)	$(672)

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

CSX Q1 2020 Form 10-Q p.24

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12.    Summarized Consolidating Financial Data, continued

Consolidating Income Statements
(Dollars in millions)
First Quarter 2020	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Revenue	$—	$2,833	$22	$2,855
Expense	(99)	1,814	(38)	1,677
Operating Income	99	1,019	60	1,178

Equity in Earnings of Subsidiaries	855	—	(855)	—
Interest (Expense) / Benefit	(216)	(10)	39	(187)
Other Income / (Expense) - Net	5	45	(28)	22

Earnings Before Income Taxes	743	1,054	(784)	1,013
Income Tax Benefit / (Expense)	27	(255)	(15)	(243)
Net Earnings	$770	$799	$(799)	$770

Total Comprehensive Earnings	$773	$800	$(800)	$773

First Quarter 2019	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Revenue	$—	$2,993	$20	$3,013
Expense	(137)	1,968	(37)	1,794
Operating Income	137	1,025	57	1,219

Equity in Earnings of Subsidiaries	874	—	(874)	—
Interest (Expense) / Benefit	(216)	(11)	49	(178)
Other Income / (Expense) - Net	8	52	(37)	23

Earnings Before Income Taxes	803	1,066	(805)	1,064
Income Tax Benefit / (Expense)	31	(245)	(16)	(230)
Net Earnings	$834	$821	$(821)	$834

Total Comprehensive Earnings	$836	$819	$(819)	$836

CSX Q1 2020 Form 10-Q p.25

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12.    Summarized Consolidating Financial Data, continued

Consolidating Balance Sheet
(Dollars in millions)
March 31, 2020	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated

ASSETS
Current Assets
Cash and Cash Equivalents	$1,891	$91	$13	$1,995
Short-term Investments	484	—	3	487
Accounts Receivable - Net	—	996	12	1,008
Receivable from Affiliates	827	7,674	(8,501)	—
Materials and Supplies	—	257	—	257
Other Current Assets	—	63	11	74
Total Current Assets	3,202	9,081	(8,462)	3,821

Properties	1	42,040	3,024	45,065
Accumulated Depreciation	(1)	(11,110)	(1,766)	(12,877)
Properties - Net	—	30,930	1,258	32,188

Investments in Conrail	—	—	993	993
Affiliates and Other Companies	(39)	934	13	908
Investments in Consolidated Subsidiaries	35,134	—	(35,134)	—
Right-of-Use Lease Asset	—	501	22	523
Other Long-term Assets	3	623	(225)	401
Total Assets	$38,300	$42,069	$(41,535)	$38,834

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$194	$811	$53	$1,058
Labor and Fringe Benefits Payable	30	302	13	345
Payable to Affiliates	9,835	326	(10,161)	—
Casualty, Environmental and Other Reserves	—	86	13	99
Current Maturities of Long-term Debt	10	245	—	255
Income and Other Taxes Payable	(184)	431	22	269
Other Current Liabilities	—	168	17	185
Total Current Liabilities	9,885	2,369	(10,043)	2,211

Casualty, Environmental and Other Reserves	—	174	36	210
Long-term Debt	16,020	457	—	16,477
Deferred Income Taxes - Net	(145)	6,859	277	6,991
Long-term Lease Liability	—	473	16	489
Other Long-term Liabilities	669	212	(313)	568
Total Liabilities	$26,429	$10,544	$(10,027)	$26,946

Shareholders' Equity
Common Stock, $1 Par Value	$765	$181	$(181)	$765
Other Capital	366	5,096	(5,096)	366
Retained Earnings	11,412	26,195	(26,195)	11,412
Accumulated Other Comprehensive Loss	(672)	36	(36)	(672)
Noncontrolling Interest	—	17	—	17
Total Shareholders' Equity	$11,871	$31,525	$(31,508)	$11,888
Total Liabilities and Shareholders' Equity	$38,300	$42,069	$(41,535)	$38,834

CSX Q1 2020 Form 10-Q p.26

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12.    Summarized Consolidating Financial Data, continued

Consolidating Balance Sheet (Dollars in millions)
December 31, 2019	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
ASSETS
Current Assets
Cash and Cash Equivalents	$814	$136	$8	$958
Short-term Investments	989	—	7	996
Accounts Receivable - Net	4	969	13	986
Receivable from Affiliates	1,054	7,405	(8,459)	—
Materials and Supplies	—	261	—	261
Other Current Assets	26	30	21	77
Total Current Assets	2,887	8,801	(8,410)	3,278

Properties	1	42,110	2,989	45,100
Accumulated Depreciation	(1)	(11,199)	(1,732)	(12,932)
Properties - Net	—	30,911	1,257	32,168

Investments in Conrail	—	—	982	982
Affiliates and Other Companies	(39)	923	13	897
Investment in Consolidated Subsidiaries	34,528	—	(34,528)	—
Right of Use Lease Asset	—	514	18	532
Other Long-term Assets	3	629	(232)	400
Total Assets	$37,379	$41,778	$(40,900)	$38,257

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$153	$830	$60	$1,043
Labor and Fringe Benefits Payable	38	386	65	489
Payable to Affiliates	9,552	574	(10,126)	—
Casualty, Environmental and Other Reserves	—	87	13	100
Current Maturities of Long-term Debt	—	245	—	245
Income and Other Taxes Payable	(286)	340	15	69
Other Current Liabilities	—	192	13	205
Total Current Liabilities	9,457	2,654	(9,960)	2,151

Casualty, Environmental and Other Reserves	—	169	36	205
Long-term Debt	15,534	459	—	15,993
Deferred Income Taxes - Net	(152)	6,827	286	6,961
Long-term Lease Liability	—	481	12	493
Other Long-term Liabilities	692	215	(316)	591
Total Liabilities	$25,531	$10,805	$(9,942)	$26,394

Shareholders' Equity
Common Stock, $1 Par Value	$773	$181	$(181)	$773
Other Capital	346	5,096	(5,096)	346
Retained Earnings	11,404	25,646	(25,646)	11,404
Accumulated Other Comprehensive Loss	(675)	35	(35)	(675)
Noncontrolling Minority Interest	—	15	—	15
Total Shareholders' Equity	$11,848	$30,973	$(30,958)	$11,863
Total Liabilities and Shareholders' Equity	$37,379	$41,778	$(40,900)	$38,257

CSX Q1 2020 Form 10-Q p.27

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12.    Summarized Consolidating Financial Data, continued

Consolidating Cash Flow Statements
(Dollars in millions)
Three Months 2020	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Operating Activities
Net Cash Provided by (Used in) Operating Activities	$855	$514	$(191)	$1,178
Investing Activities
Property Additions	—	(341)	(40)	(381)
Proceeds from Property Dispositions	—	35	—	35
Purchases of Short-term Investments	(424)	—	(2)	(426)
Proceeds from Sales of Short-term Investments	930	—	6	936
Other Investing Activities	1	(3)	(18)	(20)
Net Cash Provided by (Used in) Investing Activities	507	(309)	(54)	144
Financing Activities
Long-term Debt Issued	500	—	—	500
Dividends Paid	(201)	(250)	250	(201)
Shares Repurchased	(577)	—	—	(577)
Other Financing Activities	(7)	—	—	(7)
Net Cash (Used in) Provided by Financing Activities	(285)	(250)	250	(285)
Net Increase (Decrease) in Cash and Cash Equivalents	1,077	(45)	5	1,037
Cash and Cash Equivalents at Beginning of Period	814	136	8	958
Cash and Cash Equivalents at End of Period	$1,891	$91	$13	$1,995

CSX Q1 2020 Form 10-Q p.28

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12.    Summarized Consolidating Financial Data, continued

Consolidating Cash Flow Statements
(Dollars in millions)
Three Months 2019	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Operating Activities
Net Cash Provided by (Used in) Operating Activities	$852	$533	$(212)	$1,173
Investing Activities
Property Additions	—	(319)	(34)	(353)
Proceeds from Property Dispositions	—	51	(3)	48
Purchases of Short-term Investments	(813)	—	—	(813)
Proceeds from Sales of Short-term Investments	250	—	—	250
Other Investing Activities	(1)	(1)	—	(2)
Net Cash Used in Investing Activities	(564)	(269)	(37)	(870)
Financing Activities
Long-term Debt Issued	1,000	—	—	1,000
Dividends Paid	(195)	(250)	250	(195)
Shares Repurchased	(796)	—	—	(796)
Other Financing Activities	19	(1)	—	18
Net Cash Provided by (Used in) Financing Activities	28	(251)	250	27
Net Increase in Cash and Cash Equivalents	316	13	1	330
Cash and Cash Equivalents at Beginning of Period	716	130	12	858
Cash and Cash Equivalents at End of Period	$1,032	$143	$13	$1,188

CSX Q1 2020 Form 10-Q p.29

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER 2020 HIGHLIGHTS

•	Revenue decreased $158 million, or 5% year over year.

•	Expenses decreased $117 million, or 7% year over year.

•	Operating income of $1.2 billion decreased $41 million year over year.

•	Operating ratio of 58.7% improved 80 basis points versus last year's quarter.

•	Earnings per diluted share of $1.00 decreased $0.02, or 2% year over year.

	First Quarters
	2020	2019	Fav / (Unfav)	% Change
Volume (in thousands)	1,514	1,531	(17)	(1)%

(in millions)
Revenue	$2,855	$3,013	$(158)	(5)
Expense	1,677	1,794	117	7
Operating Income	$1,178	$1,219	$(41)	(3)%

Operating Ratio	58.7%	59.5%	80	bps

Earnings Per Diluted Share	$1.00	$1.02	$(0.02)	(2)%

Weaker global economic conditions, including the effects of the novel coronavirus ("COVID-19") global pandemic, have begun impacting the Company's results of operations. Demand for rail services is impacted by the disruption of global manufacturing, supply chains and consumer spending as a result of the COVID-19 pandemic. While operating cash flows may also be impacted by these economic conditions, the Company maintains a strong cash balance and access to committed funding sources and other sources of external liquidity if required. As this is a developing situation, it is difficult to determine the future impacts of the pandemic. The ultimate magnitude of COVID-19, including the extent of its impact on the Company’s financial and operating results, which could be material, will be determined by the length of time that the pandemic continues, its effect on the demand for the Company’s transportation services and the supply chain, as well as the effect of governmental regulations imposed in response to the pandemic.

CSX will continue to adapt its business operations to ensure safety while providing a high level of service for customers as efficient and reliable rail service is essential to keeping supply chains fluid in response to this challenge. A cross-functional task force has been established to monitor and coordinate the Company’s response to COVID-19. Policies and procedures established to protect the health and safety of employees and customers and to safeguard CSX operations include rigorous cleaning regimens for equipment and facilities, provision of sanitation supplies, distribution of disposable face coverings, facilitation of social distancing measures and administration of temperature testing at certain facilities. Additionally, remote work assignments have been arranged where possible in order to reduce the density of employees in a single location and backup locations for key functions, such as dispatch, have been prepared as a precaution.

CSX Q1 2020 Form 10-Q p.30

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Volume and Revenue (Unaudited)
Volume (Thousands of units); Revenue (Dollars in Millions); Revenue Per Unit (Dollars)
First Quarters
	Volume			Revenue			Revenue Per Unit
	2020	2019	% Change	2020	2019	% Change	2020	2019	% Change
Chemicals(a)	178	167	7%	$626	$588	6%	$3,517	$3,521	—%
Agricultural and Food Products	121	114	6	365	344	6	3,017	3,018	—
Automotive	104	115	(10)	281	311	(10)	2,702	2,704	—
Minerals(a)	74	70	6	127	125	2	1,716	1,786	(4)
Forest Products(a)	71	70	1	217	212	2	3,056	3,029	1
Metals and Equipment(a)	67	64	5	199	189	5	2,970	2,953	1
Fertilizers	58	62	(6)	112	110	2	1,931	1,774	9
Total Merchandise	673	662	2	1,927	1,879	3	2,863	2,838	1
Coal	181	212	(15)	405	538	(25)	2,238	2,538	(12)
Intermodal	660	657	—	422	428	(1)	639	651	(2)
Other	—	—	—	101	168	(40)	—	—	—
Total	1,514	1,531	(1)%	$2,855	$3,013	(5)%	$1,886	$1,968	(4)%

(a) In Q1 2020, changes were made in the categorization of certain lines of business, impacting Chemicals, Forest Products, Metals and Equipment, and Minerals. The impacts were not material and prior periods have been reclassified to conform to the current presentation.

CSX Q1 2020 Form 10-Q p.31

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Quarter 2020

Revenue
Total revenue decreased 5% in first quarter 2020 when compared to first quarter 2019 due to significant declines in coal, lower other revenue and unfavorable mix. These decreases were partially offset by merchandise growth.

Merchandise Volume
Chemicals - Increased due to higher shipments of industrial chemicals, energy and plastics.

Agricultural and Food Products - Increased due to gains in ethanol, sweeteners and oils, and grain.

Automotive - Declined due to lower North American vehicle production including automotive plant closures in March due to the COVID-19 pandemic.

Minerals - Increased due to higher shipments for highway construction and paving projects.

Forest Products - Increased due to higher shipments of pulpboard and woodpulp.

Metals and Equipment - Increased due to higher shipments of equipment, scrap metal and aluminum, partially offset by lower shipments for construction and steel markets.

Fertilizers - Declined due to lower short-haul phosphate shipments, which was partially offset by higher long-haul fertilizer shipments.

Coal Volume
Domestic coal declined primarily due to lower shipments of utility coal as a result of continued competition from natural gas. Export coal declined due to lower international shipments of thermal and metallurgical coal as a result of lower global benchmark prices.

Intermodal Volume
Increased domestic shipments were offset by lower international shipments primarily due to extended closures in China due to the COVID-19 pandemic.

Other Revenue
Other revenue decreased $67 million versus prior year primarily due to a favorable contract settlement with a customer in the prior year and lower revenue for demurrage and intermodal storage in the current year.

CSX Q1 2020 Form 10-Q p.32

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Expenses
Expenses of $1.7 billion decreased $117 million, or 7% in first quarter 2020 when compared to first quarter 2019 primarily driven by efficiency savings.

Labor and Fringe expense decreased $66 million due to the following:

•	Efficiency and volume savings of $62 million primarily resulted from lower headcount, less overtime and reduced crew starts.

•
Total incentive compensation decreased $14 million primarily due to a lower expected annual incentive payout, partially offset by the acceleration of stock compensation expense for awards granted this quarter to certain retirement-eligible employees.

•	Other costs increased $10 million primarily due to the recognition of railroad retirement tax refunds in the prior year and inflation, partially offset by other non-significant items.

Materials, Supplies and Other expense decreased $17 million due to the following:

•	Efficiency and volume savings of $32 million primarily resulted from lower operating support costs, lower terminal costs and reduced equipment maintenance expenses.

•	Gains from real estate and line sales were $18 million in 2020 compared to $27 million in 2019.

•	All other costs increased $6 million primarily driven by inflation.

Depreciation expense increased $14 million primarily due to a 2019 equipment depreciation study that resulted in $10 million of additional expense.

Fuel expense decreased $41 million primarily due to a 12% price decrease and cost savings from fuel efficiency initiatives.

Equipment and Other Rents expense decreased $7 million primarily driven by lower car hire costs due to equipment efficiency and lower volume, partially offset by lower net earnings at TTX.

Interest Expense
Interest expense increased $9 million primarily due to higher average debt balances, partially offset by lower average interest rates.

Other Income - Net
Other income - net was essentially flat when compared to prior year.

Income Tax Expense
Income tax expense increased $13 million primarily due to a lower benefit for the impacts from option exercises and the vesting of other equity awards, partially offset by lower earnings before income taxes.

CSX Q1 2020 Form 10-Q p.33

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

Free Cash Flow
Management believes that free cash flow is supplemental information useful to investors as it is important in evaluating the Company’s financial performance. More specifically, free cash flow measures cash generated by the business after reinvestment. This measure represents cash available for both equity and bond investors to be used for dividends, share repurchases or principal reduction on outstanding debt. Free cash flow is calculated by using net cash from operations and adjusting for property additions and certain other investing activities, which includes proceeds from property dispositions. Free cash flow should be considered in addition to, rather than a substitute for, cash provided by operating activities. The decrease in free cash flow before dividends from the prior year of $54 million is primarily due to higher property additions and lower proceeds from property dispositions.

The following table reconciles cash provided by operating activities (GAAP measure) to free cash flow, before dividends (non-GAAP measure).

	Three Months
(Dollars in millions)	2020	2019
Net cash provided by operating activities	$1,178	$1,173
Property Additions	(381)	(353)
Other Investing Activities	15	46
Free Cash Flow (before payment of dividends)	$812	$866

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

Operating performance continued to improve in first quarter 2020 as train velocity increased 4% to a new first quarter record level while car dwell decreased 3% to a new all-time record level. The Company remains focused on executing the operational plan to deliver further service gains, improve transit times and drive asset utilization while controlling costs.

CSX Q1 2020 Form 10-Q p.34

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

From a safety perspective, the FRA train accident frequency rate of 1.85 for the first quarter 2020 improved 34% year over year, driven by an all-time record low number of FRA reported train accidents. The FRA reportable personal injury frequency index of 0.59 for the quarter improved 22% versus the prior year, setting a first quarter record for injury frequency index and an all-time record low number of FRA reportable injuries. The Company is committed to continuous safety improvement and remains focused on reducing risk and enhancing the overall safety of its employees, customers and communities in which the Company operates.

	First Quarters
	2020	2019	Improvement/ (Deterioration)
Operations Performance
Train Velocity (Miles per hour)(a)	21.2	20.4	4%
Dwell (Hours)(a)	8.3	8.6	3%
Cars Online(a)	110,801	118,989	7%

Revenue Ton-Miles (Billions)
Merchandise	33.1	31.6	5%
Coal	8.6	10.5	(18)%
Intermodal	6.8	6.5	5%
Total Revenue Ton-Miles	48.5	48.6	—%

Total Gross Ton-Miles (Billions)	95.3	96.7	(1)%
On-Time Originations	91%	81%	12%
On-Time Arrivals(b)	84%	80%	5%

Safety
FRA Personal Injury Frequency Index	0.59	0.76	22%
FRA Train Accident Rate	1.85	2.80	34%

Certain operating statistics are estimated and can continue to be updated as actuals settle.
(a) The methodology for calculating train velocity, dwell and cars online differs from that prescribed by the STB. CSXT will continue to report these metrics using the prescribed methodology to the STB on a weekly basis. See additional discussion on the Company's website.
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
Cars Online - Average number of active freight rail cars on lines operated by CSX, excluding rail cars that are being repaired, in storage, those that have been sold, or private cars dwelling at a customer location more than one day.
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

CSX Q1 2020 Form 10-Q p.35

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

Material Changes in Significant Cash Flows
Significant Cash Flows
The following chart highlights the components of the net increases of $1.0 billion and $330 million in cash and cash equivalents for operating, investing and financing activities for three months ended 2020 and 2019, respectively.

•	Cash provided by operating activities was essentially flat compared to the prior year.

•
Cash provided by investing activities was $144 million in first quarter compared to cash used in investing activities of $870 million in first quarter 2019. This change was primarily driven by an increase in net sales of short-term investments.

•
Cash used in financing activities was $285 million in first quarter compared to cash provided by financing activities of $27 million in first quarter 2019. This change was primarily driven by lower proceeds from debt issuances, partially offset by lower share repurchases.

Sources of Cash and Liquidity and Uses of Cash
As of the end of first quarter 2020, CSX had $2.5 billion of cash, cash equivalents and short-term investments. CSX uses current cash balances for general corporate purposes, which may include reduction or refinancing of outstanding indebtedness, capital expenditures, working capital requirements, contributions to the Company's qualified pension plan, redemptions and repurchases of CSX common stock and dividends to shareholders. See Note 7, Debt and Credit Agreements.

The Company has multiple sources of liquidity, including cash generated from operations and financing sources. The Company filed a shelf registration statement with the SEC on February 12, 2019, which is unlimited as to amount and may be used to issue debt or equity securities at CSX’s discretion, subject to market conditions and CSX Board authorization. While CSX seeks to give itself flexibility with respect to cash requirements, there can be no assurance that market conditions would permit CSX to sell such securities on acceptable terms at any given time, or at all. In first quarter 2020, CSX issued a total of $500 million of new long-term debt.

CSX Q1 2020 Form 10-Q p.36

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CSX has a $1.2 billion unsecured, revolving credit facility backed by a diverse syndicate of banks that expires in March 2024. At March 31, 2020, the Company had no outstanding balances under this facility. The Company also has a commercial paper program, backed by the revolving credit facility, under which the Company may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $1.0 billion outstanding at any one time. At March 31, 2020, the Company had no outstanding debt under the commercial paper program.

Planned capital investments for 2020 are expected to be between $1.6 billion and $1.7 billion. Of the total 2020 investment, over half will be used to sustain the core infrastructure and the remaining amounts will be allocated to projects supporting service enhancements, productivity initiatives and profitable growth. CSX intends to fund capital investments through cash generated from operations.

Of the total 2020 investment, approximately $50 million is planned to fund Positive Train Control ("PTC") implementation. CSX estimates that the total multi-year cost of PTC implementation will be approximately $2.4 billion. This estimate includes costs for installing the new system along tracks, upgrading locomotives, adding communication equipment and developing new technologies. Total PTC spending through March 2020 was $2.3 billion.

Material Changes in the Consolidated Balance Sheets and Working Capital
Consolidated Balance Sheets
Total assets increased $577 million from year end primarily due to the net increase of $528 million in cash and short-term investments driven by cash from operations of $1.2 billion and proceeds from the issuance of $500 million of long-term debt, partially offset by share repurchases of $577 million, property additions of $381 million and dividends paid of $201 million. Total liabilities and shareholders' equity combined also increased $577 million from year end primarily driven by the issuance of $500 million of long-term debt and an increase in income taxes payable of $200 million, partially offset by a decrease in labor and fringe benefit payable of $144 million resulting from the payment of incentive compensation.

Working capital is considered a measure of a company's ability to meet its short-term needs. CSX had a working capital surplus of $1.6 billion and $1.1 billion as of March 31, 2020 and December 31, 2019, respectively. The increase in working capital since year end of $483 million is primarily due to the net increase of $528 million in cash and short-term investments described above as well as the decrease in labor and fringe benefit payable of $144 million, partially offset by an increase in income taxes payable of $200 million.

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

CSX Q1 2020 Form 10-Q p.37

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LABOR AGREEMENTS
Approximately 16,500 of the Company's nearly 20,500 employees are members of a labor union. In November 2019, notices were served to the 13 rail unions that participate in national bargaining to begin negotiations for benefits, wages and work rules for the next labor bargaining round for 2020. Current agreements remain in place until modified by these negotiations. Typically, such negotiations take several years before agreements are reached.

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

CSX Q1 2020 Form 10-Q p.38

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

•
natural events such as severe weather conditions, including floods, fire, hurricanes and earthquakes, a pandemic crisis, including the recent outbreak of the coronavirus COVID-19, affecting the health of the Company's employees, its shippers or the consumers of goods, or other unforeseen disruptions of the Company's operations, systems, property, equipment or supply chain;

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

CSX Q1 2020 Form 10-Q p.39

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

ITEM 4. CONTROLS AND PROCEDURES
As of March 31, 2020, under the supervision and with the participation of CSX's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that, as of March 31, 2020, the Company's disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in CSX's periodic SEC reports. There were no changes in the Company's internal controls over financial reporting during the first quarter of 2020 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

CSX Q1 2020 Form 10-Q p.40

CSX CORPORATION
PART II

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
For further details, please refer to Note 5. Commitments and Contingencies of this quarterly report on Form 10-Q. Also refer to Part I, Item 3. Legal Proceedings in CSX's most recent annual report on Form 10-K.

Item 1A. Risk Factors
For information regarding factors that could affect the Company's results of operations, financial condition and liquidity, see the risk factors discussed under Part I, Item 1A (Risk Factors) of CSX's most recent annual report on Form 10-K. The following risk factor set forth below is in addition to the risk factors discussed under Part I, Item 1A (Risk Factors) of CSX's most recent annual report on Form 10-K. See also Part I, Item 2 (Forward-Looking Statements) of this quarterly report on Form 10-Q.

An epidemic or pandemic, including the ongoing COVID-19 pandemic, and the initiatives to reduce its transmission could adversely affect the Company's business.
The Company could be materially and adversely affected by a public health crisis, including a widespread epidemic or pandemic. As COVID-19 continues to spread globally, including significant impacts in the United States, CSX is taking a variety of measures to ensure the availability of its transportation services, promote the safety and security of its employees and support the communities in which it operates. However, public and private sector policies and initiatives to reduce the transmission of COVID-19, such as closures of businesses and manufacturing facilities, the promotion of social distancing, the adoption of working from home by companies and institutions, and travel restrictions could continue to adversely affect demand for the commodities and products that the Company transports, including import and export volume. In addition, COVID-19 and the related initiatives may result in greater supply chain disruption, which could have an adverse impact on volumes and make it more difficult for the Company to serve its customers. The extent to which this coronavirus impacts operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information which may emerge concerning the severity of this coronavirus and the actions to contain the coronavirus or treat its impact, among others. Moreover, operations could be negatively affected if a significant number of employees are quarantined as the result of exposure to a contagious illness. To the extent COVID-19 adversely affects the Company's business and financial results, it may also have the effect of heightening many of the other risks described under Part I, Item 1A (Risk Factors) of CSX's most recent annual report on Form 10-K.

CSX Q1 2020 Form 10-Q p.41

CSX CORPORATION
PART II

Item 2. CSX Purchases of Equity Securities
The Company continues to repurchase shares under the $5 billion program announced in January 2019. For more information about share repurchases, see Note 2 Earnings Per Share. Share repurchase activity for the first quarter 2020 was as follows:

	CSX Purchases of Equity Securities for the Quarter
First Quarter	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning Balance				$1,755,803,734
January 1 - January 31, 2020	399,535	$76.03	298,790	1,733,280,936
February 1 - February 29, 2020	1,569,530	77.38	1,569,095	1,611,870,190
March 1 - March 31, 2020	7,038,164	61.49	7,038,164	1,179,116,549
Ending Balance	9,007,229	$64.90	8,906,049	$1,179,116,549
(a) The difference of 101,180 shares between the "Total Number of Shares Purchased" and the "Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs" for the quarter represents shares purchased to fund the Company's contribution to a 401(k) plan that covers certain union employees.

Item 3. Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
Not Applicable

Item 5. Other Information
None

CSX Q1 2020 Form 10-Q p.42

CSX CORPORATION
PART II

Item 6. Exhibits

Exhibit designation	Nature of exhibit	Previously filed as exhibit to

Material contracts:
10.1	Form of 2020-2022 LTIP Performance Unit Award Agreement	February 21, 2020 Exhibit 10.1, Form 8-K
10.2	Form of 2020 Stock Option Agreement	February 21, 2020 Exhibit 10.2, Form 8-K

Officer certifications:
31*	Rule 13a-14(a) Certifications
32*	Section 1350 Certifications

Interactive data files:
101*
The following financial information from CSX Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed with the SEC on April 22, 2020, formatted in XBRL includes: (i) consolidated income statements for the quarters ended March 31, 2020 and March 31, 2019, (ii) condensed consolidated comprehensive income statements for the quarters ended March 31, 2020 and March 31, 2019, (iii) consolidated balance sheets at March 31, 2020 and December 31, 2019, (iv) consolidated cash flow statements for the three months ended March 31, 2020 and March 31, 2019, (v) consolidated statement of changes in shareholders' equity for the quarters ended March 31, 2020 and March 31, 2019, and (vi) the notes to consolidated financial statements.

* Filed herewith

CSX Q1 2020 Form 10-Q p.43

CSX CORPORATION
PART II

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSX CORPORATION
(Registrant)

By: /s/ ANGELA C. WILLIAMS
Angela C. Williams
Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Dated: April 22, 2020

CSX Q1 2020 Form 10-Q p.44