Form 10-Q
period 2020-06-30
CSX CORP
filed 2020-07-23
CIK 277948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(☒) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
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
Yes (☐) No (X)
There were 765,052,549 shares of common stock outstanding on June 30, 2020 (the latest practicable date that is closest to the filing date).
CSX Q2 2020 Form 10-Q p.1

CSX CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020
CSX Q2 2020 Form 10-Q p.2

CSX CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED INCOME STATEMENTS (Unaudited)
(Dollars in millions, except per share amounts)

	Second Quarters		Six Months
	2020	2019	2020	2019

Revenue	$2,255	$3,061	$5,110	$6,074
Expense
Labor and Fringe	507	648	1,113	1,320
Materials, Supplies and Other	407	445	861	916
Depreciation	344	337	688	667
Fuel	91	234	283	467
Equipment and Other Rents	78	92	159	180
Total Expense	1,427	1,756	3,104	3,550

Operating Income	828	1,305	2,006	2,524

Interest Expense	(191)	(184)	(378)	(362)
Other Income - Net	15	25	37	48
Earnings Before Income Taxes	652	1,146	1,665	2,210

Income Tax Expense	(153)	(276)	(396)	(506)
Net Earnings	$499	$870	$1,269	$1,704

Per Common Share (Note 2)
Net Earnings Per Share, Basic	$0.65	$1.08	$1.65	$2.10
Net Earnings Per Share, Assuming Dilution	$0.65	$1.08	$1.65	$2.10

Average Shares Outstanding (In millions)	766	805	769	810
Average Shares Outstanding, Assuming Dilution (In millions)	767	807	770	812

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS (Unaudited)
(Dollars in millions)

	Second Quarters		Six Months
	2020	2019	2020	2019
Total Comprehensive Earnings (Note 11)	$519	$874	$1,292	$1,710

Certain prior year data has been reclassified to conform to the current presentation.

See accompanying notes to consolidated financial statements.

CSX Q2 2020 Form 10-Q p.3

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	(Unaudited)
	June 30, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and Cash Equivalents	$2,391	$958
Short-term Investments	203	996
Accounts Receivable - Net (Note 8)	860	986
Materials and Supplies	246	261
Other Current Assets	91	77
Total Current Assets	3,791	3,278

Properties	45,327	45,100
Accumulated Depreciation	(13,066)	(12,932)
Properties - Net	32,261	32,168

Investment in Conrail	1,001	982
Affiliates and Other Companies	920	897
Right-of-Use Lease Asset	512	532
Other Long-term Assets	419	400
Total Assets	$38,904	$38,257

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$960	$1,043
Labor and Fringe Benefits Payable	352	489
Casualty, Environmental and Other Reserves (Note 4)	103	100
Current Maturities of Long-term Debt (Note 7)	378	245
Income and Other Taxes Payable	380	69
Other Current Liabilities	174	205
Total Current Liabilities	2,347	2,151

Casualty, Environmental and Other Reserves (Note 4)	203	205
Long-term Debt (Note 7)	16,128	15,993
Deferred Income Taxes - Net	7,028	6,961
Long-term Lease Liability	481	493
Other Long-term Liabilities	554	591
Total Liabilities	26,741	26,394

Shareholders' Equity:
Common Stock, $1 Par Value	765	773
Other Capital	361	346
Retained Earnings	11,676	11,404
Accumulated Other Comprehensive Loss (Note 11)	(652)	(675)
Noncontrolling Interest	13	15
Total Shareholders' Equity	12,163	11,863
Total Liabilities and Shareholders' Equity	$38,904	$38,257

See accompanying notes to consolidated financial statements.
CSX Q2 2020 Form 10-Q p.4

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CASH FLOW STATEMENTS (Unaudited)
(Dollars in millions)

	Six Months
	2020	2019

OPERATING ACTIVITIES
Net Earnings	$1,269	$1,704
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation	688	667
Deferred Income Taxes	61	97
Gain on Property Dispositions	(29)	(64)
Other Operating Activities	(25)	(61)
Changes in Operating Assets and Liabilities:
Accounts Receivable	120	(61)
Other Current Assets	(24)	41
Accounts Payable	(85)	39
Income and Other Taxes Payable	338	89
Other Current Liabilities	(129)	(184)
Net Cash Provided by Operating Activities	2,184	2,267

INVESTING ACTIVITIES
Property Additions	(801)	(769)
Proceeds from Property Dispositions	45	146
Purchases of Short-term Investments	(426)	(1,427)
Proceeds from Sales of Short-term Investments	1,221	810
Other Investing Activities	(42)	(16)
Net Cash Used In Investing Activities	(3)	(1,256)

FINANCING ACTIVITIES
Long-term Debt Issued (Note 7)	500	1,000
Long-term Debt Repaid (Note 7)	(227)	—
Dividends Paid	(400)	(388)
Shares Repurchased	(616)	(1,656)
Other Financing Activities	(5)	28
Net Cash Used in Financing Activities	(748)	(1,016)

Net Increase (Decrease) in Cash and Cash Equivalents	1,433	(5)

CASH AND CASH EQUIVALENTS
Cash and Cash Equivalents at Beginning of Period	958	858
Cash and Cash Equivalents at End of Period	$2,391	$853

Certain prior year data has been reclassified to conform to the current presentation.

See accompanying notes to consolidated financial statements.
CSX Q2 2020 Form 10-Q p.5

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY
(Dollars in Millions)

Six Months 2020	Common Shares Outstanding (Thousands)	Common Stock and Other Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(a)	Non-controlling Interest	Total Shareholders' Equity

Balance December 31, 2019	773,471	$1,119	$11,404	$(675)	$15	$11,863
Comprehensive Earnings:
Net Earnings	—	—	770	—	—	770
Other Comprehensive Income (Note 11)	—	—	—	3	—	3
Total Comprehensive Earnings						773

Common stock dividends, $0.26 per share	—	—	(201)	—	—	(201)
Share Repurchases	(8,906)	(9)	(568)	—	—	(577)
Stock Option Exercises and Other	894	21	7	—	2	30
Balance March 31, 2020	765,459	$1,131	$11,412	$(672)	$17	$11,888
Comprehensive Earnings:
Net Earnings	—	—	499	—	—	499
Other Comprehensive Income (Note 11)	—	—	—	20	—	20
Total Comprehensive Earnings						519

Common stock dividends, $0.26 per share	—	—	(199)	—	—	(199)
Share Repurchases	(580)	(1)	(38)	—	—	(39)
Stock Option Exercises and Other	174	(4)	2	—	(4)	(6)
Balance June 30, 2020	765,053	$1,126	$11,676	$(652)	$13	$12,163
a) Accumulated Other Comprehensive Loss balances shown above are net of tax. The associated taxes were $183 million and $178 million as of first and second quarters 2020, respectively. For additional information, see Note 11, Other Comprehensive Income.
See accompanying notes to consolidated financial statements.
CSX Q2 2020 Form 10-Q p.6

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY
(Dollars in Millions)

Six Months 2019	Common Shares Outstanding (Thousands)	Common Stock and Other Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(a)	Non-controlling Interest	Total Shareholders' Equity

Balance December 31, 2018	818,180	$1,067	$12,157	$(661)	$17	12,580
Comprehensive Earnings:
Net Earnings	—	—	834	—	—	834
Other Comprehensive Income (Note 11)	—	—	—	2	—	2
Total Comprehensive Earnings						836

Common stock dividends, $0.24 per share	—	—	(195)	—	—	(195)
Share Repurchases	(11,540)	(12)	(784)	—	—	(796)
Stock Option Exercises and Other	2,524	21	(1)	—	—	20
Balance March 31, 2019	809,164	1,076	12,011	(659)	17	12,445
Comprehensive Earnings:
Net Earnings	—	—	870	—	—	870
Other Comprehensive Income (Note 11)	—	—	—	4	—	4
Total Comprehensive Earnings						874

Common stock dividends, $0.24 per share	—	—	(193)	—	—	(193)
Share Repurchases	(11,266)	(11)	(849)	—	—	(860)
Stock Option Exercises and Other	278	23	4	—	(3)	24
Balance June 30, 2019	798,176	$1,088	$11,843	$(655)	$14	$12,290

a) Accumulated Other Comprehensive Loss balances shown above are net of tax. The associated taxes were $179 million and $177 million as of first and second quarters 2019, respectively. For additional information, see Note 11, Other Comprehensive Income.
See accompanying notes to consolidated financial statements.
CSX Q2 2020 Form 10-Q p.7

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

Fiscal Year
The Company's fiscal periods are based upon the calendar year. Except as otherwise specified, references to “second quarter(s)” or “six months” indicate CSX's fiscal periods ending June 30, 2020 and June 30, 2019, and references to "year-end" indicate the fiscal year ended December 31, 2019.

CSX Q2 2020 Form 10-Q p.8

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1.Nature of Operations and Significant Accounting Policies, continued

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

In August 2018, the FASB issued ASU Changes to the Disclosure Requirements for Defined Benefit Plans as part of its disclosure effectiveness initiative, which modifies the disclosure requirements for employer-sponsored defined benefit pension and other postretirement plans. This update is effective for the Company beginning January 1, 2021 and adoption of the standard is not expected to significantly impact the Company's disclosures.

NOTE 2. Earnings Per Share

        The following table sets forth the computation of basic earnings per share and earnings per share, assuming dilution:

	Second Quarters		Six Months
	2020	2019	2020	2019
Numerator (Dollars in millions):
Net Earnings	$499	$870	$1,269	$1,704

Denominator (Units in millions):
Average Common Shares Outstanding	766	805	769	810
Other Potentially Dilutive Common Shares	1	2	1	2
Average Common Shares Outstanding, Assuming Dilution	767	807	770	812

Net Earnings Per Share, Basic	$0.65	$1.08	$1.65	$2.10
Net Earnings Per Share, Assuming Dilution	$0.65	$1.08	$1.65	$2.10

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

CSX Q2 2020 Form 10-Q p.9

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2. Earnings Per Share, continued

        When calculating diluted earnings per share, the potential shares that would be outstanding if all outstanding stock options were exercised are included. This number is different from outstanding stock options because it is offset by shares CSX could repurchase using the proceeds from these hypothetical exercises to obtain the common stock equivalent. Approximately 2.4 million and 900 thousand of total average outstanding stock options for the quarters ended June 30, 2020 and June 30, 2019, respectively, and 1.8 million and 800 thousand for the six months ended June 30, 2020 and June 30, 2019, respectively, were excluded from the diluted earnings per share calculation because their effect was antidilutive.

Share Repurchases
 In January 2019, the Company announced a $5 billion share repurchase program. At June 30, 2020, approximately $1.1 billion of authority remained under this program. During the second quarter and six months ended 2020 and 2019, the Company engaged in the following repurchase activities:

	Second Quarters		Six Months
	2020	2019	2020	2019
Shares Repurchased (Millions)	1	11	10	23
Cost of Shares (Dollars in millions)	$39	$860	$616	$1,656

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

Dividend Increase
In February 2020, the Company's Board of Directors authorized an 8% increase in the quarterly cash dividend to $0.26 per common share.

CSX Q2 2020 Form 10-Q p.10

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

Share-based compensation expense for awards under share-based compensation plans and purchases made as part of the employee stock purchase plan is measured using the fair value of the award on the grant date and is recognized on a straight-line basis over the service period of the respective award or upon grant date to certain retirement-eligible employees whose agreements allow for continued vesting upon retirement. Forfeitures are recognized as they occur. Total pre-tax expense and income tax benefits associated with share-based compensation are shown in the table below. Income tax benefits include impacts from option exercises and the vesting of other equity awards. The credit to share-based compensation expense for performance units in second quarter and six months ended 2020 is due to lower expected payouts on existing plans.

	Second Quarters		Six Months
(Dollars in millions)	2020	2019	2020	2019

Share-Based Compensation Expense:
Performance Units	$(17)	$9	(8)	$15
Stock Options	3	5	13	7
Restricted Stock Units and Awards	1	2	3	4
Employee Stock Purchase Plan	1	1	2	2
Stock Awards for Directors	—	—	2	2
Total Share-Based Compensation (Benefit) Expense	$(12)	$17	$12	$30
Income Tax Benefit	$2	$7	$11	$35
CSX Q2 2020 Form 10-Q p.11

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3.  Stock Plans and Share-Based Compensation, continued

Long-term Incentive Plan
        In February 2020, the Company granted 218 thousand performance units to certain employees under a new long-term incentive plan ("LTIP") for the years 2020 through 2022, which was adopted under the CSX 2019 Stock and Incentive Award Plan.

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

        Grants were made in performance units, with each unit representing the right to receive one share of CSX common stock, and payouts will be made in CSX common stock. The payout range for participants will be between 0% and 200% of the target awards depending on Company performance against predetermined goals. Payouts for certain executive officers are subject to formulaic upward or downward adjustment by up to 25%, capped at an overall payout of 250%, based upon the Company's total shareholder return relative to specified comparable groups over the performance period. Participants will receive stock dividend equivalents declared over the performance period based on the number of performance units paid upon vesting. No grants were made during second quarters 2020 and 2019. The fair values of the performance units awarded during the six months ended 2020 and 2019 were primarily calculated using a Monte-Carlo simulation model with the following weighted-average assumptions:

	Six Months
	2020	2019
Weighted-average assumptions used:
Annual dividend yield	N/A	1.4%
Risk-free interest rate	1.4%	2.5%
Annualized volatility	24.5%	27.6%
Expected life (in years)	2.9	2.9

Stock Options
        In February 2020, the Company granted approximately 1.3 million stock options along with the corresponding LTIP. The fair value of stock options on the date of grant was $18.88 per option, which was calculated using the Black-Scholes valuation model. These stock options were granted with ten-year terms and vest over three years in equal installments each year on the anniversary of the grant date. The exercise price for stock options granted equals the closing market price of the underlying stock on the date of grant. These awards are time-based and are not based upon attainment of performance goals. During second quarters 2020 and 2019, there were additional immaterial grants of stock options to certain members of management.
CSX Q2 2020 Form 10-Q p.12

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3.  Stock Plans and Share-Based Compensation, continued

        The fair values of all stock option awards during the quarters and six months ended June 30, 2020 and June 30, 2019 were estimated at the grant date with the following weighted average assumptions:

	Second Quarters		Six Months
	2020	2019	2020	2019
Weighted-average grant-date fair value	$17.77	$20.51	$18.87	$18.00

Stock options valuation assumptions:
Annual dividend yield	1.5%	1.2%	1.2%	1.3%
Risk-free interest rate	0.5%	2.4%	1.4%	2.5%
Annualized volatility	30.1%	25.4%	26.0%	25.7%
Expected life (in years)	6.5	6.5	6.0	6.1

Other pricing model inputs:
Weighted-average grant-date market price of CSX stock (strike price)	$70.87	$78.58	$79.48	$69.97

Restricted Stock Units
        In February 2020, the Company granted 91 thousand restricted stock units along with the corresponding LTIP. The restricted stock units vest three years after the date of grant. Participants will receive stock dividend equivalents on the vested shares upon vesting. These awards are time-based and are not based upon CSX's attainment of operational targets. Restricted stock units are paid-out in CSX common stock on a one-for-one basis. For information related to the Company's other outstanding long-term incentive compensation, see CSX's most recent annual report on Form 10-K.

Employee Stock Purchase Plan
In May 2018, shareholders approved the 2018 CSX Employee Stock Purchase Plan (“ESPP”) for the benefit of Company employees. The Company registered 4 million shares of common stock that may be issued pursuant to this plan. Under the ESPP, employees may contribute between 1% and 10% of base compensation, after-tax, to purchase up to $25,000 of market value CSX common stock per year at 85% of the closing market price on either the grant date or the last day of the six-month offering period, whichever is lower. During six months ended June 30, 2020 and June 30, 2019, 122 thousand and 105 thousand shares of CSX stock were issued at a weighted average purchase price of $61.51 and $52.81 per share, respectively.

CSX Q2 2020 Form 10-Q p.13

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4. Casualty, Environmental and Other Reserves

Personal injury and environmental reserves are considered critical accounting estimates due to the need for management judgment. Casualty, environmental and other reserves are provided for in the consolidated balance sheets as shown in the table below.

	June 30, 2020			December 31, 2019
(Dollars in millions)	Current	Long-term	Total	Current	Long-term	Total

Casualty:
Personal Injury	$44	$83	$127	$42	$87	$129
Occupational	9	52	61	6	52	58
Total Casualty	53	135	188	48	139	187
Environmental	30	45	75	31	43	74
Other	20	23	43	21	23	44
Total	$103	$203	$306	$100	$205	$305

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

Casualty
         Casualty reserves of $188 million and $187 million as of June 30, 2020 and December 31, 2019, respectively, represent accruals for personal injury, occupational disease and occupational injury claims. The Company's self-insured retention amount for these claims is $75 million per occurrence. Currently, no individual claim is expected to exceed the self-insured retention amount. In accordance with the Contingencies Topic in the ASC, to the extent the value of an individual claim exceeds the self-insured retention amount, the Company would present the liability on a gross basis with a corresponding receivable for insurance recoveries. These reserves fluctuate based upon the timing of payments as well as changes in estimate. Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. Most of the Company's casualty claims relate to CSXT. Defense and processing costs, which historically have been insignificant and are anticipated to be insignificant in the future, are not included in the recorded liabilities.

Personal Injury
        Personal injury reserves represent liabilities for employee work-related and third-party injuries. Work-related injuries for CSXT employees are primarily subject to the Federal Employers’ Liability Act (“FELA”). CSXT retains an independent actuary to assist management in assessing the value of personal injury claims. An analysis is performed by the actuary quarterly and is reviewed by management. This analysis did not result in a material adjustment to the personal injury reserve in the quarter ended June 30, 2020 or June 30, 2019. The methodology used by the actuary includes a development factor to reflect growth or reduction in the value of these personal injury claims based largely on CSXT's historical claims and settlement experience.
CSX Q2 2020 Form 10-Q p.14

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4. Casualty, Environmental and Other Reserves, continued

Occupational
        Occupational reserves represent liabilities arising from allegations of exposure to certain materials in the workplace (such as solvents, soaps, chemicals and diesel fumes), past exposure to asbestos or allegations of chronic physical injuries resulting from work conditions (such as repetitive stress injuries). Beginning in second quarter 2020, the Company retains an independent actuary to analyze the Company’s historical claim filings, settlement amounts, and dismissal rates to assist in determining future anticipated claim filing rates and average settlement values. This analysis is performed by the actuary and reviewed by management quarterly. Previously, the quarterly analysis was performed by management. There were no material adjustments to the occupational reserve in the quarter ended June 30, 2020 or June 30, 2019.

Environmental
Environmental reserves were $75 million and $74 million as of June 30, 2020 and December 31, 2019, respectively. The Company is a party to various proceedings related to environmental issues, including administrative and judicial proceedings involving private parties and regulatory agencies. The Company has been identified as a potentially responsible party at approximately 220 environmentally impaired sites. Many of these are, or may be, subject to remedial action under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), also known as the Superfund Law, or similar state statutes. Most of these proceedings arose from environmental conditions on properties used for ongoing or discontinued railroad operations. A number of these proceedings, however, are based on allegations that the Company, or its predecessors, sent hazardous substances to facilities owned or operated by others for treatment, recycling or disposal. In addition, some of the Company's land holdings were leased to others for commercial or industrial uses that may have resulted in releases of hazardous substances or other regulated materials onto the property and could give rise to proceedings against the Company.

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

In accordance with the Asset Retirement and Environmental Obligations Topic in the ASC, the Company reviews its role with respect to each site identified at least quarterly, giving consideration to a number of factors such as:

•type of clean-up required;
•nature of the Company's alleged connection to the location (e.g., generator of waste sent to the site or owner or operator of the site);
•extent of the Company's alleged connection (e.g., volume of waste sent to the location and other relevant factors); and
•number, connection and financial viability of other named and unnamed potentially responsible parties at the location.
CSX Q2 2020 Form 10-Q p.15

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4. Casualty, Environmental and Other Reserves, continued

        Based on management's review process, amounts have been recorded to cover contingent anticipated future environmental remediation costs with respect to each site to the extent such costs are reasonably estimable and probable. The recorded liabilities for estimated future environmental costs are undiscounted. The liability includes future costs for remediation and restoration of sites as well as any significant ongoing monitoring costs, but excludes any anticipated insurance recoveries. Payments related to these liabilities are expected to be made over the next several years. Environmental remediation costs are included in materials, supplies and other on the consolidated income statements.

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

Other
Other reserves were $43 million and $44 million as of June 30, 2020 and December 31, 2019, respectively. These reserves include liabilities for various claims, such as property, automobile and general liability. Also included in other reserves are longshoremen disability claims related to a previously owned international shipping business (these claims are in runoff) as well as claims for current port employees.

NOTE 5. Commitments and Contingencies

Insurance
        The Company maintains insurance programs with substantial limits for property damage, including resulting business interruption, and third-party liability. A certain amount of risk is retained by the Company on each insurance program. In first quarter 2020, the Company restructured its property insurance program to increase the level at which the Company retains all risk from $50 million to $100 million per occurrence for losses from floods and named windstorms and from $25 million to $75 million per occurrence for other property losses. For third-party liability claims, the Company retains all risk up to $75 million per occurrence. While the Company believes its insurance coverage is adequate, future claims could exceed existing insurance coverage or insurance may not continue to be available at commercially reasonable rates.
CSX Q2 2020 Form 10-Q p.16

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

        The Company is able to estimate a range of possible loss for certain legal proceedings for which a loss is reasonably possible in excess of reserves established. The Company has estimated this range to be $1 million to $43 million in aggregate at June 30, 2020. This estimated aggregate range is based upon currently available information and is subject to significant judgment and a variety of assumptions. Accordingly, the Company's estimate will change from time to time, and actual losses may vary significantly from the current estimate.

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

        The District Court had delayed proceedings on the merits of the consolidated case pending the outcome of the class certification proceedings. The consolidated case is now moving forward without class certification. Although a class was not certified, shippers other than those who brought the original lawsuit in 2007 can bring individual claims against one or more railroads. Individual shipper claims filed to date have been consolidated into a separate case.

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
CSX Q2 2020 Form 10-Q p.17

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

CSX Q2 2020 Form 10-Q p.18

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

	Pension Benefits Cost
(Dollars in millions)	Second Quarters		Six Months
	2020	2019	2020	2019
Service Cost Included in Labor and Fringe	$10	$8	$20	$16

Interest Cost	21	26	41	52
Expected Return on Plan Assets	(44)	(43)	(87)	(86)
Amortization of Net Loss	14	8	28	15
Total Included in Other Income - Net	(9)	(9)	(18)	(19)

Net Periodic Benefit Cost/(Credit)	$1	$(1)	$2	$(3)

	Other Post-retirement Benefits Cost
(Dollars in millions)	Second Quarters		Six Months
	2020	2019	2020	2019
Service Cost Included in Labor and Fringe	$1	$1	$1	$1

Interest Cost	—	1	1	2
Amortization of Prior Service Costs	(1)	(1)	(3)	(3)
Total Included in Other Income - Net	(1)	—	(2)	(1)

Net Periodic Benefit Cost/(Credit)	$—	$1	$(1)	$—

        Qualified pension plan obligations are funded in accordance with regulatory requirements and with an objective of meeting or exceeding minimum funding requirements necessary to avoid restrictions on flexibility of plan operation and benefit payments. No contributions to the Company's qualified pension plans are expected in 2020.

CSX Q2 2020 Form 10-Q p.19

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 7. Debt and Credit Agreements

Total activity related to long-term debt as of the end of second quarter 2020 is shown in the table below. For fair value information related to the Company's long-term debt, see Note 10, Fair Value Measurements.

(Dollars in millions)	Current Portion	Long-term Portion	Total
Long-term debt as of December 31, 2019	$245	$15,993	$16,238
2020 activity:
Long-term debt issued	—	500	500
Long-term debt repaid	(227)	—	(227)
Reclassifications	360	(360)	—
Discount, premium and other activity	—	(5)	(5)
Long-term debt as of June 30, 2020	$378	$16,128	$16,506
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

Interest Rate Derivatives
On April 29, 2020, the Company executed a forward starting interest rate swap with an aggregate notional value of $250 million to hedge the benchmark interest rate associated with future interest payments related to the anticipated refinancing of $850 million of 3.25% notes due 2027. In accordance with the Derivatives and Hedging Topic in the ASC, the Company has designated this swap as a cash flow hedge. As of June 30, 2020, the asset value of the forward starting interest rate swap was $11 million and was recorded in other long-term assets on the consolidated balance sheet.

Unrealized gains or losses associated with changes in the fair value of the hedge are recorded net of tax in accumulated other comprehensive income (“AOCI”) on the consolidated balance sheet. Unless settled early, the swap will expire in 2027 and the unrealized gain or loss in AOCI will be recognized in earnings as an adjustment to interest expense over the same period during which the hedged transaction affects earnings. Unrealized gains were $9 million net of tax during the quarter and six months ended June 30, 2020.

Credit Facility
        CSX has a $1.2 billion unsecured, revolving credit facility backed by a diverse syndicate of banks. This facility allows same-day borrowings at floating interest rates, based on LIBOR or an agreed-upon replacement, plus a spread that depends upon CSX's senior unsecured debt ratings. LIBOR is the London Interbank Offered Rate which is a daily reference rate based on the interest rates at which banks offer to lend unsecured funds. This facility expires in March 2024, and at June 30, 2020, the Company had no outstanding balances under this facility.

        Commitment fees and interest rates payable under the facility were similar to fees and rates available to comparably rated investment-grade borrowers. As of second quarter 2020, CSX was in compliance with all covenant requirements under this facility.

CSX Q2 2020 Form 10-Q p.20

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 7. Debt and Credit Agreements, continued

Commercial Paper
        Under its commercial paper program, which is backed by the revolving credit facility, the Company may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $1.0 billion outstanding at any one time. Proceeds from issuances of the notes are expected to be used for general corporate purposes. At June 30, 2020, the Company had no outstanding debt under the commercial paper program.

NOTE 8.  Revenues

The Company’s revenues are primarily derived from the transportation of freight as performance obligations that arise from its contracts with customers are satisfied. The following table presents the Company’s revenues disaggregated by market as this best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors:

	Second Quarters		Six Months
(Dollars in millions)	2020	2019	2020	2019

Chemicals(a)	$531	$592	$1,157	$1,180
Agricultural and Food Products	311	358	676	702
Forest Products(a)	194	218	411	430
Metals and Equipment(a)	142	188	341	377
Minerals(a)	134	147	261	272
Fertilizers	103	112	215	222
Automotive	93	329	374	640
Total Merchandise	1,508	1,944	3,435	3,823

Coal	287	557	692	1,095

Intermodal	359	436	781	864

Other	101	124	202	292

Total	$2,255	$3,061	$5,110	$6,074
(a) In first quarter 2020, changes were made in the categorization of certain lines of business, impacting Chemicals, Forest Products, Metals and Equipment, and Minerals. The impacts were not material and prior periods have been reclassified to conform to the current presentation.

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

CSX Q2 2020 Form 10-Q p.21

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

The certain key estimates included in the recognition and measurement of revenue and related accounts receivable are as follows:

•Revenue associated with shipments in transit is recognized ratably over transit time and is based on average cycle times to move commodities and products from their origin to their final destination or interchange;
•Adjustments to revenue for billing corrections and billing discounts;
•Adjustments to revenue for overcharge claims filed by customers, which are based on historical payments to customers for rate overcharges as a percentage of total billing; and
•Incentive-based refunds to customers, which are primarily volume-related, are recorded as a reduction to revenue on the basis of the projected liability (this estimate is based on historical activity, current volume levels and forecasted future volume).

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

During the second quarters and six months ended 2020 and 2019, revenue recognized from performance obligations related to prior periods (for example, due to changes in transaction price), was not material.

Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to future reporting periods for freight services started but not completed at the reporting date. This includes the unearned portion of billed and unbilled amounts for cancellable freight shipments in transit. The Company expects to recognize the unearned portion of revenue for freight services in transit within one week of the reporting date. As of June 30, 2020, remaining performance obligations were not material.

Contract Balances and Accounts Receivable
The timing of revenue recognition, billings and cash collections results in accounts receivable and customer advances and deposits (contract liabilities) on the consolidated balance sheets. Contract assets, contract liabilities and deferred contract costs recorded on the consolidated balance sheet as of June 30, 2020, were not material.
CSX Q2 2020 Form 10-Q p.22

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 8.  Revenues, continued

The Company’s accounts receivable - net consists of freight and non-freight receivables, reduced by an allowance for credit losses.

(Dollars in millions)	June 30, 2020	December 31, 2019

Freight Receivables	$644	$790
Freight Allowance for Credit Losses	(17)	(21)
Freight Receivables, net	627	769

Non-Freight Receivables	244	226
Non-Freight Allowance for Credit Losses	(11)	(9)
Non-Freight Receivables, net	233	217
Total Accounts Receivable, net	$860	$986

Freight receivables include amounts earned, billed and unbilled, and currently due from customers for transportation-related services. Non-freight receivables include amounts billed and unbilled and currently due related to government reimbursement receivables and other non-revenue receivables. The Company maintains an allowance for credit losses to provide for the estimated amount of receivables that will not be collected. The allowance is based upon an assessment of risk characteristics, historical payment experience, and the age of outstanding receivables adjusted for forward-looking economic conditions as necessary. Credit losses recognized on the Company’s accounts receivable were not material in the second quarters or six months ended 2020 and 2019.

NOTE 9. Income Taxes

        There have been no material changes to the balance of unrecognized tax benefits reported at December 31, 2019.

CSX Q2 2020 Form 10-Q p.23

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 10. Fair Value Measurements

The Financial Instruments Topic in the ASC requires disclosures about fair value of financial instruments in annual reports as well as in quarterly reports. For CSX, this statement applies to certain investments, long-term debt and interest rate derivatives. Disclosure of the fair value of pension plan assets is only required annually. Also, this rule clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements.

Various inputs are considered when determining the value of the Company's investments, pension plan assets, long-term debt and interest rate derivatives. The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in these securities. These inputs are summarized in the three broad levels listed below.

•Level 1 - observable market inputs that are unadjusted quoted prices for identical assets or liabilities in active markets;
•Level 2 - other significant observable inputs (including quoted prices for similar securities, interest rates, credit risk, etc.); and
•Level 3 - significant unobservable inputs (including the Company's own assumptions about the assumptions market participants would use in determining the fair value of investments).

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

•Commercial Paper and Certificates of Deposit (Level 2): Valued at amortized cost, which approximates fair value; and
•Corporate Bonds and Government Securities (Level 2): Valued using broker quotes that utilize observable market inputs.
CSX Q2 2020 Form 10-Q p.24

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 10. Fair Value Measurements, continued

        The Company's investment assets are carried at fair value on the consolidated balance sheets as summarized in the following table. All of the inputs used to determine the fair value of the Company's investments are Level 2 inputs.

(Dollars in Millions)	June 30, 2020	December 31, 2019
Commercial Paper and Certificates of Deposit	$202	$989
Corporate Bonds	67	59
Government Securities	35	36
Total investments at fair value	$304	$1,084

Total investments at amortized cost	$294	$1,076
        These investments have the following maturities:

(Dollars in millions)	June 30, 2020	December 31, 2019
Less than 1 year	$203	$996
1 - 5 years	11	10
5 - 10 years	37	25
Greater than 10 years	53	53
Total investments at fair value	$304	$1,084

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

(Dollars in millions)	June 30, 2020	December 31, 2019
Long-term Debt (Including Current Maturities):
Fair Value	$20,733	$18,503
Carrying Value	16,506	16,238

CSX Q2 2020 Form 10-Q p.25

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 10. Fair Value Measurements, continued

Interest Rate Derivatives
The Company’s forward starting interest rate swap is carried at fair value and is valued with assistance from a third party based upon pricing models using inputs observed from actively quoted markets. All of the inputs used to determine the fair value of the swap are Level 2 inputs. The fair value of the Company’s forward starting interest rate swap asset was $11 million at June 30, 2020. See Note 7, Debt and Credit Agreements for further information.

NOTE 11.  Other Comprehensive Income (Loss)

        CSX reports comprehensive earnings or loss in accordance with the Comprehensive Income Topic in the ASC in the Consolidated Comprehensive Income Statement. Total comprehensive earnings are defined as all changes in shareholders' equity during a period, other than those resulting from investments by and distributions to shareholders (e.g. issuance of equity securities and dividends). Generally, for CSX, total comprehensive earnings equal net earnings plus or minus adjustments for pension and other post-retirement liabilities as well as other adjustments. Total comprehensive earnings represent the activity for a period net of tax and were $519 million and $874 million for second quarters 2020 and 2019 and $1.3 billion and $1.7 billion for the six months 2020 and 2019, respectively.

        While total comprehensive earnings is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income, net of tax, as of the balance sheet date. For CSX, AOCI is primarily the cumulative balance related to pension and other post-retirement benefit adjustments, interest rate derivatives and CSX's share of AOCI of equity method investees.

        Changes in the AOCI balance by component are shown in the following table. Amounts reclassified in pension and other post-employment benefits to net earnings relate to the amortization of actuarial losses and are included in other income - net on the consolidated income statements. See Note 6, Employee Benefit Plans, for further information. Interest rate derivatives consist of forward starting interest rate swaps classified as cash flow hedges. See Note 7, Debt and Credit Agreements for further information. Other primarily represents CSX's share of AOCI of equity method investees. Amounts reclassified in other to net earnings are included in materials, supplies and other or equipment and other rents on the consolidated income statements.

	Pension and Other Post-Employment Benefits	Interest Rate Derivatives	Other	Accumulated Other Comprehensive Income (Loss)
(Dollars in millions)
Balance December 31, 2019, Net of Tax	$(619)	$—	$(56)	$(675)
Other Comprehensive Income (Loss)
Income (Loss) Before Reclassifications	—	11	(8)	3
Amounts Reclassified to Net Earnings	28	—	—	28
Tax Expense	(6)	(2)	—	(8)
Total Other Comprehensive Income (Loss)	22	9	(8)	23
Balance June 30, 2020, Net of Tax	$(597)	$9	$(64)	$(652)

CSX Q2 2020 Form 10-Q p.26

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER 2020 HIGHLIGHTS

•Revenue decreased $806 million, or 26% year over year.
•Expenses decreased $329 million, or 19% year over year.
•Operating income of $828 million decreased $477 million year over year.
•Operating ratio of 63.3% increased 590 basis points versus last year's quarter.
•Earnings per diluted share of $0.65 decreased $0.43, or 40% year over year.

	Second Quarters				Six Months
	2020	2019	Fav / (Unfav)	% Change	2020	2019	Fav / (Unfav)	% Change
Volume (in thousands)	1,257	1,581	(324)	(20)%	2,771	3,112	(341)	(11)%

(in millions)
Revenue	$2,255	$3,061	$(806)	(26)	$5,110	$6,074	$(964)	(16)
Expense	1,427	1,756	329	19	3,104	3,550	446	13
Operating Income	$828	$1,305	$(477)	(37)%	$2,006	$2,524	$(518)	(21)%

Operating Ratio	63.3%	57.4%	(590)	bps	60.7%	58.4%	(230)	bps

Earnings Per Diluted Share	$0.65	$1.08	$(0.43)	(40)%	$1.65	$2.10	$(0.45)	(21)%

CSX Q2 2020 Form 10-Q p.27

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Weaker global economic conditions, including the effects of the novel coronavirus ("COVID-19") global pandemic, have significantly impacted and will continue to impact the Company's results of operations. Demand for rail services has been affected by the disruption of global manufacturing, supply chains and consumer spending as a result of the COVID-19 pandemic. While operating cash flows have also been impacted by these economic conditions, the Company maintains a strong cash balance and access to committed funding sources and other sources of external liquidity if required. As this is a dynamic situation, it is difficult to determine the future impacts of the pandemic. The ultimate magnitude of COVID-19, including the extent of its impact on the Company’s financial and operating results, will be determined by the length of time that the pandemic continues, its effect on the demand for the Company’s transportation services and the supply chain, as well as the effect of governmental regulations imposed in response to the pandemic.

        CSX will continue to adapt its business operations to ensure safety while providing a high level of service for customers as efficient and reliable rail service is essential to keeping supply chains fluid in response to this challenge. A cross-functional task force continues to monitor and coordinate the Company’s response to COVID-19. Policies and procedures established to protect the health and safety of employees and customers and to safeguard CSX operations include rigorous cleaning regimens for equipment and facilities, provision of sanitation supplies, distribution of disposable face coverings, facilitation of social distancing measures and administration of temperature testing at certain facilities. Additionally, remote work assignments have been arranged where possible in order to reduce the density of employees in a single location, and alternative locations for key functions, such as dispatch, have been utilized as needed.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted to provide relief to businesses in response to the COVID-19 pandemic. The most significant impacts to the Company include the deferral of federal estimated tax payments to third quarter 2020 and the deferral of certain payroll tax payments to 2021 and 2022. The provisions of the CARES Act are not expected to have an impact on CSX’s results of operations or effective tax rate.
CSX Q2 2020 Form 10-Q p.28

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Volume and Revenue (Unaudited)
Volume (Thousands of units); Revenue (Dollars in Millions); Revenue Per Unit (Dollars)
Second Quarters
	Volume			Revenue			Revenue Per Unit
	2020	2019	% Change	2020	2019	% Change	2020	2019	% Change
Chemicals(a)	152	173	(12)%	$531	$592	(10)%	$3,493	$3,422	2%
Agricultural and Food Products	102	118	(14)	311	358	(13)	3,049	3,034	—
Minerals(a)	83	90	(8)	134	147	(9)	1,614	1,633	(1)
Forest Products(a)	64	71	(10)	194	218	(11)	3,031	3,070	(1)
Fertilizers	60	61	(2)	103	112	(8)	1,717	1,836	(6)
Metals and Equipment(a)	48	63	(24)	142	188	(24)	2,958	2,984	(1)
Automotive	35	121	(71)	93	329	(72)	2,657	2,719	(2)
Total Merchandise	544	697	(22)	1,508	1,944	(22)	2,772	2,789	(1)
Coal	127	226	(44)	287	557	(48)	2,260	2,465	(8)
Intermodal	586	658	(11)	359	436	(18)	613	663	(8)
Other	—	—	—	101	124	(19)	—	—	—
Total	1,257	1,581	(20)%	$2,255	$3,061	(26)%	$1,794	$1,936	(7)%

Six Months
	Volume			Revenue			Revenue Per Unit
	2020	2019	% Change	2020	2019	% Change	2020	2019	% Change
Chemicals(a)	330	340	(3)%	$1,157	$1,180	(2)%	$3,506	$3,471	1%
Agricultural and Food Products	223	232	(4)	676	702	(4)	3,031	3,026	—
Minerals(a)	157	160	(2)	261	272	(4)	1,662	1,700	(2)
Forest Products(a)	135	141	(4)	411	430	(4)	3,044	3,050	—
Fertilizers	118	123	(4)	215	222	(3)	1,822	1,805	1
Metals and Equipment(a)	115	127	(9)	341	377	(10)	2,965	2,969	—
Automotive	139	236	(41)	374	640	(42)	2,691	2,712	(1)
Total Merchandise	1,217	1,359	(10)	3,435	3,823	(10)	2,823	2,813	—
Coal	308	438	(30)	692	1,095	(37)	2,247	2,500	(10)
Intermodal	1,246	1,315	(5)	781	864	(10)	627	657	(5)
Other	—	—	—	202	292	(31)	—	—	—
Total	2,771	3,112	(11)%	$5,110	$6,074	(16)%	$1,844	$1,952	(6)%
(a) In first quarter 2020, changes were made in the categorization of certain lines of business, impacting Chemicals, Forest Products, Metals and Equipment, and Minerals. The impacts were not material and prior periods have been reclassified to conform to the current presentation.

CSX Q2 2020 Form 10-Q p.29

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Second Quarter 2020

Revenue
The effects of the COVID-19 pandemic significantly impacted overall volume in the second quarter 2020. Total revenue decreased 26% in second quarter 2020 when compared to second quarter 2019 due to volume declines, unfavorable mix, decreases in fuel recovery, declines in coal pricing and lower other revenue. These decreases were partially offset by pricing gains in merchandise and intermodal.

Merchandise Volume
Chemicals - Decreased due to lower shipments of industrial chemicals, energy and waste.

Agricultural and Food Products - Declined due to lower shipments of food and consumer products, grain and feed, and ethanol.

Minerals - Decreased due to lower shipments of cement, lime and limestone, and other minerals.

Forest Products - Declined due to lower shipments of building products and printing paper, partially offset by higher shipments of pulpboard.

Fertilizers - Decreased due to lower long-haul fertilizer shipments, which was partially offset by higher short-haul phosphate shipments.

Metals and Equipment - Declined due to reduced metals shipments driven by lower automotive and industrial production.

Automotive - Declined due to lower North American vehicle production primarily associated with plant closures resulting from COVID-19.
Coal Volume
        Domestic coal declined due to lower shipments of utility coal as a result of continued competition from natural gas and reduced electrical demand, as well as lower steel and industrial shipments due to lower industrial production. Export coal declined due to reduced international shipments of thermal and metallurgical coal as a result of lower global benchmark prices.

Intermodal Volume
        Declines in both domestic and international shipments were primarily driven by the global economic impacts from COVID-19.

Other Revenue
        Other revenue decreased $23 million versus prior year primarily due to lower affiliate revenue as well as declines in demurrage and intermodal storage.
CSX Q2 2020 Form 10-Q p.30

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Expenses
        Expenses of $1.4 billion decreased $329 million, or 19% in second quarter 2020 when compared to second quarter 2019 primarily driven by volume and efficiency savings as well as lower fuel costs.

Labor and Fringe expense decreased $141 million due to the following:
•Volume and efficiency savings of $109 million primarily resulted from reduced crew starts and lower headcount.
•Total incentive compensation decreased $39 million primarily due to lower expected payouts on existing plans.
•Other costs increased $7 million primarily due to $10 million of severance expense in the quarter, partially offset by other non-significant items.

Materials, Supplies and Other expense decreased $38 million due to the following:
•Volume and efficiency savings of $84 million primarily resulted from lower recurring operating support costs, lower terminal costs and reduced equipment maintenance expenses.
•Gains from real estate and line sales were $11 million in 2020 compared to $37 million in 2019.
•All other costs increased $20 million primarily driven by $9 million for COVID-19 supplies and other non-significant items including asset impairments and inflation.

Depreciation expense increased $7 million primarily due to the results of a 2019 equipment depreciation study.

Fuel expense decreased $143 million due to a 50% price decrease, lower volumes and record fuel efficiency.

Equipment and Other Rents expense decreased $14 million primarily driven by reduced freight car rents on significantly lower volume levels.

Interest Expense
Interest expense increased $7 million primarily due to higher average debt balances, partially offset by lower average interest rates.

Other Income - Net
Other income - net decreased $10 million primarily due to lower interest rates associated with changes in asset holdings from short-term investments to cash, partially offset by higher average cash and short-term investment balances.

Income Tax Expense
Income tax expense decreased $123 million primarily due to lower earnings before income taxes.
CSX Q2 2020 Form 10-Q p.31

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Six Months Results of Operations

Revenue decreased $964 million due to volume declines, unfavorable mix, lower other revenue, decreases in fuel recovery and declines in coal pricing. These decreases were partially offset by pricing gains in merchandise and intermodal.

Total expense decreased $446 million driven by lower volume-related costs; savings from labor, fuel and other operational efficiencies; fuel price savings and decreased incentive compensation costs. These decreases were partially offset by lower gains from real estate and line sales as well as inflation.

Interest expense increased $16 million primarily due to higher average debt balances, partially offset by lower average interest rates.

Other income - net decreased $11 million primarily due to lower interest rates associated with changes in asset holdings from short-term investments to cash, partially offset by higher average cash and short-term investment balances.

Income tax expense decreased $110 million primarily due to lower earnings before income taxes, partially offset by lower benefits from the impacts of option exercises and the vesting of other equity awards.
CSX Q2 2020 Form 10-Q p.32

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

Free Cash Flow
        Management believes that free cash flow is supplemental information useful to investors as it is important in evaluating the Company’s financial performance. More specifically, free cash flow measures cash generated by the business after reinvestment. This measure represents cash available for both equity and bond investors to be used for dividends, share repurchases or principal reduction on outstanding debt. Free cash flow is calculated by using net cash from operations and adjusting for property additions and certain other investing activities, which includes proceeds from property dispositions. Free cash flow should be considered in addition to, rather than a substitute for, cash provided by operating activities. The decrease in free cash flow before dividends from the prior year of $242 million is primarily due to lower proceeds from property dispositions and lower net cash provided by operating activities.

        The following table reconciles cash provided by operating activities (GAAP measure) to free cash flow, before dividends (non-GAAP measure).

	Six Months
(Dollars in millions)	2020	2019
Net cash provided by operating activities	$2,184	$2,267
Property Additions	(801)	(769)
Other Investing Activities	3	130
Free Cash Flow (before payment of dividends)	$1,386	$1,628

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

        Train velocity, terminal dwell and cars online in the following table are calculated using methodologies that differ from those prescribed by the Surface Transportation Board ("STB") as the Company believes these numbers more accurately reflect railroad performance. These metrics will continue to be reported, using the prescribed methodology, to the STB on a weekly basis. See additional discussion on the Company's website.
CSX Q2 2020 Form 10-Q p.33

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        Train velocity increased by 6% year over year while car dwell increased 2%. The Company remains focused on executing the operating plan to deliver service gains, improved transit times and increased asset utilization while continuing to control costs.
        From a safety perspective, CSX had an all-time low number of FRA-reportable train accidents in the second quarter of 2020. This improvement was outpaced by a significant reduction in train miles, which caused the FRA train accident rate to degrade 9% year over year to 2.33. The FRA personal injury frequency index of 1.16 in the second quarter degraded 40% versus the prior year as an increase in FRA-reportable personal injuries was compounded by lower man-hours in the quarter. The Company is committed to continuous safety improvement and remains focused on reducing risk and enhancing the overall safety of its employees, customers and communities in which the Company operates.

	Second Quarters			Six Months
	2020	2019	Improvement/ (Deterioration)	2020	2019	Improvement/ (Deterioration)
Operations Performance
Train Velocity (Miles per hour)	21.2	20.0	6%	21.2	20.2	5%
Dwell (Hours)	8.9	8.7	(2)%	8.6	8.6	—%
Cars Online	98,606	120,919	18%	104,703	119,959	13%

Revenue Ton-Miles (Billions)
Merchandise	27.8	33.0	(16)%	60.9	64.6	(6)%
Coal	6.0	10.9	(45)%	14.6	21.4	(32)%
Intermodal	6.1	6.8	(10)%	12.9	13.3	(3)%
Total Revenue Ton-Miles	39.9	50.7	(21)%	88.4	99.3	(11)%

Total Gross Ton-Miles (Billions)	77.0	99.9	(23)%	172.3	196.6	(12)%
On-Time Originations	88%	88%	—%	90%	85%	6%
On-Time Arrivals(a)	84%	73%	15%	84%	77%	9%

Safety
FRA Personal Injury Frequency Index	1.16	0.83	(40)%	0.86	0.81	(6)%
FRA Train Accident Rate	2.33	2.13	(9)%	2.19	2.47	11%
Certain operating statistics are estimated and can continue to be updated as actuals settle.
(a) Beginning in the third quarter 2019, the calculation of on-time arrivals has changed to consider a train "on time" if it is delivered within two hours of scheduled arrival. Prior year periods have been restated to conform to this change.

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
CSX Q2 2020 Form 10-Q p.34

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

Material Changes in Significant Cash Flows
Significant Cash Flows
        The following chart highlights the components of the net increase of $1.4 billion and net decrease of $5 million in cash and cash equivalents for operating, investing and financing activities for six months ended 2020 and 2019, respectively.

•Cash provided by operating activities decreased $83 million primarily driven by lower cash-generating income, partially offset by favorable changes in working capital including the impacts of tax payment deferrals available under the CARES Act.

•Cash used in investing activities decreased $1.3 billion primarily as a result of decreased purchases and increased sales of short-term investments, partially offset by lower proceeds from property dispositions.

•Cash used in financing activities decreased $268 million driven by lower share repurchases, partially offset by lower proceeds from debt issuances and higher debt repayments.

Sources of Cash and Liquidity and Uses of Cash
As of the end of second quarter 2020, CSX had $2.6 billion of cash, cash equivalents and short-term investments. CSX uses current cash balances for general corporate purposes, which may include reduction or refinancing of outstanding indebtedness, capital expenditures, working capital requirements, contributions to the Company's qualified pension plan, redemptions and repurchases of CSX common stock and dividends to shareholders. See Note 7, Debt and Credit Agreements.

The Company has multiple sources of liquidity, including cash generated from operations and financing sources. The Company filed a shelf registration statement with the SEC on February 12, 2019, which is unlimited as to amount and may be used to issue debt or equity securities at CSX’s discretion, subject to market conditions and CSX Board authorization. While CSX seeks to give itself flexibility with respect to cash requirements, there can be no assurance that market conditions would permit CSX to sell such securities on acceptable terms at any given time, or at all. During six months ended 2020, CSX issued a total of $500 million of new long-term debt.

CSX Q2 2020 Form 10-Q p.35

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CSX has a $1.2 billion unsecured, revolving credit facility backed by a diverse syndicate of banks that expires in March 2024. At June 30, 2020, the Company had no outstanding balances under this facility. The Company also has a commercial paper program, backed by the revolving credit facility, under which the Company may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $1.0 billion outstanding at any one time. At June 30, 2020, the Company had no outstanding debt under the commercial paper program.

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

        Of the total 2020 investment, approximately $50 million is planned to fund Positive Train Control ("PTC") implementation. PTC implementation is essentially complete at a total cost of $2.4 billion which included installing the new system along tracks, upgrading locomotives, adding communication equipment and developing new technologies. While the Company expects ongoing PTC costs, future PTC implementation costs are not expected to be material.

Material Changes in the Consolidated Balance Sheets and Working Capital
Consolidated Balance Sheets
        Total assets increased $647 million from year end primarily due to the net increase of $640 million in cash and short-term investments driven by cash from operations of $2.2 billion and proceeds from the issuance of $500 million of long-term debt, partially offset by property additions of $801 million, share repurchases of $616 million, dividends paid of $400 million and debt repayments of $227 million.

Total liabilities increased $347 million from year end primarily due to the issuance of $500 million of long-term debt and an increase in income and other taxes payable of $311 million driven by tax payment deferrals available under the CARES Act. These increases were partially offset by debt repayments of $227 million, a decrease in labor and fringe benefit payable of $137 million primarily resulting from the payment of incentive compensation and a decrease in accounts payable of $83 million. Total shareholders' equity increased $300 million from year end primarily driven by net earnings of $1.3 billion, partially offset by share repurchases of $616 million and dividends paid of $400 million.

Working capital is considered a measure of a company's ability to meet its short-term needs. CSX had a working capital surplus of $1.4 billion and $1.1 billion as of June 30, 2020 and December 31, 2019, respectively. The increase in working capital since year end of $317 million is primarily due to the net increase of $640 million in cash and short-term investments described above as well as the decreases in labor and fringe benefit payable of $137 million and accounts payable of $83 million. These favorable changes were partially offset by an increase in income taxes payable of $311 million, an increase in current maturities of long-term debt of $133 million and a decrease in accounts receivable of $126 million commensurate with lower revenues resulting from the COVID-19 pandemic.

CSX Q2 2020 Form 10-Q p.36

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

Guaranteed Notes Issued By CSXT
In March 2020, the SEC adopted amendments to reduce and simplify the financial disclosure requirements for guarantors and issuers of guaranteed registered securities effective January 4, 2021, with early voluntary compliance permitted. CSX has elected to comply with these amendments effective second quarter 2020. As a result, separate condensed consolidating financial information for wholly-owned subsidiaries who issued or guaranteed notes will no longer be included in the footnotes to the financial statements in Quarterly and Annual Reports on Form 10-Q and Form 10-K. Also in accordance with the amendments, CSX is not required to present combined summary financial information regarding such subsidiary issuers and guarantors because the assets, liabilities and results of operations of the combined issuers and guarantors of the notes are not materially different than the corresponding amounts presented in the consolidated financial statements.

In 2007, CSXT, a wholly-owned subsidiary of CSX Corporation, issued $381 million of secured equipment notes maturing in 2023 in a registered public offering. CSX Corporation has fully and unconditionally guaranteed the notes. At CSXT’s option, CSXT may redeem any or all of the notes, in whole or in part, at any time, at the redemption price including premium. In the case of loss or destruction of any item of equipment securing the notes, if CSXT does not substitute another item of equipment for the item suffering such loss or destruction, CSXT will be required to redeem the notes in part at par. The guarantee of the notes will rank equally in right of payment with all existing and future senior obligations of CSX Corporation and will be effectively subordinated to all future secured indebtedness of CSX Corporation to the extent of the assets securing such indebtedness. The guarantee is subject to release in limited circumstances only upon the occurrence of certain customary conditions. At June 30, 2020, the principal balance of these secured equipment notes was $178 million.

CSX Q2 2020 Form 10-Q p.37

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
LABOR AGREEMENTS
        Approximately 15,000 of the Company's nearly 19,000 employees are members of a labor union. In November 2019, notices were served to the 13 rail unions that participate in national bargaining to begin negotiations for benefits, wages and work rules for the next labor bargaining round for 2020. Current agreements remain in place until modified by these negotiations. Typically, such negotiations take several years before agreements are reached.

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

•personal injury, environmental and legal reserves;
•pension and post-retirement medical plan accounting; and
•depreciation policies for assets under the group-life method.

CSX Q2 2020 Form 10-Q p.38

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
        Certain statements in this report and in other materials filed with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made by the Company, are forward-looking statements. The Company intends for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements within the meaning of the Private Securities Litigation Reform Act may contain, among others, statements regarding:

•projections and estimates of earnings, revenues, margins, volumes, rates, cost-savings, expenses, taxes or other financial items;
•expectations as to results of operations and operational initiatives;
•expectations as to the effect of claims, lawsuits, environmental costs, commitments, contingent liabilities, labor negotiations or agreements on the Company's financial condition, results of operations or liquidity;
•management's plans, strategies and objectives for future operations, capital expenditures, workforce levels, dividends, share repurchases, safety and service performance, proposed new services and other matters that are not historical facts, and management's expectations as to future performance and operations and the time by which objectives will be achieved; and
•future economic, industry or market conditions or performance and their effect on the Company's financial condition, results of operations or liquidity.
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

        Forward-looking statements are subject to a number of risks and uncertainties and actual performance or results could differ materially from those anticipated by any forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statement. If the Company does update any forward-looking statement, no inference should be drawn that the Company will make additional updates with respect to that statement or any other forward-looking statements. The following important factors, in addition to those discussed in Part I, Item 1A Risk Factors of CSX's most recent annual report on Form 10-K and elsewhere in this report, may cause actual results to differ materially from those contemplated by any forward-looking statements:

•legislative, regulatory or legal developments involving transportation, including rail or intermodal transportation, the environment, hazardous materials, taxation, international trade and initiatives to further regulate the rail industry;
•the outcome of litigation, claims and other contingent liabilities, including, but not limited to, those related to fuel surcharge, environmental matters, taxes, shipper and rate claims subject to adjudication, personal injuries and occupational illnesses;
CSX Q2 2020 Form 10-Q p.39

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
•changes in domestic or international economic, political or business conditions, including those affecting the transportation industry (such as the impact of industry competition, conditions, performance and consolidation) and the level of demand for products carried by CSXT;
•natural events such as severe weather conditions, including floods, fire, hurricanes and earthquakes, a pandemic crisis, including the recent outbreak of the coronavirus COVID-19, affecting the health of the Company's employees, its shippers or the consumers of goods, or other unforeseen disruptions of the Company's operations, systems, property, equipment or supply chain;
•competition from other modes of freight transportation, such as trucking and competition and consolidation or financial distress within the transportation industry generally;
•the cost of compliance with laws and regulations that differ from expectations (including those associated with PTC implementation) as well as costs, penalties and operational and liquidity impacts associated with noncompliance with applicable laws or regulations;
•the impact of increased passenger activities in capacity-constrained areas, including potential effects of high speed rail initiatives, or regulatory changes affecting when CSXT can transport freight or service routes;
•unanticipated conditions in the financial markets that may affect timely access to capital markets and the cost of capital, as well as management's decisions regarding share repurchases;
•changes in fuel prices, surcharges for fuel and the availability of fuel;
•the impact of natural gas prices on coal-fired electricity generation;
•the impact of global supply and price of seaborne coal on CSXT's export coal market;
•availability of insurance coverage at commercially reasonable rates or insufficient insurance coverage to cover claims or damages;
•the inherent business risks associated with safety and security, including the transportation of hazardous materials or a cybersecurity attack which would threaten the availability and vulnerability of information technology;
•adverse economic or operational effects from actual or threatened war or terrorist activities and any governmental response;
•loss of key personnel or the inability to hire and retain qualified employees;
•labor and benefit costs and labor difficulties, including stoppages affecting either the Company's operations or customers' ability to deliver goods to the Company for shipment;
•the Company's success in implementing its strategic, financial and operational initiatives;
•the impact of conditions in the real estate market on the Company's ability to sell assets;
•changes in operating conditions and costs or commodity concentrations; and
•the inherent uncertainty associated with projecting economic and business conditions.
Other important assumptions and factors that could cause actual results to differ materially from those in the forward-looking statements are specified elsewhere in this report and in CSX's other SEC reports, which are accessible on the SEC's website at www.sec.gov and the Company's website at www.csx.com. The information on the CSX website is not part of this quarterly report on Form 10-Q.

CSX Q2 2020 Form 10-Q p.40

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk from the information provided under Part II, Item 7A (Quantitative and Qualitative Disclosures about Market Risk) of CSX's most recent annual report on Form 10-K except as provided below.

Changes in interest rates may impact the cost of future long-term debt issued by the Company, and as a result, represent interest rate risk to the Company. In an effort to manage this risk, CSX may use certain financial instruments such as interest rate forward contracts. The following information, together with information included in Note 7, Debt and Credit Agreements, describes the key aspects of such contracts and the related market risk to CSX.

On April 29, 2020, the Company executed a forward starting interest rate swap with an aggregate notional value of $250 million. The purpose of this swap, designated as a cash flow hedge, is to hedge against changes in the benchmark interest rate associated with future interest payments related to the anticipated refinancing of notes due 2027. The Company recognized an unrealized gain of $9 million, net of tax, in the consolidated statements of comprehensive income during the quarter ended June 30, 2020 with the related asset on the balance sheet as of June 30, 2020. Upon settlement of the swap, which expires in 2027, the unrealized gain or loss in AOCI will be recognized in earnings as an adjustment to interest expense over the same period during which the hedged transaction affects earnings.

ITEM 4. CONTROLS AND PROCEDURES
As of June 30, 2020, under the supervision and with the participation of CSX's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that, as of June 30, 2020, the Company's disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in CSX's periodic SEC reports. There were no changes in the Company's internal controls over financial reporting during the second quarter of 2020 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

CSX Q2 2020 Form 10-Q p.41

CSX CORPORATION

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
        For further details, please refer to Note 5. Commitments and Contingencies of this quarterly report on Form 10-Q. Also refer to Part I, Item 3. Legal Proceedings in CSX's most recent annual report on Form 10-K.

Item 1A. Risk Factors
        For information regarding factors that could affect the Company's results of operations, financial condition and liquidity, see the risk factors discussed under Part I, Item 1A (Risk Factors) of CSX's most recent annual report on Form 10-K and under Part II, Item 1A of the Company’s quarterly report on Form 10-Q for first quarter 2020. See also Part I, Item 2 (Forward-Looking Statements) of this quarterly report on Form 10-Q.

Item 2. CSX Purchases of Equity Securities
        The Company continues to repurchase shares under the $5 billion program announced in January 2019. For more information about share repurchases, see Note 2 Earnings Per Share. Share repurchase activity for the second quarter 2020 was as follows:

	CSX Purchases of Equity Securities for the Quarter
Second Quarter	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning Balance				$1,179,116,549
April 1 - April 30, 2020	17,470	$63.69	—	1,179,116,549
May 1 - May 31, 2020	—	—	—	1,179,116,549
June 1 - June 30, 2020	579,541	67.28	579,541	1,140,125,168
Ending Balance	597,011	$67.17	579,541	$1,140,125,168
(a) The difference of 17,470 shares between the "Total Number of Shares Purchased" and the "Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs" for the quarter represents shares purchased to fund the Company's contribution to a 401(k) plan that covers certain union employees.

Item 3. Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
        Not Applicable

Item 5. Other Information
        None
CSX Q2 2020 Form 10-Q p.42

CSX CORPORATION
PART II
Item 6. Exhibits

Exhibit designation	Nature of exhibit	Previously filed as exhibit to

Material contracts:
10.1	Amendment to Form of Change of Control Agreement	May 8, 2020 Exhibit 10.1, Form 8-K

Officer certifications:
31*	Rule 13a-14(a) Certifications
32*	Section 1350 Certifications

Interactive data files:
101*	The following financial information from CSX Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed with the SEC on July 22, 2020, formatted in inline XBRL includes: (i) consolidated income statements for the quarters ended June 30, 2020 and June 30, 2019, (ii) condensed consolidated comprehensive income statements for the quarters ended June 30, 2020 and June 30, 2019, (iii) consolidated balance sheets at June 30, 2020 and December 31, 2019, (iv) consolidated cash flow statements for the six months ended June 30, 2020 and June 30, 2019, (v) consolidated statement of changes in shareholders' equity for the quarters ended June 30, 2020 and June 30, 2019, and (vi) the notes to consolidated financial statements.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)

Other exhibits:
22.1*	List of Subsidiary Issuers and Guarantors

* Filed herewith
CSX Q2 2020 Form 10-Q p.43

CSX CORPORATION
PART II

SIGNATURE
        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSX CORPORATION
(Registrant)

By: /s/ ANGELA C. WILLIAMS
Angela C. Williams
Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Dated: July 22, 2020

CSX Q2 2020 Form 10-Q p.44