Form 10-Q
period 2020-09-30
CSX CORP
filed 2020-10-22
CIK 277948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(☒)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
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
Yes (☐) No (X)
There were 764,774,958 shares of common stock outstanding on September 30, 2020 (the latest practicable date that is closest to the filing date).
CSX Q3 2020 Form 10-Q p.1

CSX CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020
CSX Q3 2020 Form 10-Q p.2

CSX CORPORATION
PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED INCOME STATEMENTS (Unaudited)
(Dollars in millions, except per share amounts)

	Third Quarters		Nine Months
	2020	2019	2020	2019

Revenue	$2,648	$2,978	$7,758	$9,052
Expense
Labor and Fringe	574	638	1,687	1,958
Materials, Supplies and Other	378	407	1,239	1,323
Depreciation	348	338	1,036	1,005
Fuel	119	223	402	690
Equipment and Other Rents	88	85	247	265
Total Expense	1,507	1,691	4,611	5,241

Operating Income	1,141	1,287	3,147	3,811

Interest Expense	(187)	(186)	(565)	(548)
Other Income - Net	14	24	51	72
Earnings Before Income Taxes	968	1,125	2,633	3,335

Income Tax Expense	(232)	(269)	(628)	(775)
Net Earnings	$736	$856	$2,005	$2,560

Per Common Share (Note 2)
Net Earnings Per Share, Basic	$0.96	$1.08	$2.61	$3.19
Net Earnings Per Share, Assuming Dilution	$0.96	$1.08	$2.61	$3.18

Average Shares Outstanding (In millions)	765	790	767	803
Average Shares Outstanding, Assuming Dilution (In millions)	767	792	769	805

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS (Unaudited)
(Dollars in millions)

	Third Quarters		Nine Months
	2020	2019	2020	2019
Total Comprehensive Earnings (Note 11)	$770	$863	$2,062	$2,573

Certain prior year data has been reclassified to conform to the current presentation.

See accompanying notes to consolidated financial statements.

CSX Q3 2020 Form 10-Q p.3

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	(Unaudited)
	September 30, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and Cash Equivalents	$2,898	$958
Short-term Investments	1	996
Accounts Receivable - Net (Note 8)	980	986
Materials and Supplies	253	261
Other Current Assets	96	77
Total Current Assets	4,228	3,278

Properties	45,409	45,100
Accumulated Depreciation	(13,028)	(12,932)
Properties - Net	32,381	32,168

Investment in Conrail	1,012	982
Affiliates and Other Companies	937	897
Right-of-Use Lease Asset	500	532
Other Long-term Assets	385	400
Total Assets	$39,443	$38,257

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$1,042	$1,043
Labor and Fringe Benefits Payable	436	489
Casualty, Environmental and Other Reserves (Note 4)	104	100
Current Maturities of Long-term Debt (Note 7)	371	245
Income and Other Taxes Payable	140	69
Other Current Liabilities	201	205
Total Current Liabilities	2,294	2,151

Casualty, Environmental and Other Reserves (Note 4)	205	205
Long-term Debt (Note 7)	16,121	15,993
Deferred Income Taxes - Net	7,087	6,961
Long-term Lease Liability	475	493
Other Long-term Liabilities	534	591
Total Liabilities	26,716	26,394

Shareholders' Equity:
Common Stock, $1 Par Value	765	773
Other Capital	400	346
Retained Earnings	12,166	11,404
Accumulated Other Comprehensive Loss (Note 11)	(618)	(675)
Non-controlling Interest	14	15
Total Shareholders' Equity	12,727	11,863
Total Liabilities and Shareholders' Equity	$39,443	$38,257

See accompanying notes to consolidated financial statements.
CSX Q3 2020 Form 10-Q p.4

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CASH FLOW STATEMENTS (Unaudited)
(Dollars in millions)

	Nine Months
	2020	2019

OPERATING ACTIVITIES
Net Earnings	$2,005	$2,560
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation	1,036	1,005
Deferred Income Taxes	117	186
Gains on Property Dispositions	(33)	(129)
Other Operating Activities	(30)	(81)
Changes in Operating Assets and Liabilities:
Accounts Receivable	12	(39)
Other Current Assets	(37)	84
Accounts Payable	(6)	152
Income and Other Taxes Payable	98	114
Other Current Liabilities	(34)	(115)
Net Cash Provided by Operating Activities	3,128	3,737

INVESTING ACTIVITIES
Property Additions	(1,209)	(1,191)
Proceeds from Property Dispositions	51	218
Purchases of Short-term Investments	(426)	(2,255)
Proceeds from Sales of Short-term Investments	1,423	1,480
Other Investing Activities	(32)	19
Net Cash Used In Investing Activities	(193)	(1,729)

FINANCING ACTIVITIES
Long-term Debt Issued (Note 7)	500	2,000
Long-term Debt Repaid (Note 7)	(245)	(18)
Dividends Paid	(599)	(577)
Shares Repurchased	(664)	(2,767)
Other Financing Activities	13	17
Net Cash Used in Financing Activities	(995)	(1,345)

Net Increase in Cash and Cash Equivalents	1,940	663

CASH AND CASH EQUIVALENTS
Cash and Cash Equivalents at Beginning of Period	958	858
Cash and Cash Equivalents at End of Period	$2,898	$1,521

Certain prior year data has been reclassified to conform to the current presentation.

See accompanying notes to consolidated financial statements.
CSX Q3 2020 Form 10-Q p.5

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY
(Dollars in millions)

Nine Months 2020	Common Shares Outstanding (Thousands)	Common Stock and Other Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(a)	Non-controlling Interest	Total Shareholders' Equity

Balance December 31, 2019	773,471	$1,119	$11,404	$(675)	$15	$11,863
Comprehensive Earnings:
Net Earnings	—	—	770	—	—	770
Other Comprehensive Income (Note 11)	—	—	—	3	—	3
Total Comprehensive Earnings						773

Common stock dividends, $0.26 per share	—	—	(201)	—	—	(201)
Share Repurchases	(8,906)	(9)	(568)	—	—	(577)
Stock Option Exercises and Other	894	21	7	—	2	30
Balance March 31, 2020	765,459	$1,131	$11,412	$(672)	$17	$11,888
Comprehensive Earnings:
Net Earnings	—	—	499	—	—	499
Other Comprehensive Income (Note 11)	—	—	—	20	—	20
Total Comprehensive Earnings						519

Common stock dividends, $0.26 per share	—	—	(199)	—	—	(199)
Share Repurchases	(580)	(1)	(38)	—	—	(39)
Stock Option Exercises and Other	174	(4)	2	—	(4)	(6)
Balance June 30, 2020	765,053	$1,126	$11,676	$(652)	$13	$12,163
Comprehensive Earnings:
Net Earnings	—	—	736	—	—	736
Other Comprehensive Income (Note 11)	—	—	—	34	—	34
Total Comprehensive Earnings						770

Common stock dividends, $0.26 per share	—	—	(199)	—	—	(199)
Share Repurchases	(705)	(1)	(47)	—	—	(48)
Stock Option Exercises and Other	427	40	—	—	1	41
Balance September 30, 2020	764,775	$1,165	$12,166	$(618)	$14	$12,727
a) Accumulated Other Comprehensive Loss balances shown above are net of tax. The associated taxes were $183 million, $178 million and $165 million as of first, second and third quarters 2020, respectively. For additional information, see Note 11, Other Comprehensive Income.
See accompanying notes to consolidated financial statements.
CSX Q3 2020 Form 10-Q p.6

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY
(Dollars in Millions)

Nine Months 2019	Common Shares Outstanding (Thousands)	Common Stock and Other Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(a)	Non-controlling Interest	Total Shareholders' Equity

Balance December 31, 2018	818,180	$1,067	$12,157	$(661)	$17	12,580
Comprehensive Earnings:
Net Earnings	—	—	834	—	—	834
Other Comprehensive Income (Note 11)	—	—	—	2	—	2
Total Comprehensive Earnings						836

Common stock dividends, $0.24 per share	—	—	(195)	—	—	(195)
Share Repurchases	(11,540)	(12)	(784)	—	—	(796)
Stock Option Exercises and Other	2,524	21	(1)	—	—	20
Balance March 31, 2019	809,164	1,076	12,011	(659)	17	12,445
Comprehensive Earnings:
Net Earnings	—	—	870	—	—	870
Other Comprehensive Income (Note 11)	—	—	—	4	—	4
Total Comprehensive Earnings						874

Common stock dividends, $0.24 per share	—	—	(193)	—	—	(193)
Share Repurchases	(11,266)	(11)	(849)	—	—	(860)
Stock Option Exercises and Other	278	23	4	—	(3)	24
Balance June 30, 2019	798,176	1,088	11,843	(655)	14	12,290
Comprehensive Earnings:
Net Earnings	—	—	856	—	—	856
Other Comprehensive Income (Note 11)	—	—	—	7	—	7
Total Comprehensive Earnings						863

Common stock dividends, $0.24 per share	—	—	(189)	—	—	(189)
Share Repurchases	(16,098)	(16)	(1,095)	—	—	(1,111)
Stock Option Exercises and Other	264	24	1	—	1	26
Balance September 30, 2019	782,342	$1,096	$11,416	$(648)	$15	$11,879

a) Accumulated Other Comprehensive Loss balances shown above are net of tax. The associated taxes were $179 million, $177 million and $175 million as of first, second and third quarters 2019, respectively. For additional information, see Note 11, Other Comprehensive Income.
See accompanying notes to consolidated financial statements.
CSX Q3 2020 Form 10-Q p.7

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

Fiscal Year
The Company's fiscal periods are based upon the calendar year. Except as otherwise specified, references to “third quarter(s)” or “nine months” indicate CSX's fiscal periods ending September 30, 2020 and September 30, 2019, and references to "year-end" indicate the fiscal year ended December 31, 2019.

CSX Q3 2020 Form 10-Q p.8

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

NOTE 2.    Earnings Per Share

    The following table sets forth the computation of basic earnings per share and earnings per share, assuming dilution:

	Third Quarters		Nine Months
	2020	2019	2020	2019
Numerator (Dollars in millions):
Net Earnings	$736	$856	$2,005	$2,560

Denominator (Units in millions):
Average Common Shares Outstanding	765	790	767	803
Other Potentially Dilutive Common Shares	2	2	2	2
Average Common Shares Outstanding, Assuming Dilution	767	792	769	805

Net Earnings Per Share, Basic	$0.96	$1.08	$2.61	$3.19
Net Earnings Per Share, Assuming Dilution	$0.96	$1.08	$2.61	$3.18

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

CSX Q3 2020 Form 10-Q p.9

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2.    Earnings Per Share, continued

    When calculating diluted earnings per share, the potential shares that would be outstanding if all outstanding stock options were exercised are included. This number is different from outstanding stock options because it is offset by shares CSX could repurchase using the proceeds from these hypothetical exercises to obtain the common stock equivalent. The total average outstanding stock options that were excluded from the diluted earnings per share calculation because their effect was antidilutive is in the table below.

	Third Quarters		Nine Months
	2020	2019	2020	2019
Antidilutive stock options excluded from Diluted EPS (Millions)	2	1	2	1

Share Repurchases
    In January 2019, the Company announced a $5 billion share repurchase program. At September 30, 2020, approximately $1.1 billion of authority remained under this program. On October 21, 2020, the Company announced a new, incremental $5 billion share repurchase program, bringing the remaining repurchase authority as of the announcement date to $6.1 billion. During the third quarter and nine months ended 2020 and 2019, the Company engaged in the following repurchase activities:

	Third Quarters		Nine Months
	2020	2019	2020	2019
Shares Repurchased (Millions)	1	16	10	39
Cost of Shares (Dollars in millions)	$48	$1,111	$664	$2,767

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

CSX Q3 2020 Form 10-Q p.10

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3.     Stock Plans and Share-Based Compensation

Under CSX's share-based compensation plans, awards consist of performance units, stock options, restricted stock units and restricted stock awards for management and stock grants for directors. Awards granted under the various programs are determined and approved by the Compensation and Talent Management Committee of the Board of Directors. Awards to the Chief Executive Officer are approved by the full Board and awards to senior executives are approved by the Compensation and Talent Management Committee. In certain circumstances, the Chief Executive Officer or delegate approves awards to management employees other than senior executives. The Board of Directors approves awards granted to CSX's non-management directors upon recommendation of the Governance and Sustainability Committee.

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

	Third Quarters		Nine Months
(Dollars in millions)	2020	2019	2020	2019
Share-Based Compensation Expense:
Performance Units	$14	$8	6	$23
Stock Options	3	2	16	9
Restricted Stock Units and Awards	2	2	5	6
Employee Stock Purchase Plan	1	1	3	3
Stock Awards for Directors	—	—	2	2
Total Share-Based Compensation Expense	$20	$13	$32	$43
Income Tax Benefit	$6	$6	$17	$41
CSX Q3 2020 Form 10-Q p.11

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

    Grants were made in performance units, with each unit representing the right to receive one share of CSX common stock, and payouts will be made in CSX common stock. The payout range for participants will be between 0% and 200% of the target awards depending on Company performance against predetermined goals. Payouts for certain executive officers are subject to formulaic upward or downward adjustment by up to 25%, capped at an overall payout of 250%, based upon the Company's total shareholder return relative to specified comparable groups over the performance period. Participants will receive stock dividend equivalents declared over the performance period based on the number of performance units paid upon vesting. No significant grants were made during third quarters 2020 and 2019. The fair values of the performance units awarded during the nine months ended 2020 and 2019 were primarily calculated using a Monte-Carlo simulation model with the following weighted-average assumptions:

	Nine Months
	2020	2019
Weighted-average assumptions used:
Annual dividend yield	N/A	1.4%
Risk-free interest rate	1.4%	2.5%
Annualized volatility	24.5%	27.6%
Expected life (in years)	2.9	2.9

Stock Options
    In February 2020, the Company granted approximately 1.3 million stock options along with the corresponding LTIP. The fair value of stock options on the date of grant was $18.88 per option, which was calculated using the Black-Scholes valuation model. These stock options were granted with ten-year terms and vest over three years in equal installments each year on the anniversary of the grant date. The exercise price for stock options granted equals the closing market price of the underlying stock on the date of grant. These awards are time-based and are not based upon attainment of performance goals. No options were granted during third quarter 2020. During third quarter 2019, there were immaterial grants of stock options to certain members of management.
CSX Q3 2020 Form 10-Q p.12

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3.     Stock Plans and Share-Based Compensation, continued

    The fair values of all stock option awards during the quarters and nine months ended September 30, 2020 and September 30, 2019 were estimated at the grant date with the following weighted average assumptions:

	Third Quarters		Nine Months
	2020	2019	2020	2019
Weighted-average grant-date fair value	N/A	$15.44	$18.87	$17.99

Stock options valuation assumptions:
Annual dividend yield	N/A	1.4%	1.2%	1.3%
Risk-free interest rate	N/A	1.4%	1.4%	2.5%
Annualized volatility	N/A	25.7%	26.0%	25.7%
Expected life (in years)	N/A	6.5	6.0	6.1

Other pricing model inputs:
Weighted-average grant-date market price of CSX stock (strike price)	N/A	$66.35	$79.48	$69.96

Restricted Stock Units
    In February 2020, the Company granted 91 thousand restricted stock units along with the corresponding LTIP. The restricted stock units vest three years after the date of grant. Participants will receive stock dividend equivalents on the vested shares upon vesting. These awards are time-based and are not based upon CSX's attainment of operational targets. Restricted stock units are paid out in CSX common stock on a one-for-one basis. For information related to the Company's other outstanding long-term incentive compensation, see CSX's most recent annual report on Form 10-K.

Employee Stock Purchase Plan
In May 2018, shareholders approved the 2018 CSX Employee Stock Purchase Plan (“ESPP”) for the benefit of Company employees. The Company registered 4 million shares of common stock that may be issued pursuant to this plan. Under the ESPP, employees may contribute between 1% and 10% of base compensation, after-tax, to purchase up to $25,000 of market value CSX common stock per year at 85% of the closing market price on either the grant date or the last day of the six-month offering period, whichever is lower. During third quarter and nine months ended September 30, 2020 and September 30, 2019, the company issued the following shares under this program:

	Third Quarters		Nine Months
	2020	2019	2020	2019
Shares issued (in thousands)	120	144	242	249
Weighted average purchase price per share	$59.28	$52.66	$60.40	$52.72
CSX Q3 2020 Form 10-Q p.13

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4.    Casualty, Environmental and Other Reserves

Personal injury and environmental reserves are considered critical accounting estimates due to the need for management judgment. Casualty, environmental and other reserves are provided for in the consolidated balance sheets as shown in the table below.

	September 30, 2020			December 31, 2019
(Dollars in millions)	Current	Long-term	Total	Current	Long-term	Total

Casualty:
Personal Injury	$44	$85	$129	$42	$87	$129
Occupational	9	54	63	6	52	58
Total Casualty	53	139	192	48	139	187
Environmental	30	44	74	31	43	74
Other	21	22	43	21	23	44
Total	$104	$205	$309	$100	$205	$305

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

Casualty
     Casualty reserves of $192 million and $187 million as of September 30, 2020 and December 31, 2019, respectively, represent accruals for personal injury, occupational disease and occupational injury claims. The Company's self-insured retention amount for these claims is $75 million per occurrence. Currently, no individual claim is expected to exceed the self-insured retention amount. In accordance with the Contingencies Topic in the ASC, to the extent the value of an individual claim exceeds the self-insured retention amount, the Company would present the liability on a gross basis with a corresponding receivable for insurance recoveries. These reserves fluctuate based upon the timing of payments as well as changes in estimate. Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. Most of the Company's casualty claims relate to CSXT. Defense and processing costs, which historically have been insignificant and are anticipated to be insignificant in the future, are not included in the recorded liabilities.

Personal Injury
    Personal injury reserves represent liabilities for employee work-related and third-party injuries. Work-related injuries for CSXT employees are primarily subject to the Federal Employers’ Liability Act (“FELA”). CSXT retains an independent actuary to assist management in assessing the value of personal injury claims. An analysis is performed by the actuary quarterly and is reviewed by management. This analysis did not result in a material adjustment to the personal injury reserve in the quarter ended September 30, 2020 or September 30, 2019. The methodology used by the actuary includes a development factor to reflect growth or reduction in the value of these personal injury claims based largely on CSXT's historical claims and settlement experience.
CSX Q3 2020 Form 10-Q p.14

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4.    Casualty, Environmental and Other Reserves, continued

Occupational
    Occupational reserves represent liabilities arising from allegations of exposure to certain materials in the workplace (such as solvents, soaps, chemicals and diesel fumes), past exposure to asbestos or allegations of chronic physical injuries resulting from work conditions (such as repetitive stress injuries). Beginning in second quarter 2020, the Company retains an independent actuary to analyze the Company’s historical claim filings, settlement amounts, and dismissal rates to assist in determining future anticipated claim filing rates and average settlement values. This analysis is performed by the actuary and reviewed by management quarterly. Previously, the quarterly analysis was performed by management. There were no material adjustments to the occupational reserve in the quarter ended September 30, 2020 or September 30, 2019.

Environmental
Environmental reserves were $74 million as of both September 30, 2020 and December 31, 2019. The Company is a party to various proceedings related to environmental issues, including administrative and judicial proceedings involving private parties and regulatory agencies. The Company has been identified as a potentially responsible party at approximately 224 environmentally impaired sites. Many of these are, or may be, subject to remedial action under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), also known as the Superfund Law, or similar state statutes. Most of these proceedings arose from environmental conditions on properties used for ongoing or discontinued railroad operations. A number of these proceedings, however, are based on allegations that the Company, or its predecessors, sent hazardous substances to facilities owned or operated by others for treatment, recycling or disposal. In addition, some of the Company's land holdings were leased to others for commercial or industrial uses that may have resulted in releases of hazardous substances or other regulated materials onto the property and could give rise to proceedings against the Company.

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
CSX Q3 2020 Form 10-Q p.15

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

Other
Other reserves were $43 million and $44 million as of September 30, 2020 and December 31, 2019, respectively. These reserves include liabilities for various claims, such as property, automobile and general liability. Also included in other reserves are longshoremen disability claims related to a previously owned international shipping business (these claims are in runoff) as well as claims for current port employees.

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
CSX Q3 2020 Form 10-Q p.16

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

    The Company is able to estimate a range of possible loss for certain legal proceedings for which a loss is reasonably possible in excess of reserves established. The Company has estimated this range to be $2 million to $41 million in aggregate at September 30, 2020. This estimated aggregate range is based upon currently available information and is subject to significant judgment and a variety of assumptions. Accordingly, the Company's estimate will change from time to time, and actual losses may vary significantly from the current estimate.

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
CSX Q3 2020 Form 10-Q p.17

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 5.    Commitments and Contingencies, continued

Environmental
    CSXT is indemnifying Pharmacia LLC, formerly known as Monsanto Company, ("Pharmacia") for certain liabilities associated with real estate located in Kearny, New Jersey along the Lower Passaic River (the “Property”). The Property, which was formerly owned by Pharmacia, is now owned by CSXT. CSXT's indemnification and defense duties arise with respect to several matters. The U.S. Environmental Protection Agency ("EPA"), using its CERCLA authority, seeks the investigation and cleanup of hazardous substances in the 17-mile Lower Passaic River Study Area (the "Study Area”). CSXT, on behalf of Pharmacia, and a significant number of other potentially responsible parties are together conducting a Remedial Investigation and Feasibility Study of the Study Area pursuant to an Administrative Settlement Agreement and Order on Consent with the EPA. Pharmacia’s share of responsibility, indemnified by CSXT, for the investigation and cleanup costs of the Study Area may be determined through various mechanisms including (a) an allocation and settlement with the EPA; (b) litigation brought by the EPA against non-settling parties; or (c) litigation among the responsible parties.

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

CSX Q3 2020 Form 10-Q p.18

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

	Pension Benefits Cost
	Third Quarters		Nine Months
(Dollars in millions)	2020	2019	2020	2019
Service Cost Included in Labor and Fringe	$10	$8	$30	$24

Interest Cost	20	25	61	77
Expected Return on Plan Assets	(43)	(43)	(130)	(129)
Amortization of Net Loss	15	8	43	23
Total Included in Other Income - Net	(8)	(10)	(26)	(29)

Net Periodic Benefit Cost/(Credit)	$2	$(2)	$4	$(5)

	Other Post-retirement Benefits Cost
	Third Quarters		Nine Months
(Dollars in millions)	2020	2019	2020	2019
Service Cost Included in Labor and Fringe	$—	$—	$1	$1

Interest Cost	1	—	2	2
Amortization of Prior Service Costs	(2)	(2)	(5)	(5)
Total Included in Other Income - Net	(1)	(2)	(3)	(3)

Net Periodic Benefit Cost/(Credit)	$(1)	$(2)	$(2)	$(2)

    Qualified pension plan obligations are funded in accordance with regulatory requirements and with an objective of meeting or exceeding minimum funding requirements necessary to avoid restrictions on flexibility of plan operation and benefit payments. No contributions to the Company's qualified pension plans are expected in 2020.

CSX Q3 2020 Form 10-Q p.19

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 7.    Debt and Credit Agreements

Total activity related to long-term debt as of the end of third quarter 2020 is shown in the table below. For fair value information related to the Company's long-term debt, see Note 10, Fair Value Measurements.

(Dollars in millions)	Current Portion	Long-term Portion	Total
Long-term debt as of December 31, 2019	$245	$15,993	$16,238
2020 activity:
Long-term debt issued	—	500	500
Long-term debt repaid	(245)	—	(245)
Reclassifications	371	(371)	—
Discount, premium and other activity	—	(1)	(1)
Long-term debt as of September 30, 2020	$371	$16,121	$16,492
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

Interest Rate Derivatives
On both April 29, 2020, and July 9, 2020, the Company executed a forward starting interest rate swap with a notional value of $250 million for an aggregate notional value of $500 million. These swaps were effected to hedge the benchmark interest rate associated with future interest payments related to the anticipated refinancing of $850 million of 3.25% notes due in 2027. In accordance with the Derivatives and Hedging Topic in the ASC, the Company has designated these swaps as cash flow hedges. As of September 30, 2020, the asset value of the forward starting interest rate swaps was $44 million and was recorded in other long-term assets on the consolidated balance sheet.

Unrealized gains or losses associated with changes in the fair value of the hedge are recorded net of tax in accumulated other comprehensive income (“AOCI”) on the consolidated balance sheet. Unless settled early, the swaps will expire in 2027 and the unrealized gain or loss in AOCI will be recognized in earnings as an adjustment to interest expense over the same period during which the hedged transaction affects earnings. Unrealized gains, recorded net of tax in other comprehensive income, related to the hedge were $25 million and $34 million for the quarter and nine months ended September 30, 2020, respectively.

Credit Facility
    CSX has a $1.2 billion unsecured, revolving credit facility backed by a diverse syndicate of banks. This facility allows same-day borrowings at floating interest rates, based on LIBOR or an agreed-upon replacement, plus a spread that depends upon CSX's senior unsecured debt ratings. LIBOR is the London Interbank Offered Rate which is a daily reference rate based on the interest rates at which banks offer to lend unsecured funds. This facility expires in March 2024, and at September 30, 2020, the Company had no outstanding balances under this facility.

    Commitment fees and interest rates payable under the facility were similar to fees and rates available to comparably rated investment-grade borrowers. As of third quarter 2020, CSX was in compliance with all covenant requirements under this facility.
CSX Q3 2020 Form 10-Q p.20

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 7.    Debt and Credit Agreements, continued

Commercial Paper
    Under its commercial paper program, which is backed by the revolving credit facility, the Company may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $1.0 billion outstanding at any one time. Proceeds from issuances of the notes are expected to be used for general corporate purposes. At September 30, 2020, the Company had no outstanding debt under the commercial paper program.

NOTE 8.     Revenues

The Company’s revenues are primarily derived from the transportation of freight as performance obligations that arise from its contracts with customers are satisfied. The following table presents the Company’s revenues disaggregated by market as this best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors:

	Third Quarters		Nine Months
(Dollars in millions)	2020	2019	2020	2019

Chemicals(a)	$566	$590	$1,723	$1,770
Agricultural and Food Products	335	354	1,011	1,056
Automotive	271	297	645	937
Forest Products(a)	206	222	617	652
Metals and Equipment(a)	159	195	500	572
Minerals(a)	144	147	405	419
Fertilizers	96	101	311	323
Total Merchandise	1,777	1,906	5,212	5,729

Coal	330	516	1,022	1,611

Intermodal	445	447	1,226	1,311

Other	96	109	298	401

Total	$2,648	$2,978	$7,758	$9,052
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

CSX Q3 2020 Form 10-Q p.21

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 8.     Revenues, continued

The average transit time to complete a shipment is between 2 to 7 days depending on market. Payments for transportation services are normally billed once a BOL is received and are generally due within 15 days after the invoice date. The Company recognizes revenue over transit time of freight as it moves from origin to destination. Revenue for services started but not completed at the reporting date is allocated based on the relative transit time in each reporting period, with the portion allocated for services subsequent to the reporting date considered remaining performance obligations.

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

During the third quarters and nine months ended 2020 and 2019, revenue recognized from performance obligations related to prior periods (for example, due to changes in transaction price), was not material.

Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to future reporting periods for freight services started but not completed at the reporting date. This includes the unearned portion of billed and unbilled amounts for cancellable freight shipments in transit. The Company expects to recognize the unearned portion of revenue for freight services in transit within one week of the reporting date. As of September 30, 2020, remaining performance obligations were not material.

Contract Balances and Accounts Receivable
The timing of revenue recognition, billings and cash collections results in accounts receivable and customer advances and deposits (contract liabilities) on the consolidated balance sheets. Contract assets, contract liabilities and deferred contract costs recorded on the consolidated balance sheet as of September 30, 2020, were not material.
CSX Q3 2020 Form 10-Q p.22

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 8.     Revenues, continued

The Company’s accounts receivable - net consists of freight and non-freight receivables, reduced by an allowance for credit losses.

(Dollars in millions)	September 30, 2020	December 31, 2019

Freight Receivables	$756	$790
Freight Allowance for Credit Losses	(16)	(21)
Freight Receivables, net	740	769

Non-Freight Receivables	250	226
Non-Freight Allowance for Credit Losses	(10)	(9)
Non-Freight Receivables, net	240	217
Total Accounts Receivable, net	$980	$986

Freight receivables include amounts earned, billed and unbilled, and currently due from customers for transportation-related services. Non-freight receivables include amounts billed and unbilled and currently due related to government reimbursement receivables and other non-revenue receivables. The Company maintains an allowance for credit losses to provide for the estimated amount of receivables that will not be collected. The allowance is based upon an assessment of risk characteristics, historical payment experience, and the age of outstanding receivables adjusted for forward-looking economic conditions as necessary. Credit losses recognized on the Company’s accounts receivable were not material in the third quarters or nine months ended 2020 and 2019.

NOTE 9.    Income Taxes

    There have been no material changes to the balance of unrecognized tax benefits reported at December 31, 2019.

CSX Q3 2020 Form 10-Q p.23

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
CSX Q3 2020 Form 10-Q p.24

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 10.    Fair Value Measurements, continued

    The Company's investment assets are carried at fair value on the consolidated balance sheets as summarized in the following table. All of the inputs used to determine the fair value of the Company's investments are Level 2 inputs.

(Dollars in Millions)	September 30, 2020	December 31, 2019
Commercial Paper and Certificates of Deposit	$—	$989
Corporate Bonds	68	59
Government Securities	34	36
Total investments at fair value	$102	$1,084

Total investments at amortized cost	$91	$1,076

These investments have the following maturities:

(Dollars in millions)	September 30, 2020	December 31, 2019
Less than 1 year	$1	$996
1 - 5 years	18	10
5 - 10 years	30	25
Greater than 10 years	53	53
Total investments at fair value	$102	$1,084

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

(Dollars in millions)	September 30, 2020	December 31, 2019
Long-term Debt (Including Current Maturities):
Fair Value	$20,457	$18,503
Carrying Value	16,492	16,238

CSX Q3 2020 Form 10-Q p.25

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 10.    Fair Value Measurements, continued

Interest Rate Derivatives
The Company’s forward starting interest rate swaps are carried at fair value and valued with assistance from a third party based upon pricing models using inputs observed from actively quoted markets. All of the inputs used to determine the fair value of the swaps are Level 2 inputs. The fair value of the Company’s forward starting interest rate swap asset was $44 million at September 30, 2020. See Note 7, Debt and Credit Agreements for further information.

NOTE 11.     Other Comprehensive Income (Loss)

    CSX reports comprehensive earnings or loss in accordance with the Comprehensive Income Topic in the ASC in the Consolidated Comprehensive Income Statement. Total comprehensive earnings are defined as all changes in shareholders' equity during a period, other than those resulting from investments by and distributions to shareholders (e.g. issuance of equity securities and dividends). Generally, for CSX, total comprehensive earnings equal net earnings plus or minus adjustments for pension and other post-retirement liabilities as well as other adjustments. Total comprehensive earnings represent the activity for a period net of tax and were $770 million and $863 million for third quarters 2020 and 2019 and $2.1 billion and $2.6 billion for the nine months 2020 and 2019, respectively.

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

	Pension and Other Post-Employment Benefits	Interest Rate Derivatives	Other	Accumulated Other Comprehensive Income (Loss)
(Dollars in millions)
Balance December 31, 2019, Net of Tax	$(619)	$—	$(56)	$(675)
Other Comprehensive Income (Loss)
Income (Loss) Before Reclassifications	—	44	(9)	35
Amounts Reclassified to Net Earnings	38	—	3	41
Tax Expense	(9)	(10)	—	(19)
Total Other Comprehensive Income (Loss)	29	34	(6)	57
Balance September 30, 2020, Net of Tax	$(590)	$34	$(62)	$(618)

CSX Q3 2020 Form 10-Q p.26

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER 2020 HIGHLIGHTS

•Revenue decreased $330 million, or 11% year over year.
•Expenses decreased $184 million, or 11% year over year.
•Operating income of $1.1 billion decreased $146 million, or 11% year over year.
•Operating ratio of 56.9% increased 10 basis points versus last year's quarter.
•Earnings per diluted share of $0.96 decreased $0.12, or 11% year over year.

	Third Quarters				Nine Months
	2020	2019	Fav / (Unfav)	% Change	2020	2019	Fav / (Unfav)	% Change
Volume (in thousands)	1,522	1,569	(47)	(3)%	4,293	4,681	(388)	(8)%

(in millions)
Revenue	$2,648	$2,978	$(330)	(11)	$7,758	$9,052	$(1,294)	(14)
Expense	1,507	1,691	184	11	4,611	5,241	630	12
Operating Income	$1,141	$1,287	$(146)	(11)%	$3,147	$3,811	$(664)	(17)%

Operating Ratio	56.9%	56.8%	(10)	bps	59.4%	57.9%	(150)	bps

Earnings Per Diluted Share	$0.96	$1.08	$(0.12)	(11)%	$2.61	$3.18	$(0.57)	(18)%

CSX Q3 2020 Form 10-Q p.27

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Global economic uncertainty, including the effects of the novel coronavirus ("COVID-19") global pandemic, continues to impact the Company's results of operations. Demand for rail services improved sequentially in third quarter 2020, but the effects of the disruption of global manufacturing, supply chains and consumer spending as a result of the COVID-19 pandemic are ongoing. While operating cash flows have also been impacted by these economic conditions, the Company maintains a strong cash balance and access to committed funding sources and other sources of external liquidity if required. As this is a dynamic situation, it is difficult to determine the future impacts of the pandemic. The full implications of COVID-19, including the extent of its impact on the Company’s financial and operating results, will be determined by the length of time that the pandemic continues, its effect on the demand for the Company’s transportation services and the supply chain, as well as the effect of governmental regulations imposed in response to the pandemic.

CSX employees that provide efficient and reliable rail service are essential to keeping supply chains fluid in response to this challenge. Accordingly, business operations have been modified to ensure the safety of employees across the network while continuing to provide a high level of service to customers. A cross-functional task force monitors and coordinates the Company’s response to COVID-19. Policies and procedures established to protect the health and safety of employees and customers and to safeguard CSX operations include rigorous cleaning regimens for equipment and facilities, provision of sanitation supplies, distribution of disposable face coverings, facilitation of social distancing measures and administration of temperature testing at certain facilities. These precautions remain in place despite the easing of pandemic restrictions by state and local governments across the network. For employees working remotely, the Company is implementing a phased-in return to facilities. Going forward, remote work arrangements and alternative locations for key functions, such as dispatch, can be utilized as needed.

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted to provide relief to businesses in response to the COVID-19 pandemic. The most significant remaining impact to the Company is the deferral of certain payroll tax payments to 2021 and 2022. The provisions of the CARES Act are not expected to have an impact on CSX’s results of operations or effective tax rate.

CSX Q3 2020 Form 10-Q p.28

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Volume and Revenue (Unaudited)
Volume (Thousands of units); Revenue (Dollars in Millions); Revenue Per Unit (Dollars)
Third Quarters
	Volume			Revenue			Revenue Per Unit
	2020	2019	% Change	2020	2019	% Change	2020	2019	% Change
Chemicals(a)	165	166	(1)%	$566	$590	(4)%	$3,430	$3,554	(3)%
Agricultural and Food Products	115	119	(3)	335	354	(5)	2,913	2,975	(2)
Automotive	102	110	(7)	271	297	(9)	2,657	2,700	(2)
Minerals(a)	86	90	(4)	144	147	(2)	1,674	1,633	3
Forest Products(a)	67	73	(8)	206	222	(7)	3,075	3,041	1
Metals and Equipment(a)	58	65	(11)	159	195	(18)	2,741	3,000	(9)
Fertilizers	57	60	(5)	96	101	(5)	1,684	1,683	—
Total Merchandise	650	683	(5)	1,777	1,906	(7)	2,734	2,791	(2)
Coal	155	213	(27)	330	516	(36)	2,129	2,423	(12)
Intermodal	717	673	7	445	447	—	621	664	(6)
Other	—	—	—	96	109	(12)	—	—	—
Total	1,522	1,569	(3)%	$2,648	$2,978	(11)%	$1,740	$1,898	(8)%

Nine Months
	Volume			Revenue			Revenue Per Unit
	2020	2019	% Change	2020	2019	% Change	2020	2019	% Change
Chemicals(a)	495	506	(2)%	$1,723	$1,770	(3)%	$3,481	$3,498	—%
Agricultural and Food Products	338	351	(4)	1,011	1,056	(4)	2,991	3,009	(1)
Automotive	241	346	(30)	645	937	(31)	2,676	2,708	(1)
Minerals(a)	243	250	(3)	405	419	(3)	1,667	1,676	(1)
Forest Products(a)	202	214	(6)	617	652	(5)	3,054	3,047	—
Metals and Equipment(a)	173	192	(10)	500	572	(13)	2,890	2,979	(3)
Fertilizers	175	183	(4)	311	323	(4)	1,777	1,765	1
Total Merchandise	1,867	2,042	(9)	5,212	5,729	(9)	2,792	2,806	—
Coal	463	651	(29)	1,022	1,611	(37)	2,207	2,475	(11)
Intermodal	1,963	1,988	(1)	1,226	1,311	(6)	625	659	(5)
Other	—	—	—	298	401	(26)	—	—	—
Total	4,293	4,681	(8)%	$7,758	$9,052	(14)%	$1,807	$1,934	(7)%
(a) In first quarter 2020, changes were made in the categorization of certain lines of business, impacting Chemicals, Minerals, Forest Products, and Metals and Equipment. The impacts were not material and prior periods have been reclassified to conform to the current presentation.

CSX Q3 2020 Form 10-Q p.29

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Third Quarter 2020

Revenue
The COVID-19 pandemic continued to impact volumes during the quarter. Total revenue decreased 11% in third quarter 2020 when compared to third quarter 2019 due to volume declines in merchandise and coal, decreases in fuel recovery and declines in coal pricing resulting from lower global benchmark prices. These decreases were partially offset by pricing gains in merchandise and intermodal as well as intermodal volume growth.

Merchandise Volume
Chemicals - Declined due to lower shipments of frac sand and other industrial chemicals, partially offset by increases in crude oil and plastics shipments.

Agricultural and Food Products - Declined due to lower shipments of grain and feed, partially offset by increases in ethanol shipments.

Automotive - Declined as a result of lower vehicle production at plants served by CSX.

Minerals - Decreased due to lower shipments of aggregates and other minerals.

Forest Products - Declined due to lower shipments of printing paper, wood pulp and building products.

Metals and Equipment - Declined as a result of reduced equipment shipments as well as reduced sheet steel and pipe shipments.

Fertilizers - Decreased due to lower shipments of phosphate and sulfur.

Coal Volume
The decline in domestic coal was driven by lower shipments of utility coal as a result of continued competition from natural gas and reduced electrical demand, as well as lower steel and industrial shipments due to lower industrial production. Export coal declined due to reduced international shipments of thermal and metallurgical coal as a result of lower global benchmark prices.

Intermodal Volume
Increases in both domestic and international shipments resulted from tightening truck capacity, inventory replenishments and growth in rail volumes from east coast ports.

Other Revenue
Other revenue decreased $13 million versus prior year primarily due to lower affiliate revenue and declines in demurrage.
CSX Q3 2020 Form 10-Q p.30

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Expenses
    Expenses of $1.5 billion decreased $184 million, or 11% in third quarter 2020 when compared to third quarter 2019 primarily driven by efficiency and volume savings as well as lower fuel prices, partially offset by lower gains from real estate sales.

Labor and Fringe expense decreased $64 million due to the following:
•Efficiency and volume savings of $71 million primarily resulted from reduced crew starts and lower headcount.
•Other costs increased $7 million primarily due to inflation.

Materials, Supplies and Other expense decreased $29 million due to the following:
•Efficiency and volume savings of $58 million primarily resulted from lower operating support costs, lower terminal costs and reduced equipment maintenance expenses.
•Other costs decreased $33 million primarily due to a $22 million non-railroad asset impairment in the prior year related to an intermodal terminal sale agreement and other non-significant items.
•Partially offsetting these decreases, gains from real estate sales of $3 million in 2020 were lower than gains of $65 million in 2019.

Depreciation expense increased $10 million primarily due to the results of a 2019 equipment depreciation study.

Fuel expense decreased $104 million driven by a 36% price decrease, lower volumes and record fuel efficiency in the current year as well as a $15 million net expense in prior year related to state fuel tax matters.

Equipment and Other Rents expense increased $3 million primarily resulting from higher intermodal volumes and inflation.

Interest Expense
Interest expense increased $1 million primarily due to higher average debt balances, partially offset by lower average interest rates.

Other Income - Net
Other income - net decreased $10 million primarily due to lower interest rates, partially offset by higher average cash and short-term investment balances.

Income Tax Expense
Income tax expense decreased $37 million primarily due to lower earnings before income taxes.

CSX Q3 2020 Form 10-Q p.31

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Nine Months Results of Operations

Revenue decreased $1.3 billion due to volume declines in merchandise and coal, decreases in fuel recovery, declines in coal pricing resulting from lower global benchmark prices and lower other revenue. These decreases were partially offset by pricing gains in merchandise and intermodal.

Total expense decreased $630 million primarily due to savings from labor, operating support and fuel efficiencies; lower volume-related costs; fuel price savings and decreased incentive compensation costs. These decreases were partially offset by lower gains from real estate and line sales, inflation and increased depreciation.

Interest expense increased $17 million primarily driven by higher average debt balances, partially offset by lower average interest rates.

Other income - net decreased $21 million primarily due to lower interest rates associated with changes in asset holdings from short-term investments to cash, partially offset by higher average cash and short-term investment balances.

Income tax expense decreased $147 million as a result of lower earnings before income taxes, partially offset by lower benefits from the impacts of option exercises and the vesting of other equity awards.
CSX Q3 2020 Form 10-Q p.32

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

Free Cash Flow
    Management believes that free cash flow is supplemental information useful to investors as it is important in evaluating the Company’s financial performance. More specifically, free cash flow measures cash generated by the business after reinvestment. This measure represents cash available for both equity and bond investors to be used for dividends, share repurchases or principal reduction on outstanding debt. Free cash flow is calculated by using net cash from operations and adjusting for property additions and certain other investing activities, which includes proceeds from property dispositions. Free cash flow should be considered in addition to, rather than a substitute for, cash provided by operating activities. The decrease in free cash flow before dividends from the prior year of $845 million is primarily due to lower net cash provided by operating activities and lower proceeds from property dispositions.

    The following table reconciles cash provided by operating activities (GAAP measure) to free cash flow, before dividends (non-GAAP measure).

	Nine Months
(Dollars in millions)	2020	2019
Net cash provided by operating activities	$3,128	$3,737
Property Additions	(1,209)	(1,191)
Other Investing Activities	19	237
Free Cash Flow (before payment of dividends)	$1,938	$2,783

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
CSX Q3 2020 Form 10-Q p.33

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
    In third quarter 2020, train velocity decreased by 3% and car dwell increased 9% relative to the prior year period. The Company remains focused on executing the operating plan to deliver improved reliability, faster transit times and increased asset utilization while continuing to control costs.

    From a safety perspective, CSX saw a third quarter record low number of FRA reportable injuries as well as a third quarter record low number of FRA reportable train accidents. The personal injury frequency index of 0.77 improved 9% versus the prior year, representing a new third quarter record low level. The FRA train accident rate of 2.66 increased 12% compared to the third quarter of 2019. Despite a reduction in the number of incident versus third quarter 2019, the reduction of accidents did not offset the reduction in train miles. The Company is committed to safety improvement and remains focused on reducing risk and enhancing the overall safety of its employees, customers and communities in which the Company operates.

	Third Quarters			Nine Months
	2020	2019	Improvement/ (Deterioration)	2020	2019	Improvement/ (Deterioration)
Operations Performance
Train Velocity (Miles per hour)	19.6	20.3	(3)%	20.7	20.2	2%
Dwell (Hours)	9.7	8.9	(9)%	9.0	8.7	(3)%
Cars Online	115,823	118,787	2%	108,437	119,564	9%

Revenue Ton-Miles (Billions)
Merchandise	31.0	32.1	(3)%	91.9	96.7	(5)%
Coal	7.1	10.3	(31)%	21.7	31.7	(32)%
Intermodal	7.4	6.7	10%	20.3	20.0	2%
Total Revenue Ton-Miles	45.5	49.1	(7)%	133.9	148.4	(10)%

Total Gross Ton-Miles (Billions)	90.3	97.1	(7)%	262.6	293.7	(11)%
On-Time Originations	85%	93%	(9)%	88%	88%	—%
On-Time Arrivals	71%	79%	(10)%	80%	77%	4%

Safety
FRA Personal Injury Frequency Index	0.77	0.85	9%	0.82	0.82	—%
FRA Train Accident Rate	2.66	2.37	(12)%	2.47	2.43	(2)%
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
CSX Q3 2020 Form 10-Q p.34

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

Material Changes in Significant Cash Flows
Significant Cash Flows
    The following chart highlights the components of the net increases of $1.9 billion and $663 million in cash and cash equivalents for operating, investing and financing activities for nine months ended 2020 and 2019, respectively.

•Cash provided by operating activities decreased $609 million primarily driven by lower cash-generating income and lower net favorable working capital activities.

•Cash used in investing activities decreased $1.5 billion primarily as a result of decreased purchases of short-term investments, partially offset by lower proceeds from property dispositions.

•Cash used in financing activities decreased $350 million driven by lower share repurchases, partially offset by lower proceeds from debt issuances and higher debt repayments.

Sources of Cash and Liquidity and Uses of Cash
As of the end of third quarter 2020, CSX had $2.9 billion of cash, cash equivalents and short-term investments. CSX uses current cash balances for general corporate purposes, which may include reduction or refinancing of outstanding indebtedness, capital expenditures, working capital requirements, contributions to the Company's qualified pension plan, redemptions and repurchases of CSX common stock and dividends to shareholders. See Note 7, Debt and Credit Agreements.

The Company has multiple sources of liquidity, including cash generated from operations and financing sources. The Company filed a shelf registration statement with the SEC on February 12, 2019, which is unlimited as to amount and may be used to issue debt or equity securities at CSX’s discretion, subject to market conditions and CSX Board authorization. While CSX seeks to give itself flexibility with respect to cash requirements, there can be no assurance that market conditions would permit CSX to sell such securities on acceptable terms at any given time, or at all. During nine months ended 2020, CSX issued a total of $500 million of new long-term debt.

CSX Q3 2020 Form 10-Q p.35

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CSX has a $1.2 billion unsecured, revolving credit facility backed by a diverse syndicate of banks that expires in March 2024. At September 30, 2020, the Company had no outstanding balances under this facility. The Company also has a commercial paper program, backed by the revolving credit facility, under which the Company may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $1.0 billion outstanding at any one time. At September 30, 2020, the Company had no outstanding debt under the commercial paper program.

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
    Total assets increased $1.2 billion from year end primarily due to the net increase of $945 million in cash and short-term investments and net property additions of $213 million. The increase in cash and short-term investments was driven by cash from operations of $3.1 billion and proceeds from the issuance of $500 million of long-term debt, partially offset by capital expenditures of $1.2 billion, share repurchases of $664 million, dividends paid of $599 million and debt repayment of $245 million.

Total liabilities increased $322 million from year end primarily due to the issuance of $500 million of long-term debt and a $126 million increase in deferred tax liabilities, partially offset by debt repayments of $245 million. Total shareholders' equity increased $864 million from year end primarily driven by net earnings of $2 billion, partially offset by share repurchases of $664 million and dividends paid of $599 million.

Working capital is considered a measure of a company's ability to meet its short-term needs. CSX had a working capital surplus of $1.9 billion and $1.1 billion as of September 30, 2020 and December 31, 2019, respectively. The increase in working capital since year end of $807 million is primarily due to the net increase of $945 million in cash and short-term investments described above, partially offset by an increase in current maturities of long-term debt of $126 million. The Company's working capital balance varies due to factors such as the timing of scheduled debt payments and changes in cash and cash equivalent balances as discussed above. The Company continues to maintain adequate liquidity to satisfy current liabilities and maturing obligations when they come due. CSX has sufficient financial capacity, including its revolving credit facility, commercial paper program and shelf registration statement to manage its day-to-day cash requirements and any anticipated obligations. The Company from time to time accesses the credit markets for additional liquidity.

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

CSX Q3 2020 Form 10-Q p.36

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Guaranteed Notes Issued By CSXT
In March 2020, the SEC adopted amendments to reduce and simplify the financial disclosure requirements for guarantors and issuers of guaranteed registered securities effective January 4, 2021, with early voluntary compliance permitted. CSX elected to comply with these amendments effective second quarter 2020. As a result, separate condensed consolidating financial information for wholly-owned subsidiaries who issued or guaranteed notes is no longer included in the footnotes to the financial statements in Quarterly and Annual Reports on Form 10-Q and Form 10-K. Also in accordance with the amendments, CSX is not required to present combined summary financial information regarding such subsidiary issuers and guarantors because the assets, liabilities and results of operations of the combined issuers and guarantors of the notes are not materially different from the corresponding amounts presented in the consolidated financial statements.

In 2007, CSXT, a wholly-owned subsidiary of CSX Corporation, issued $381 million of secured equipment notes maturing in 2023 in a registered public offering. CSX Corporation has fully and unconditionally guaranteed the notes. At CSXT’s option, CSXT may redeem any or all of the notes, in whole or in part, at any time, at the redemption price including premium. In the case of loss or destruction of any item of equipment securing the notes, if CSXT does not substitute another item of equipment for the item suffering such loss or destruction, CSXT will be required to redeem the notes in part at par. The guarantee of the notes will rank equally in right of payment with all existing and future senior obligations of CSX Corporation and will be effectively subordinated to all future secured indebtedness of CSX Corporation to the extent of the assets securing such indebtedness. The guarantee is subject to release in limited circumstances only upon the occurrence of certain customary conditions. At September 30, 2020, the principal balance of these secured equipment notes was $160 million.

LABOR AGREEMENTS
    Approximately 16,000 of the Company's approximately 19,000 employees are members of a labor union. In November 2019, notices were served to the 13 rail unions that participate in national bargaining to begin negotiations for benefits, wages and work rules for the 2020 labor bargaining round. Current agreements remain in place until modified by these negotiations. Typically, such negotiations take several years before agreements are reached.

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

CSX Q3 2020 Form 10-Q p.37

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
CSX Q3 2020 Form 10-Q p.38

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
•changes in domestic or international economic, political or business conditions, including those affecting the transportation industry (such as the impact of industry competition, conditions, performance and consolidation) and the level of demand for products carried by CSXT;
•natural events such as severe weather conditions, including floods, fire, hurricanes and earthquakes, a pandemic crisis, including the recent outbreak of COVID-19, affecting the health of the Company's employees, its shippers or the consumers of goods, or other unforeseen disruptions of the Company's operations, systems, property, equipment or supply chain;
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

CSX Q3 2020 Form 10-Q p.39

CSX CORPORATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

On both April 29, 2020, and July 9, 2020, the Company executed a forward starting interest rate swap with a notional value of $250 million for an aggregate notional value of $500 million. These swaps were effected to hedge the benchmark interest rate associated with future interest payments related to the anticipated refinancing of notes due in 2027. The Company recognized an unrealized gain of $25 million net of tax during the quarter and $34 million net of tax during the nine months ended September 30, 2020 in the consolidated statements of comprehensive income with the related asset on the balance sheet as of September 30, 2020. Upon settlement of the swaps, which expire in 2027, the unrealized gain or loss in AOCI will be recognized in earnings as an adjustment to interest expense over the same period during which the hedged transaction affects earnings.

Changes in interest rates could impact the fair value of the Company's forward starting interest rate swap. As of September 30, 2020, the potential change in fair value resulting from a hypothetical 10% change in interest rates would not be material.

ITEM 4. CONTROLS AND PROCEDURES
As of September 30, 2020, under the supervision and with the participation of CSX's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that, as of September 30, 2020, the Company's disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in CSX's periodic SEC reports. There were no changes in the Company's internal controls over financial reporting during the third quarter of 2020 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

CSX Q3 2020 Form 10-Q p.40

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

Item 2. CSX Purchases of Equity Securities
    The Company continues to repurchase shares under the $5 billion program announced in January 2019. On October 21, 2020, the Company announced a new, incremental $5 billion share repurchase program, bringing the remaining repurchase authority as of the announcement date to $6.1 billion. For more information about share repurchases, see Note 2 Earnings Per Share. Share repurchase activity for the third quarter 2020 was as follows:

	CSX Purchases of Equity Securities for the Quarter
Third Quarter	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning Balance				$1,140,125,168
July 1 - July 31, 2020	639,489	$68.10	557,454	1,102,371,824
August 1 - August 31, 2020	147,611	68.99	147,611	1,092,188,096
September 1 - September 30, 2020	605	78.21	—	1,092,188,096
Ending Balance	787,705	$68.27	705,065	$1,092,188,096
(a) The difference of 82,640 shares between the "Total Number of Shares Purchased" and the "Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs" for the quarter represents shares purchased to fund the Company's contribution to a 401(k) plan that covers certain union employees.

Item 3. Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
    Not Applicable

Item 5. Other Information
    None
CSX Q3 2020 Form 10-Q p.41

CSX CORPORATION
PART II
Item 6. Exhibits

Exhibit designation	Nature of exhibit	Previously filed as exhibit to

3.1	Amended and Restated Bylaws of CSX Corporation, effective as of October 7, 2020	October 13, 2020 Exhibit 3.1, Form 8-K

Officer certifications:
31*	Rule 13a-14(a) Certifications
32*	Section 1350 Certifications

Interactive data files:
101*	The following financial information from CSX Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed with the SEC on October 21, 2020, formatted in inline XBRL includes: (i) consolidated income statements for the quarters and nine months ended September 30, 2020 and September 30, 2019, (ii) condensed consolidated comprehensive income statements for the quarters and nine months ended September 30, 2020 and September 30, 2019, (iii) consolidated balance sheets at September 30, 2020 and December 31, 2019, (iv) consolidated cash flow statements for the nine months ended September 30, 2020 and September 30, 2019, (v) consolidated statement of changes in shareholders' equity for the quarters and nine months ended September 30, 2020 and September 30, 2019, and (vi) the notes to consolidated financial statements.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)

Other exhibits:
22.1	List of Subsidiary Issuers and Guarantors	July 23, 2020 Exhibit 22.1, Form 10-Q

* Filed herewith
CSX Q3 2020 Form 10-Q p.42

CSX CORPORATION
PART II

SIGNATURE
    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSX CORPORATION
(Registrant)

By: /s/ ANGELA C. WILLIAMS
Angela C. Williams
Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Dated: October 21, 2020

CSX Q3 2020 Form 10-Q p.43