Form 10-K
period 2020-12-31
CSX CORP
filed 2021-02-10
CIK 277948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(☒) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020
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
Emerging growth company (☐)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ( )

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report (☒)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes (☐) No (X)

On June 30, 2020 (which is the last day of the second quarter and the required date to use), the aggregate market value of the Registrant’s voting stock held by non-affiliates was approximately $53 billion (based on the close price as reported on the NASDAQ National Market System on such date).

There were 762,505,058 shares of Common Stock outstanding on January 31, 2021 (the latest practicable date that is closest to the filing date).

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement (the “Proxy Statement”) to be filed no later than 120 days after the end of the fiscal year with respect to its 2020 annual meeting of shareholders.
CSX 2020 Form 10-K p.1

CSX 2020 Form 10-K p.2

CSX CORPORATION
PART I

Item 1.  Business

CSX Corporation, together with its subsidiaries ("CSX" or the “Company”), based in Jacksonville, Florida, is one of the nation's leading transportation companies. The Company provides rail-based freight transportation services including traditional rail service, the transport of intermodal containers and trailers, as well as other transportation services such as rail-to-truck transfers and bulk commodity operations. CSX and the rail industry provide customers with access to an expansive and interconnected transportation network that plays a key role in North American commerce and is critical to the long-term economic success and improved global competitiveness of the United States. In addition, freight railroads provide the most economical and environmentally efficient means to transport goods over land.

CSX Transportation, Inc.
CSX’s principal operating subsidiary, CSX Transportation, Inc. (“CSXT”), provides an important link to the transportation supply chain through its approximately 19,500 route-mile rail network, which serves major population centers in 23 states east of the Mississippi River, the District of Columbia and the Canadian provinces of Ontario and Quebec. It has access to over 70 ocean, river and lake port terminals along the Atlantic and Gulf Coasts, the Mississippi River, the Great Lakes and the St. Lawrence Seaway. This access allows the Company to meet the dynamic transportation needs of manufacturers, industrial producers, the automotive industry, construction companies, farmers and feed mills, wholesalers and retailers, and energy producers. The Company’s intermodal business links customers to railroads via trucks and terminals. CSXT also serves thousands of production and distribution facilities through track connections with other Class I railroads and more than 230 short-line and regional railroads.

CSXT is also responsible for the Company's real estate sales, leasing, acquisition and management and development activities. Substantially all of these activities are focused on supporting railroad operations.

Other Entities
In addition to CSXT, the Company’s subsidiaries include CSX Intermodal Terminals, Inc. (“CSX Intermodal Terminals”), Total Distribution Services, Inc. (“TDSI”), Transflo Terminal Services, Inc. (“Transflo”), CSX Technology, Inc. (“CSX Technology”) and other subsidiaries. CSX Intermodal Terminals owns and operates a system of intermodal terminals, predominantly in the eastern United States, and also provides drayage services (the pickup and delivery of intermodal shipments) for certain customers. TDSI serves the automotive industry with distribution centers and storage locations. Transflo connects non-rail served customers to the many benefits of rail by transferring products from rail to trucks. The biggest Transflo markets are chemicals and agriculture, which includes shipments of plastics and ethanol. CSX Technology and other subsidiaries provide support services for the Company.

CSX 2020 Form 10-K p.3

CSX CORPORATION
PART I

Lines of Business
During 2020, the Company's services generated $10.6 billion of revenue and served three primary lines of business: merchandise, intermodal and coal.
•The merchandise business shipped 2.5 million carloads (43 percent of volume) and generated 67 percent of revenue in 2020. The Company’s merchandise business is comprised of shipments in the following diverse markets: chemicals, agricultural and food products, automotive, minerals, forest products, metals and equipment, and fertilizers.
•The intermodal business shipped 2.7 million units (46 percent of volume) and generated 16 percent of revenue in 2020. The intermodal business combines the superior economics of rail transportation with the flexibility of trucks and offers a cost and environmental advantage over long-haul trucking. Through a network of approximately 30 terminals, the intermodal business serves all major markets east of the Mississippi River and transports mainly manufactured consumer goods in containers, providing customers with truck-like service for longer shipments.
•The coal business shipped 637 thousand carloads (11 percent of volume) and generated 13 percent of revenue in 2020. The Company transports domestic coal, coke and iron ore to electricity-generating power plants, steel manufacturers and industrial plants as well as export coal to deep-water port facilities. Approximately one-quarter to one-third of export coal and the majority of the domestic coal that the Company transports is used for generating electricity or industrial purposes.

Other revenue accounted for 4 percent of the Company’s total revenue in 2020. This category includes revenue from regional subsidiary railroads, demurrage, storage at intermodal facilities, revenue for customer volume commitments not met, switching, other incidental charges and adjustments to revenue reserves. Revenue from regional railroads includes shipments by railroads that the Company does not directly operate. Demurrage represents charges assessed when freight cars or other equipment are held beyond a specified period of time. Switching represents charges assessed when a railroad switches cars for a customer or another railroad.

Human Capital
Most of the Company’s employees provide or support transportation services. The Company had nearly 19,300 employees as of December 2020, which includes approximately 15,700 employees that are members of a labor union. For the 13 rail unions that participate in national bargaining, a round of negotiations for benefits, wages and work rules is underway. Typically, these negotiations take several years. Current agreements remain in place until modified by new agreements.

CSX prioritizes workplace safety for employees and is committed to continued safety improvement through enhanced training, processes and technology. The attainment of key safety targets is a component of management's annual incentive program. The FRA Personal Injury Frequency Index, a measure of the number of FRA-reportable injuries per 200,000 man-hours, was 0.81 in 2020 and 0.90 in 2019, representing a 10% improvement year over year. Compared to 2019, both the number of injuries and the number of man-hours declined in 2020. In response to the novel coronavirus ("COVID-19") pandemic, additional policies and procedures were developed to protect the health and safety of employees. A cross-functional task force continues to monitor the situation to ensure that appropriate safety measures are being taken.

CSX 2020 Form 10-K p.4

CSX CORPORATION
PART I

The Compensation and Talent Management Committee of the Board of Directors is charged with oversight of human capital management. The Company is committed to developing a culture that promotes workforce diversity and inclusion and encourages ethical behavior. In 2019, CSX was recognized as a “Best Place to Work for Disability Inclusion” by Disability:IN and the American Association of People with Disabilities after receiving a 100% score on their disability equality index. The CSX Code of Ethics serves as a guiding standard for ethical behavior and covers many types of matters, including discrimination and harassment as well as safety. Annually, all management employees are required, and union employees are highly encouraged, to complete ethics training.

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

CSX 2020 Form 10-K p.5

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

CSX 2020 Form 10-K p.6

CSX CORPORATION
PART I

Positive Train Control
    In 2008, Congress enacted the Rail Safety Improvement Act, which included a mandate that all Class I freight railroads implement an interoperable positive train control system (“PTC”) by the initial deadline of December 31, 2015. Subsequently, the Positive Train Control Enforcement and Implementation Act of 2015 extended this deadline. In accordance with this Act, the Company completed installation of all PTC hardware by December 31, 2018, and the PTC system was fully operational and interoperable before December 31, 2020. PTC is designed to prevent train-to-train collisions, over-speed derailments, incursions into established work-zone limits, and train diversions onto another set of tracks. PTC must be installed on all main lines with passenger and commuter operations as well as most of those over which toxic-by-inhalation hazardous materials are transported.

    While the Company expects ongoing PTC costs, PTC implementation is complete at a total cost of $2.4 billion. Implementation costs included installing new equipment along tracks, upgrading locomotives, adding communication equipment and developing new technologies.

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

For additional information concerning business conducted by the Company during 2020, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

CSX 2020 Form 10-K p.7

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

Regulatory, Legislative and Legal

New legislation or regulatory changes could impact the Company's earnings or restrict its ability to independently negotiate prices.
Legislation passed by Congress, new regulations issued by federal agencies or executive orders issued by the President of the United States could significantly affect the revenues, costs, including income taxes, and profitability of the Company's business. In addition, statutes or regulations imposing price constraints or affecting rail-to-rail competition could adversely affect the Company's profitability.

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

CSX 2020 Form 10-K p.8

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

Operational, Safety and Business Disruption

An epidemic or pandemic, including the ongoing COVID-19 pandemic, and the initiatives to reduce its transmission could adversely affect the Company's business.
The Company could be materially and adversely affected by a public health crisis, including a widespread epidemic or pandemic. As COVID-19 has spread globally, including significant impacts in the United States, CSX continues to take a variety of measures to ensure the availability of its transportation services, promote the safety and security of its employees and support the communities in which it operates. However, public and private sector policies and initiatives to reduce the transmission of COVID-19, such as closures of businesses and manufacturing facilities, the promotion of social distancing, the adoption of working from home by companies and institutions, and travel restrictions could continue to adversely affect demand for the commodities and products that the Company transports, including import and export volume.

In addition, COVID-19 and the related initiatives to reduce transmission may result in greater supply chain disruption, which could continue to have an adverse impact on volumes and make it more difficult for the Company to serve its customers. The extent to which this coronavirus impacts operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information which may emerge concerning the severity of this coronavirus and the actions to contain the coronavirus or treat its impact, among others. Moreover, operations could be negatively affected if a significant number of employees are quarantined as the result of exposure to a contagious illness. To the extent COVID-19 adversely affects the Company's business and financial results, it may also have the effect of heightening many of the other risks described under Part I, Item 1A (Risk Factors) of this annual report on Form 10-K.

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

CSX 2020 Form 10-K p.9

CSX CORPORATION
PART I

Network constraints could have a negative impact on service and operating efficiency.
CSXT could experience rail network difficulties related to: (i) unpredictable increases in demand; (ii) locomotive or crew shortages; (iii) extreme weather conditions; (iv) impacts from changes in yard capacity, or network structure or composition, including train routes; (v) increased passenger activities; or (vi) regulatory changes impacting where and how fast CSXT can transport freight or maintain routes, which could impact CSXT's operational fluidity, leading to deterioration of service, asset utilization and overall efficiency.

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

CSX 2020 Form 10-K p.10

CSX CORPORATION
PART I

Competitive, Economic and Financial

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
Increases in production and source locations of natural gas in the U.S. have resulted in lower natural gas prices in CSX’s service territory. As a result of sustained low natural gas prices, many coal-fired power plants have been displaced by natural gas-fired power generation facilities. If natural gas prices were to remain low, additional coal-fired plants could be displaced, which would likely further reduce the Company's domestic coal volumes and revenues. Additionally, crude oil prices combined with changes in pipeline capacity have resulted in volatility in domestic crude oil production, which has affected crude oil volumes for CSX.

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

CSX 2020 Form 10-K p.11

CSX CORPORATION
PART I

Climate Change and Environmental

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

Any of these pending or proposed laws or regulations, including any proposed or implemented under the Biden administration, could adversely affect the Company's operations and financial results by, among other things: (i) reducing coal-fired electricity generation due to mandated emission standards; (ii) reducing the consumption of coal as a viable energy resource in the United States and Canada; (iii) increasing the Company's fuel, capital and other operating costs and negatively affecting operating and fuel efficiencies; and (iv) making it difficult for the Company's customers in the U.S. and Canada to produce products in a cost competitive manner. Any of these factors could reduce the amount of shipments the Company handles and have a material adverse effect on the Company's financial condition, results of operations or liquidity.

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

The Company has been, and may in the future be, subject to allegations or findings to the effect that it has violated, or is strictly liable under, environmental laws or regulations, and such violations can result in the Company's incurring fines, penalties or costs relating to the cleanup of environmental contamination. Although the Company believes it has appropriately recorded current and long-term liabilities for known and reasonably estimable future environmental costs, it could incur significant costs that exceed reserves or require unanticipated cash expenditures as a result of any of the foregoing. The Company also may be required to incur significant expenses to investigate and remediate known, unknown or future environmental contamination.

CSX 2020 Form 10-K p.12

CSX CORPORATION
PART I

Availability of Critical Supplies and Labor

Disruption to a key railroad industry supplier could negatively affect operating efficiency and increase costs.
The capital intensive and unique nature of core rail equipment (including rail, ties, rolling stock equipment and locomotives) limits the number of railroad equipment suppliers. If any of the current manufacturers stops production or experiences a supply shortage, CSXT could experience a significant cost increase or material shortage. In addition, a few critical railroad suppliers are foreign and, as such, adverse developments in international relations, new trade regulations, disruptions in international shipping or increases in global demand could make procurement of these supplies more difficult or increase CSXT's costs. Additionally, if a fuel supply shortage were to arise, the Company would be negatively impacted.

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

Item 1B.  Unresolved Staff Comments

None

CSX 2020 Form 10-K p.13

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

CSXT’s track structure includes mainline track, connecting terminals and yards, track within terminals and switching yards, sidings used for passing trains, track connecting CSXT's track to customer locations and track that diverts trains from one track to another known as turnouts. Total track miles, which reflect the size of CSXT’s network that connects markets, customers and western railroads, are greater than CSXT’s approximately 19,500 route miles. At December 2020, the breakdown of track miles was as follows:

Track
Miles
Single mainline track	19,605
Other mainline track	5,695
Terminals and switching yards	9,289
Passing sidings and turnouts	896
Total	35,485

In addition to its physical track structure, the Company operates numerous yards and terminals for rail and intermodal service. These serve as points of connectivity between the Company and its local customers and as sorting facilities where railcars and intermodal containers are received, classed for destination and placed onto outbound trains, or arrive and are delivered to the customer. The Company’s largest yards and terminals based on 2020 volume (number of railcars or intermodal containers processed) are listed below.

Yards and Terminals	Annual Volume
Waycross, GA	907,445
Bedford Park Intermodal Terminal (Chicago)	896,474
Nashville, TN	653,643
Avon, IN (Indianapolis)	626,868
Cincinnati, OH	603,773
Selkirk, NY	597,966
Fairburn, GA Intermodal Terminal (Atlanta)	424,377
Walbridge, OH (Toledo)	389,169
Chicago, IL	334,743
Louisville, KY	296,277
CSX 2020 Form 10-K p.14

CSX CORPORATION
PART I

Network Geography
    CSXT’s operations are primarily focused on four major transportation networks and corridors that are defined geographically and by commodity flows below.

Interstate 90 (I-90) Corridor – This CSXT corridor links Chicago and the Midwest to metropolitan areas in New York and New England. This route, also known as the “waterlevel route,” has minimal hills and grades and nearly all of it has two main tracks (referred to as double track). These engineering attributes permit the corridor to support high-speed service across intermodal, automotive and merchandise commodities. This corridor is a primary route for import traffic coming from the far east through western ports moving eastward across the country, through Chicago and into the population centers in the Northeast. The I-90 Corridor is also a critical link between ports in New York, New Jersey, and Pennsylvania and consumption markets in the Midwest. This route carries goods from all three of the Company’s major markets – merchandise, intermodal and coal.

Interstate 95 (I-95) Corridor – The CSXT I-95 Corridor connects Charleston, Jacksonville, Miami and many other cities throughout the Southeast with the heavily populated mid-Atlantic and northeastern cities of Baltimore, Philadelphia and New York. CSXT primarily transports food and consumer products, as well as metals and chemicals along this line. It is the leading rail corridor along the eastern seaboard south of the District of Columbia and provides access to major eastern ports.

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

Coal Network – The CSXT coal network connects the coal mining operations in the Appalachian mountain region and Illinois basin with industrial areas in the Southeast, Northeast and Mid-Atlantic, as well as many river, lake, and deep water port facilities. The domestic coal market has declined significantly over the last decade and export coal remains subject to a high degree of volatility. CSXT’s coal network remains well positioned to supply utility markets in both the Northeast and Southeast and to transport coal shipments for export outside of the U.S. Approximately one-quarter to one-third of export coal and the majority of the domestic coal that the Company transports is used for generating electricity or industrial purposes.

    See the following page for a map of the CSX Rail Network. Also included on the map, CSX Operating Agreement indicates areas within which CSX can operate through trackage rights beyond the CSX network.
CSX 2020 Form 10-K p.15

CSX CORPORATION
PART I

CSX Rail Network

Syracuse
Selkirk
Buffalo
Detroit
Chicago
Toledo
Cleveland
Willard
Cumberland
Columbus
Baltimore
Avon
Cincinnati
Russell
Louisville
Richmond
Rocky Mount
Nashville
Hamlet
Florence
Birmingham
Atlanta
Charleston
Montgomery
Savannah
Waycross
Jacksonville
New Orleans
Tampa
Major Terminal
CSX Rail Service
CSX Operating Agreement

CSX 2020 Form 10-K p.16

CSX CORPORATION
PART I

Locomotives
As of December 2020, CSXT owns or long-term leases more than 3,500 locomotives. From time to time, the Company also short-term leases locomotives based on business needs. Freight locomotives are used primarily to pull trains while switching locomotives are used in yards. Auxiliary units are typically used to provide extra traction for heavy trains in hilly terrain. Of owned locomotives, approximately 66% were in active service as of December 31, 2020, and the remainder were in storage to be utilized as needed. Storing locomotives and equipment allows the Company to quickly adjust its active fleet based on demand and other factors while avoiding delays due to supply limitations or excessive lead times to acquire additional equipment. As of December 2020, CSXT’s fleet of owned or long-term leased locomotives consisted of the following types:

	Locomotives	%	Average Age (years)
Freight	3,142	89%	21
Switching	219	6%	42
Auxiliary units	178	5%	28
Total locomotives	3,539	100%	21

Equipment
The Company owns or long-term leases equipment, including several types of freight cars and intermodal containers. Of total owned and long-term leased equipment, approximately 77% was in active service as of December 31, 2020, and the remainder were in storage to be utilized as needed. As of December 2020, the Company’s owned and long-term leased equipment consisted of the following:

Equipment	Number of Units	%
Gondolas	18,656	37%
Multi-level flat cars	11,161	22%
Covered hoppers	7,832	16%
Open-top hoppers	6,970	14%
Box cars	4,247	9%
Flat cars	658	1%
Other cars	242	1%
Subtotal freight cars	49,766	100%
Containers	17,434
Total equipment	67,200

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
CSX 2020 Form 10-K p.17

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

CSX 2020 Form 10-K p.18

CSX CORPORATION
PART I

Executive Officers of the Registrant

    Executive officers of the Company are elected by the CSX Board of Directors and generally hold office until the next annual election of officers. There are no family relationships or any arrangement or understanding between any officer and any other person pursuant to which such officer was elected. As of the date of this filing, the executive officers’ names, ages and business experience are:

Name and Age	Business Experience During Past Five Years
James M. Foote, 67 President and Chief Executive Officer	Foote has served as President and Chief Executive Office since December 2017. He joined CSX in October 2017 as Chief Operating Officer, with responsibility for both operations and sales and marketing.

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
Kevin S. Boone, 43 Executive Vice President and Chief Financial Officer	Boone was named Executive Vice President and Chief Financial Officer in October 2019 after serving as Interim Chief Financial Officer since May 2019. In this role, he is responsible for all financial aspects of the Company's business including financial and economic analysis, accounting, tax, treasury, real estate and purchasing activities.

Mr. Boone has more than 19 years of experience in finance, accounting, mergers and acquisitions, and transportation performance analysis. He joined CSX in September 2017 as Vice President of Corporate Affairs and Chief Investor Relations Officer and was later named Vice President, Marketing and Strategy leading research and data analysis to advance growth strategies for CSX. Before joining CSX in 2017, Mr. Boone worked as a Senior Equity Research Analyst at Janus Capital. He also served as a Vice President at Morgan Stanley in equity research and an associate at Merrill Lynch in the mergers and acquisitions group.
Jamie J. Boychuk, 43 Executive Vice President of Operations	Boychuk has served as CSXT's Executive Vice President of Operations since October 2019. In this role, he is responsible for mechanical, engineering, transportation and network operations, including terminals.

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

Nathan D. Goldman, 63 Executive Vice President and Chief Legal Officer	Goldman has served as Executive Vice President and Chief Legal Officer, and Corporate Secretary of CSX since November 2017. In this role, he directs the Company’s legal affairs, government relations, corporate communications, risk management, public safety, environmental, and audit functions.

During his 17 years with the Company, Mr. Goldman has previously served as Vice President of Risk Compliance and General Counsel and has overseen work in compliance, risk management and safety programs.
CSX 2020 Form 10-K p.19

CSX CORPORATION
PART I

Name and Age	Business Experience During Past Five Years
Diana B. Sorfleet, 56 Executive Vice President and Chief Administrative Officer	Sorfleet was named Executive Vice President and Chief Administrative Officer in July 2018. In this role, her responsibilities include human resources, information technology, labor relations, people systems and analytics, total rewards and aviation.

During her 9 years with the Company, Ms. Sorfleet has previously served as Chief Human Resources Officer. Prior to joining CSX, she worked in human resources for 20 years.
Mark K. Wallace, 51 Executive Vice President and Chief Sales & Marketing Officer	Wallace has served as Executive Vice President of Sales and Marketing since July 2018. In his current role, Mr. Wallace is responsible for the commercial organization. He joined the Company in March 2017 and previously served as Executive Vice President and Chief Administrative Officer and Executive Vice President of Corporate Affairs and Chief of Staff to the CEO.

Prior to joining CSX, he served as the Vice President of Corporate Affairs at Canadian Pacific Railway Limited with responsibility for the corporate communications and public affairs, investor relations, facilities and real estate functions. Prior to his time at Canadian Pacific, Mr. Wallace spent more than 15 years in various senior management positions with Canadian National Railway Company.
Angela C. Williams, 46 Vice President and Chief Accounting Officer	Williams has served as Vice President and Chief Accounting Officer of CSX since March 2018. She is responsible for financial and regulatory reporting, freight billing and collections, payroll, accounts payable and various other accounting processes.

During her 17 years with the Company, she previously served as Assistant Vice President - Assistant Controller and in other various accounting roles. With more than 24 years of experience, Williams held various accounting and auditing positions prior to joining CSX. Ms. Williams is a Certified Public Accountant.
CSX 2020 Form 10-K p.20

CSX CORPORATION
PART II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
CSX’s common stock is listed on the Nasdaq Global Select Market, which is its principal trading market, and is traded over-the-counter and on exchanges nationwide. The official trading symbol is “CSX.”

Description of Common and Preferred Stock
    A total of 1.8 billion shares of common stock are authorized, of which 762,529,119 shares were outstanding as of December 31, 2020. Each share is entitled to one vote in all matters requiring a vote of shareholders. There are no preemptive rights, which are privileges extended to select shareholders that would allow them to purchase additional shares before other members of the general public in the event of an offering. At January 31, 2021, the latest practicable date that is closest to the filing date, there were 24,100 common stock shareholders of record. The weighted average of common shares outstanding, which was used in the calculation of diluted earnings per share, was 768 million as of December 31, 2020. (See Note 2, Earnings Per Share.) A total of 25 million shares of preferred stock is authorized, none of which is currently outstanding.

    The following table sets forth, for the quarters indicated, the dividends declared on CSX common stock.

	Quarter
	1st	2nd	3rd	4th	Year
2020	$0.26	$0.26	$0.26	$0.26	$1.04
2019	$0.24	$0.24	$0.24	$0.24	$0.96

Stock Performance Graph
    The cumulative shareholder returns, assuming reinvestment of dividends, on $100 invested at December 31, 2015 are illustrated on the graph below. The Company references the Standard & Poor's 500 Stock Index (“S&P 500 ®”), and the Dow Jones U.S. Transportation Average Index, which provide comparisons to a broad-based market index and other companies in the transportation industry.
CSX 2020 Form 10-K p.21

CSX CORPORATION
PART II
CSX Purchases of Equity Securities

    The Company continues to repurchase shares under the $5 billion program announced in January 2019. On October 21, 2020, the Company announced a new, incremental $5 billion share repurchase program. For more information about share repurchases, see Note 2 Earnings Per Share. Share repurchase activity of $203 million for the fourth quarter 2020 was as follows:

CSX Purchases of Equity Securities for the Quarter
Fourth Quarter	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning Balance				$1,092,188,096
October 1 - October 31, 2020	978,384	$78.51	978,384	6,015,375,220
November 1 - November 30, 2020	348,885	78.81	334,275	5,989,233,126
December 1 - December 31, 2020	1,110,784	90.03	1,110,784	5,889,233,126
Ending Balance	2,438,053	$83.80	2,423,443	$5,889,233,126
(a) The difference between the "Total Number of Shares Purchased" and the "Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs" of 14,610 shares for the quarter represents shares purchased to fund the Company's contribution to a 401(k) plan that covers certain union employees.

Item 6.  Selected Financial Data

Not Applicable

CSX 2020 Form 10-K p.22

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

CSX 2020 Form 10-K p.23

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

Staggers Act of 1980 - Congressional law that significantly deregulated the rail industry, replacing the regulatory structure in existence since the 1887 Interstate Commerce Act. Where previously rates were controlled by the Interstate Commerce Commission, the Staggers Act allowed railroads to establish their own rates for shipments, enhancing their ability to compete with other modes of transportation.

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

CSX 2020 Form 10-K p.24

CSX CORPORATION
PART II
2020 HIGHLIGHTS

• Revenue of $10.6 billion decreased $1.4 billion or 11% versus the prior year.
• Expenses of $6.2 billion decreased $751 million or 11% year over year.
• Operating income of $4.4 billion decreased $603 million or 12% year over year.
• Operating ratio of 58.8% increased 40 basis points from 58.4%.
• Earnings per diluted share of $3.60 decreased $0.57 or 14% year over year.

RESULTS OF OPERATIONS

2020 vs. 2019 Results of Operations

	Fiscal Years
	2020	2019	$ Change	% Change
(Dollars in Millions)
Revenue	$10,583	$11,937	$(1,354)	(11)%
Expense
Labor and Fringe	2,275	2,616	341	13
Materials, Supplies and Other	1,684	1,749	65	4
Depreciation	1,383	1,349	(34)	(3)
Fuel	541	906	365	40
Equipment and Other Rents	338	352	14	4
Total Expense	6,221	6,972	751	11
Operating Income	4,362	4,965	(603)	(12)
Interest Expense	(754)	(737)	(17)	(2)
Other Income - Net	19	88	(69)	(78)
Income Tax Expense	(862)	(985)	123	12
Net Earnings	$2,765	$3,331	$(566)	(17)
Earnings Per Diluted Share:
Net Earnings	$3.60	$4.17	$(0.57)	(14)%
Operating Ratio	58.8%	58.4%		(40)	bps

CSX 2020 Form 10-K p.25

CSX CORPORATION
PART II

Global economic uncertainty, including the effects of COVID-19 global pandemic, continues to impact the Company's results of operations. Demand for rail services saw large and rapid declines in the first half of the year, followed by steep sequential increases in the second half, but the effects of the disruption of global manufacturing, supply chains and consumer spending as a result of the COVID-19 pandemic are ongoing. While operating cash flows have also been impacted by these economic conditions, the Company maintains a strong cash balance and access to committed funding sources and other sources of external liquidity if required. As this is a dynamic situation, it is difficult to determine the future impacts of the pandemic. The full implications of COVID-19, including the extent of its impact on the Company’s financial and operating results, will be determined by the length of time that the pandemic continues, its effect on the demand for the Company’s transportation services and the supply chain, as well as the effect of governmental regulations imposed in response to the pandemic. The duration of the pandemic is dependent on several factors, including the timing of vaccine production and distribution as well as the impacts of virus mutations and case resurgences across the country.

CSX employees that provide efficient and reliable rail service are essential to keeping supply chains fluid in response to this challenge. Accordingly, business operations have been modified to ensure the safety of employees across the network while continuing to provide a high level of service to customers. A cross-functional task force monitors and coordinates the Company’s response to COVID-19. Policies and procedures established to protect the health and safety of employees and customers and to safeguard CSX operations include rigorous cleaning regimens for equipment and facilities, provision of sanitation supplies, distribution of disposable face coverings, facilitation of social distancing measures and administration of temperature testing at certain facilities. These precautions remain in place despite the easing of pandemic restrictions by state and local governments across the network. Additionally, remote work arrangements have been made where possible in order to reduce the density of employees in a single location, and alternative locations for key functions, such as dispatch, are being utilized as needed.

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
CSX 2020 Form 10-K p.26

CSX CORPORATION
PART II

Volume and Revenue (Unaudited)
Volume (Thousands of units); Revenue (Dollars in Millions); Revenue Per Unit (Dollars)
	Volume			Revenue			Revenue Per Unit
	2020	2019	% Change	2020	2019	% Change	2020	2019	% Change

Chemicals(a)	664	670	(1)%	$2,309	$2,349	(2)%	$3,477	$3,506	(1)%
Agricultural and Food Products	463	469	(1)%	1,386	1,410	(2)%	2,994	3,006	—%
Automotive	344	456	(25)%	920	1,236	(26)%	2,674	2,711	(1)%
Minerals(a)	321	337	(5)%	538	559	(4)%	1,676	1,659	1%
Forest Products(a)	270	283	(5)%	824	862	(4)%	3,052	3,046	—%
Metals and Equipment(a)	239	249	(4)%	675	742	(9)%	2,824	2,980	(5)%
Fertilizers	234	243	(4)%	424	431	(2)%	1,812	1,774	2%
Total Merchandise	2,535	2,707	(6)%	7,076	7,589	(7)%	2,791	2,803	—%
Intermodal	2,720	2,670	2%	1,702	1,760	(3)%	626	659	(5)%
Coal	637	843	(24)%	1,397	2,070	(33)%	2,193	2,456	(11)%
Other	—	—	—%	408	518	(21)%	—	—	—%
Total	5,892	6,220	(5)%	$10,583	$11,937	(11)%	$1,796	$1,919	(6)%
(a) In first quarter 2020, changes were made in the categorization of certain lines of business, impacting Chemicals, Minerals, Forest Products, and Metals and Equipment. The impacts were not material and prior periods have been reclassified to conform to the current presentation.

CSX 2020 Form 10-K p.27

CSX CORPORATION
PART II
Revenue
    The COVID-19 pandemic significantly impacted overall volume in 2020. Total revenue decreased $1.4 billion, in 2020 or 11%, when compared to the previous year due to declines in coal, lower merchandise volumes, decreases in fuel recovery and lower other revenue. These decreases were partially offset by pricing increases in merchandise and volume and pricing increases in intermodal.

Merchandise Volume
Chemicals - Declined due to reduced frac sand and waste shipments, partially offset by growth in plastics shipments.

Agricultural and Food Products - Decreased due to lower shipments of feed grain as well as food and consumer products, partially offset by growth in sweeteners and oils.

Automotive - Declined due to lower North American vehicle production.

Minerals - Decreased due to lower shipments for aggregates and other minerals.

Forest Products - Declined due to lower shipments of printing paper and building products, partially offset by higher pulpboard shipments.

Metals and Equipment - Declined due to lower metals shipments, primarily in the steel, construction and scrap markets, as well as reduced equipment shipments.

Fertilizers - Declined due to reduced short-haul phosphate shipments.

Intermodal Volume
Increases in both domestic and international shipments resulted from tightening truck capacity and inventory replenishments in the second half of the year and growth in rail volumes from east coast ports.

Coal Volume
Domestic coal declined primarily due to lower shipments of utility coal as a result of continued competition from natural gas and reduced electrical demand, as well as lower steel and industrial shipments due to lower industrial production. Export coal declined due to reduced international shipments of thermal and metallurgical coal as a result of lower global benchmark prices.

Other
Other revenue decreased $110 million versus prior year primarily due to lower affiliate revenue, lower revenue for demurrage and a favorable contract settlement with a customer in the prior year.

CSX 2020 Form 10-K p.28

CSX CORPORATION
PART II
Expense
    In 2020, total expenses decreased $751 million, or 11%, compared to prior year. Descriptions of each expense category as well as significant year-over-year changes are described below.

Labor and Fringe expenses include employee wages and related payroll taxes, health and welfare costs, pension, other post-retirement benefits and incentive compensation. These expenses decreased $341 million due to the following items:
•Efficiency and volume savings of $288 million primarily resulted from structural changes to the train plan that resulted in reduced crew starts as well as lower headcount.
•Incentive compensation decreased $86 million primarily due to lower expected annual incentive payouts as well as higher prior year accelerated stock compensation expense for certain retirement-eligible employees.
•Other costs increased $33 million primarily due to inflation and several other non-significant items, including severance costs.

Materials, Supplies and Other expenses consist primarily of contracted services to maintain infrastructure and equipment, terminal and pier services and professional services. This category also includes costs related to materials, travel, casualty claims, environmental remediation, train accidents, property and sales tax, utilities and other items including gains on property dispositions. Total materials, supplies and other expenses decreased $65 million driven by the following:
•Efficiency and volume savings of $185 million primarily resulted from lower operating support costs, lower terminal costs as a result of record productivity levels at intermodal terminals, and reduced equipment maintenance expenses.
•Gains from real estate and line sales were $35 million in 2020 compared to $151 million in 2019.
•All other costs increased $4 million primarily due to inflation and other non-significant costs that were mostly offset by a $22 million non-railroad asset impairment in the prior year related to an intermodal terminal sale agreement.

Depreciation expense primarily relates to recognizing the costs of capital assets, such as locomotives, railcars and track structure, over their respective useful lives, which are reviewed periodically as part of depreciation studies. This expense is impacted primarily by the capital expenditures made each year. Depreciation expense increased $34 million primarily due to the impacts of the 2019 equipment depreciation study as well as a larger net asset base.

Fuel expense includes locomotive diesel fuel as well as non-locomotive fuel. This expense is largely driven by the market price and locomotive consumption of diesel fuel. Fuel expense decreased $365 million primarily due to a 31% price decrease that drove savings of $243 million, volume savings and a 5% improvement in fuel efficiency.

Equipment and Other expenses include rent paid for freight cars owned by other railroads or private companies, net of rents received by CSXT for use of its equipment. This category of expenses also includes expenses for short-term and long-term leases of locomotives, railcars, containers and trailers, offices and other rentals. These expenses decreased $14 million primarily due to volume savings, partially offset by higher days per load for automotive and other merchandise markets that resulted in increased car hire costs.

CSX 2020 Form 10-K p.29

CSX CORPORATION
PART II
Interest Expense
Interest Expense includes interest on long-term debt, equipment obligations and finance leases. Interest expense increased $17 million as higher average debt balances were partially offset by lower average rates.

Other Income - Net
Other Income - Net includes investment gains, losses and interest income, as well as components of net periodic pension and post-retirement benefit cost and other non-operating activities. Other income decreased $69 million primarily due to a $38 million increase in debt repurchase expense and decreased interest income driven by lower interest rates, partially offset by higher average cash and short-term investment balances.

Income Tax Expense
Income Tax Expense decreased $123 million primarily due to lower earnings before income taxes, partially offset by lower tax benefits from the impacts of stock option exercises and the vesting of other equity awards as well as prior year benefits from the resolution of certain state tax matters.

Net Earnings and Earnings per Diluted Share
Net Earnings decreased $566 million to $2.8 billion, and earnings per diluted share decreased $0.57 to $3.60, due to the factors mentioned above. Average shares outstanding was lower as a result of share repurchase activity during the year and had a favorable impact on earnings per diluted share.

2019 vs. 2018 Results of Operations
    See discussion of 2019 results of operations compared to 2018 results of operations in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

CSX 2020 Form 10-K p.30

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

Free Cash Flow
    Management believes that free cash flow is useful to investors as it is important in evaluating the Company’s financial performance. More specifically, free cash flow measures cash generated by the business after reinvestment. This measure represents cash available for both equity and bond investors to be used for dividends, share repurchases or principal reduction on outstanding debt. Free cash flow is calculated by using net cash from operations and adjusting for property additions and certain other investing activities, which includes proceeds from property dispositions. This measure should be considered in addition to, rather than a substitute for, cash provided by operating activities. Free cash flow before dividends decreased $832 million year-over-year to $2.6 billion primarily due to lower net cash provided by operating activities and lower proceeds from property dispositions.
    The following table reconciles cash provided by operating activities (GAAP measure) to free cash flow and adjusted free cash flow (both non-GAAP measures).

	Fiscal Years
	2020	2019
(Dollars in Millions)
Net cash provided by operating activities (a)	$4,263	$4,850
Property additions	(1,626)	(1,657)
Other investing activities (b)	9	285
Free Cash Flow, before dividends (non-GAAP)	$2,646	$3,478

(a) Net cash provided by operating activities for the year ended December 31, 2020, includes the impact of $21 million paid to settle a liability for non-controlling interest in an affiliate.
(b) For the year ended December 31, 2020, certain other investing activities used in the calculation of free cash flow do not include the impact of a $30 million deposit paid by the Company related to its signed definitive agreement to acquire Pan Am Railways, Inc. This transaction remains subject to regulatory review and approval by the Surface Transportation Board. This deposit is included in the other investing activities total on the consolidated cash flow statement for the year ended December 31, 2020.

CSX 2020 Form 10-K p.31

CSX CORPORATION
PART II
Operating Statistics (Estimated)

	Fiscal Years
	2020	2019	Improvement/ (Deterioration)
Operations Performance
Train Velocity (Miles per hour)(a)	20.2	20.5	(1)%
Dwell (Hours)(a)	9.3	8.6	(8)%
Cars Online	112,718	117,562	4%

Revenue Ton-Miles (Billions)
Merchandise	124.4	128.0	(3)%
Intermodal	28.1	26.9	4%
Coal	30.1	41.1	(27)%
Total Revenue Ton-Miles	182.6	196.0	(7)%

Total Gross Ton-Miles (Billions)	358.3	388.3	(8)%
On-Time Originations	87%	89%	(2)%
On-Time Arrivals	77%	79%	(3)%

Safety
FRA Personal Injury Frequency Index	0.81	0.90	10%
FRA Train Accident Rate	2.76	2.35	(17)%

(a) The methodologies for calculating train velocity, dwell and cars online differ from those prescribed by the STB as the Company believes these numbers more accurately reflect railroad performance. CSXT will continue to report these metrics, using the prescribed methodology, to the STB on a weekly basis. See additional discussion on the Company's website.
Certain operating statistics are estimated and can continue to be updated as actuals settle.

Key Performance Measures Definitions:
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
On-Time Originations - Percent of scheduled road trains that depart the origin yard on time or ahead of schedule.
On-Time Arrivals - Percent of scheduled road trains that arrive at the destination yard on time to within two hours of scheduled arrival.
FRA Personal Injury Frequency Index - Number of FRA-reportable injuries per 200,000 man-hours.
FRA Train Accident Rate - Number of FRA-reportable train accidents per million train-miles.

    The Company is committed to continuous improvement in safety and service performance through training, innovation and investment. Training and safety programs are designed to prevent incidents that can adversely impact employees, customers and communities. Technological innovations that can detect and avoid many types of human factor incidents are designed to serve as an additional layer of protection for the Company's employees. Continued capital investment in the Company's assets, including track, bridges, signals, equipment and detection technology also supports safety performance.

    Despite operating challenges presented by the COVID-19 pandemic, the Company remained focused on safety, service and controlling costs. Train velocity was roughly in line with last year’s record performance, declining 1% relative to 2019. Dwell increased by 8% compared to last year, while cars online decreased by 4% in 2020.

CSX 2020 Form 10-K p.32

CSX CORPORATION
PART II
From a safety perspective, the FRA personal injury index improved 10% and train-accident rate increased 17% from the prior year. In 2020, the number of FRA reportable injuries reached a new all-time record low for the second consecutive year. The number of FRA reportable train accidents remained at a record-low level, but a reduction in train miles negatively impacted the FRA train accident rate. The Company is committed to operational and safety improvement, while remaining focused on reducing risk and enhancing the overall safety of its employees, customers and communities in which the Company operates.

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

Significant Cash Flows
    The following charts highlight the components of the change in cash and cash equivalents for operating, investing and financing activities for full years 2020 and 2019.

    In 2020, the Company generated $4.3 billion of cash provided by operating activities, which was $587 million lower than prior year primarily driven by lower cash-generating income and unfavorable working capital activities. Net cash used in investing activities was $649 million, a decrease in net spend of $1.5 billion from the prior year primarily as a result of higher net sales of short-term investments, partially offset by lower proceeds from property dispositions. Net cash used in financing activities was $1.4 billion, which represents a decrease in net spend of $1.2 billion from the prior year primarily driven by lower share repurchases, partially offset by lower proceeds from debt issuances and higher debt repayments.

Sources of Cash and Liquidity
    The Company has multiple sources of liquidity, including cash generated from operations and financing sources. The Company filed a shelf registration statement with the SEC in February 2019 which is unlimited as to amount and may be used to issue debt or equity securities at CSX’s discretion, subject to market conditions and CSX Board authorization. While CSX seeks to give itself flexibility with respect to cash requirements, there can be no assurance that market conditions would permit CSX to sell such securities on acceptable terms at any given time, or at all. In 2020, CSX issued a total of $1.0 billion of new long-term debt.

CSX 2020 Form 10-K p.33

CSX CORPORATION
PART II
    CSX has access to a $1.2 billion five-year unsecured revolving credit facility backed by a diverse syndicate of banks that expires in March 2024. As of December 31, 2020, the Company had no outstanding balances under this facility. See Note 10, Debt and Credit Agreements for more information. The Company also has a commercial paper program, backed by the revolving credit facility, under which the Company may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $1.0 billion outstanding at any one time. As of December 31, 2020, the Company had no outstanding debt under the commercial paper program.

Uses of Cash
    CSX uses current cash balances for general corporate purposes, which may include working capital requirements, repayment of additional indebtedness outstanding from time to time, repurchases of CSX's common stock, capital investments, improvements in productivity and other cost reduction initiatives. The Company also uses cash for scheduled payments of debt and leases.

    In 2020, CSX continued to invest in its business to create long-term value for shareholders. The Company is committed to maintaining and improving its existing infrastructure and to positioning itself for long-term, profitable growth through optimizing network and terminal capacity. Funds used for property additions are further described below.

	Fiscal Years
Capital Expenditures (Dollars in Millions)	2020	2019
Track	$858	$860
Bridges, Signals and Other	508	493
Total Infrastructure	1,366	1,353
Strategic Projects and Commercial Facilities	143	141
Locomotives	57	55
Regulatory (including PTC)	39	91
Freight Cars	21	17
Total Capital Expenditures	$1,626	1,657

Planned capital investments for 2021 are expected to be between $1.7 billion and $1.8 billion. Of the total 2021 investment, the majority will be used to sustain the core infrastructure and the remaining amounts will be allocated to projects supporting service enhancements, productivity initiatives and profitable growth. CSX intends to fund capital investments through cash generated from operations.

    PTC implementation is complete at a total cost of $2.4 billion, which included installing new equipment along tracks, upgrading locomotives, adding communication equipment and developing new technologies. While the Company expects ongoing PTC costs, future PTC implementation costs are not expected to be material.

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

CSX 2020 Form 10-K p.34

CSX CORPORATION
PART II
CSX is committed to returning cash to shareholders. Capital structure, capital investments and cash distributions, including dividends and share repurchases, are reviewed at least annually by the Board of Directors. On February 10, 2021, the Company's Board of Directors authorized an 8% increase in the quarterly cash dividend to $0.28 per common share. Management's assessment of market conditions and other factors guides the timing and volume of repurchases. Future share repurchases are expected to be funded by cash on hand, cash generated from operations and debt issuances.

Material Changes in the Consolidated Balance Sheets and Working Capital
    CSX's balance sheet reflects its strong capital base and the impact of CSX's balanced approach in deploying capital for the benefit of its shareholders, which includes investments in infrastructure, dividend payments and share repurchases. Further, CSX is well positioned from a liquidity standpoint. The Company ended the year with $3.1 billion of cash, cash equivalents and short-term investments.

    Total assets as well as total liabilities and shareholders' equity increased $1.5 billion from prior year end. The increase in assets was primarily due to the net increase of $1.2 billion in cash and short-term investments as well as $276 million in net property additions. The net increase in cash and short-term investments was driven by $4.3 billion in cash from operations and proceeds from the issuance of $1.0 billion of long-term debt. These increases were partially offset by property additions of $1.6 billion, share repurchases of $867 million, dividends paid of $797 million and long-term debt repayments of $745 million.

Total liabilities increased $289 million from prior year end primarily due to the issuance of $1.0 billion of long-term debt and a $207 million increase in deferred tax liabilities primarily driven by accelerated tax depreciation. These increases were partially offset by debt repayments of $745 million and a $234 million decrease in accounts payable primarily due to the conversion of accounts payable to Conrail into notes payable. Total shareholders' equity increased $1.2 billion from prior year end primarily driven by net earnings of $2.8 billion, partially offset by share repurchases of $867 million and dividends paid of $797 million.

    Working capital is considered a measure of a company’s ability to meet its short-term needs. CSX had a working capital surplus of $2.4 billion at December 2020 and $1.1 billion at December 2019, an increase of $1.3 billion. The increase in current assets was primarily driven by the net increase in cash and short-term investments described above and the decrease in current liabilities was due to lower accounts payable partially offset by higher current maturities of long-term debt.

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

CSX 2020 Form 10-K p.35

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

    The cost and availability of unsecured financing are materially affected by CSX's long-term credit ratings. CSX's credit ratings remained stable during 2020. As of December 2020 and December 2019, S&P's long-term rating on CSX was BBB+ (Stable), and Moody's was Baa1 (Stable). Ratings of BBB- and Baa3 or better by S&P and Moody’s, respectively, reflect ratings on debt obligations that fall within a band of credit quality considered to be investment grade. If CSX's credit ratings were to decline to below investment-grade levels, the Company could experience significant increases in its interest cost for new debt. In addition, a decline in CSX’s credit ratings to below investment grade levels could adversely affect the market’s demand, and thus the Company’s ability to readily issue new debt. The Company is committed to maintaining an investment-grade credit profile.

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

In 2007, CSXT, a wholly-owned subsidiary of CSX Corporation, issued $381 million of secured equipment notes maturing in 2023 in a registered public offering. CSX Corporation has fully and unconditionally guaranteed the notes. At CSXT’s option, CSXT may redeem any or all of the notes, in whole or in part, at any time, at the redemption price including premium. In the case of loss or destruction of any item of equipment securing the notes, if CSXT does not substitute another item of equipment for the item suffering such loss or destruction, CSXT will be required to redeem the notes in part at par. The guarantee of the notes will rank equally in right of payment with all existing and future senior obligations of CSX Corporation and will be effectively subordinated to all future secured indebtedness of CSX Corporation to the extent of the assets securing such indebtedness. The guarantee is subject to release in limited circumstances only upon the occurrence of certain customary conditions. As of December 31, 2020, the principal balance of these secured equipment notes was $160 million.

CSX 2020 Form 10-K p.36

CSX CORPORATION
PART II
SCHEDULE OF CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

    The following tables set forth maturities of the Company's contractual obligations and other significant commitments:

Type of Obligation	2021	2022	2023	2024	2025	Thereafter	Total
(Dollars in Millions) (Unaudited)
Contractual Obligations
Total Debt (See Note 10)	$401	$162	$139	$551	$601	$14,851	$16,705
Interest on Debt	712	698	684	680	661	10,805	14,240
Purchase Obligations (See Note 8)	234	226	248	284	298	1,985	3,275
Other Post-Employment Benefits (a)	33	26	25	25	24	102	235
Operating Leases - Net (See Note 7)	47	43	36	36	35	1,172	1,369
Agreements with Conrail (See Note 15)	30	30	30	22	—	—	112
Total Contractual Obligations	$1,457	$1,185	$1,162	$1,598	$1,619	$28,915	$35,936

Other Commitments (b)	$74	$2	$—	$—	$—	$—	$76
(a) Other post-employment benefits include estimated other post-retirement medical and life insurance payments and payments under non-qualified pension plans that are unfunded. No amounts are included for funded pension obligations as no contributions are currently required. See Note 9, Employee Benefit Plans.
(b) Other commitments of $76 million consisted of surety bonds, letters of credit, uncertain tax positions and public private partnerships. Surety bonds of $29 million and letters of credit of $27 million arise from assurances issued by a third-party that CSX will fulfill certain obligations and are typically a contract, state, federal or court requirement. Uncertain tax positions of $16 million, which include interest and penalties, are all included in year 2021 as the year of settlement cannot be reasonably estimated. Contractual commitments related to public-private partnerships are $4 million.

CSX 2020 Form 10-K p.37

CSX CORPORATION
PART II
OFF-BALANCE SHEET ARRANGEMENTS

    For detailed information about the Company’s guarantees, operating leases and purchase obligations, see Note 8, Commitments and Contingencies. There are no off-balance sheet arrangements that are reasonably likely to have a material effect on the Company’s financial condition, results of operations or liquidity.

LABOR AGREEMENTS

    Approximately 15,700 of the Company's nearly 19,300 employees are members of a labor union. In November 2019, notices were served to the 13 rail unions that participate in national bargaining to begin negotiations for benefits, wages and work rules for the next labor bargaining round for 2020. Current agreements remain in place until modified by these negotiations. Typically, such negotiations take several years before agreements are reached.

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

Personal Injury, Environmental and Legal Reserves

Personal Injury
    Personal Injury reserves of $131 million and $129 million for 2020 and 2019, respectively, represent liabilities for employee work-related and third-party injuries. CSXT retains an independent actuary to assist management in assessing the value of personal injury claims. The methodology used by the actuary includes a development factor to reflect growth or reduction in the value of these personal injury claims. It is based largely on CSXT's historical claims and settlement experience. Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. For additional details, including a description of our related accounting policies, see Note 5, Casualty, Environmental and Other Reserves in the consolidated financial statements.

CSX 2020 Form 10-K p.38

CSX CORPORATION
PART II
Critical Accounting Estimates, continued

Environmental
    Environmental reserves were $76 million and $74 million in 2020 and 2019, respectively. The Company is a party to various proceedings related to environmental issues, including administrative and judicial proceedings involving private parties and regulatory agencies. The Company has been identified as a potentially responsible party at approximately 220 environmentally impaired sites. The Company reviews its potential liability with respect to each site identified, giving consideration to a number of factors such as:
•type of clean-up required;
•nature of the Company’s alleged connection to the location (e.g., generator of waste sent to the site or owner or operator of the site);
•extent of the Company’s alleged connection (e.g., volume of waste sent to the location and other relevant factors); and
•number, connection and financial viability of other named and unnamed potentially responsible parties at the location.

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

Pension and Post-retirement Medical Plan Accounting
    The Company sponsors defined benefit pension plans principally for salaried, management personnel. For employees hired prior to 2003, the plans provide eligible employees with retirement benefits based predominantly on years of service and compensation rates near retirement. For employees hired between 2003 and 2019, benefits are determined based on a cash balance formula, which provides benefits by utilizing interest and pay credits based upon age, service and compensation. Beginning in 2020, the CSX Pension Plan was closed to new participants. As of December 2020, the projected benefit obligation for the Company’s pension plans was $3.3 billion.

CSX 2020 Form 10-K p.39

CSX CORPORATION
PART II
Critical Accounting Estimates, continued

In addition to these plans, the Company sponsors a post-retirement medical plan and a life insurance plan that provide certain benefits to full-time, salaried, management employees hired prior to 2003 upon their retirement if certain eligibility requirements are met. Changes to the post-retirement medical and life insurance plans were communicated to participants in October 2018. Beginning in 2019, both the life insurance benefit for eligible active employees and health savings account contributions made by the Company to eligible retirees younger than 65 were eliminated. Beginning in 2020, the employer-funded health reimbursement arrangements for eligible retirees 65 years or older were eliminated. As a result of these plan amendments, the Company recognized a decrease of $102 million in the post-retirement benefit liability and a corresponding gain in other comprehensive income in 2018. As of December 2020, the projected benefit obligation for the Company’s other post-retirement benefit plans was $96 million.

For information related to the funded status of the Company's pension and other post-retirement benefit plans, see Note 9, Employee Benefit Plans.

    The accounting for these plans is subject to the guidance provided in the Compensation-Retirement Benefits Topic in the ASC. This rule requires that management make certain assumptions relating to the following:
•discount rates used to measure future obligations and interest expense;
•long-term rate of return on plan assets;
•salary scale inflation rates; and
•other assumptions.

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

CSX 2020 Form 10-K p.40

CSX CORPORATION
PART II
Critical Accounting Estimates, continued

The weighted average discount rates used by the Company to value its 2020 pension and post-retirement obligations are 2.43 percent and 2.07 percent, respectively. For 2019, the weighted average discount rates used by the Company to value its pension and post-retirement obligations were 3.13 percent and 2.87 percent, respectively. Discount rates may differ for pension and post-retirement benefits due to varying duration of the liabilities for projected payments for each plan. As of December 2020, the estimated duration of pensions and post-retirement benefits is approximately 12 years and 8 years, respectively.

    Each year, these discount rates are reevaluated and adjusted using the current market interest rates for high quality corporate bonds to reflect the best estimate of the current effective settlement rates. In general, if interest rates decline or rise, the assumed discount rates will change.

Long-term Rate of Return on Plan Assets
    The expected long-term average rate of return on plan assets reflects the average rate of earnings expected on the funds invested, or to be invested, to provide for benefits included in the projected benefit obligation. In estimating that rate, the Company gives appropriate consideration to the returns being earned by the plan assets in the funds and the rates of return expected to be available for reinvestment as well as the current and projected asset mix of the funds. Management, with the assistance of an outsourced investment manager, balances market expectations obtained from various investment managers with both market and actual plan historical returns to develop a reasonable estimate of the expected long-term rate of return on assets. As this assumption is long term, the annual review may result in less frequent adjustment than other assumptions used in pension accounting. The long-term rate of return on plan assets used by the Company to value its benefit cost for the subsequent plan year was 6.75 percent in both 2020 and 2019.

Salary Scale Inflation Rates
    Salary scale inflation rates are based on current trends and historical data accumulated by the Company.  The Company reviews recent wage increases and management incentive compensation payments over the past five years in its assessment of salary scale inflation rates. The Company used a salary scale rate of 4.60 percent in both 2020 and 2019 to value its pension obligations.

Other Assumptions
    The calculations made by the actuaries also include assumptions relating to health care cost trend rates, mortality rates, turnover and retirement age. These assumptions are based upon historical data, recent plan experience and industry trends and are determined by management.

2021 Estimated Pension and Post-retirement Expense
    Net periodic pension and post-retirement benefits expenses for 2021 are expected to be a $21 million credit and a $5 million credit, respectively. Net periodic pension and post-retirement benefits expenses for 2021 are expected to include service cost expense of $38 million and $1 million, respectively. Service cost expense is included in labor and fringe on the consolidated income statement and all other components of net pension expense and post-retirement benefits expense are included in other income - net. Net periodic pension expense and post-retirement benefits expense in 2020 were costs of $3 million and less than $1 million, respectively. The net decrease in the expected expense is primarily due to expected favorable pension asset experience.

CSX 2020 Form 10-K p.41

CSX CORPORATION
PART II
Critical Accounting Estimates, continued

The following sensitivity analysis illustrates the effects of a one percent change in certain assumptions like discount rates, long-term rate of return and salaries on the 2021 estimated pension and post-retirement expense:

(Dollars in Millions)	Pension Expense	Post-Retirement Expense
Discount Rate	$20	$1
Long-term Rate of Return	$28	N/A
Salary Inflation	$5	N/A

Depreciation Policies for Assets Utilizing the Group-Life Method
    The depreciable assets of the Company are depreciated using either the group-life or straight-line method of accounting, which are both acceptable depreciation methods in accordance with GAAP. The Company depreciates its railroad assets, including main-line track, locomotives and freight cars, using the group-life method of accounting. Assets depreciated under the group-life method comprise 87% of total fixed assets of $45.5 billion on a gross basis at December 31, 2020. The remaining depreciable assets of the Company, including non-railroad assets and assets under finance leases, are depreciated using the straight-line method on a per asset basis. Land is not depreciated.

    Management performs a review of depreciation expense and useful lives on a regular basis. Under the group-life method, the service lives and salvage values for each group of assets are determined by completing periodic depreciation studies and applying management’s methods to determine the service lives of its properties. There are several factors taken into account during the depreciation study and they include:
•statistical analysis of historical life and salvage data for each group of property;
•statistical analysis of historical retirements for each group of property;
•evaluation of current operations;
•evaluation of technological advances and maintenance schedules;
•previous assessment of the condition of the assets;
•management's outlook on the future use of certain asset groups;
•expected net salvage to be received upon retirement; and
•comparison of assets to the same asset groups with other companies.

    The Company completed a depreciation study for its road and track assets in 2020 and for equipment assets in 2019, both of which resulted in changes to accumulated depreciation, service lives, salvage values, and other related factors for certain assets. Recent experience with depreciation studies has resulted in changes to accumulated depreciation and depreciation rates that did not materially affect the Company's depreciation expense of $1.4 billion, $1.3 billion and $1.3 billion for 2020, 2019 and 2018, respectively. A one percent change in the average estimated useful life of all group-life assets would result in an approximate $12 million change to the Company’s annual depreciation expense. For additional details, including a more detailed description of our related accounting policies, see Note 6, Properties in the consolidated financial statements.

New Accounting Pronouncements and Changes in Accounting Policy
    See Note 1, Nature of Operations and Significant Accounting Policies under the caption “New Accounting Pronouncements and Changes in Accounting Policy.”
CSX 2020 Form 10-K p.42

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
CSX 2020 Form 10-K p.43

CSX CORPORATION
PART II
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
•competition from other modes of freight transportation, such as trucking, and competition and consolidation or financial distress within the transportation industry generally;
•the cost of compliance with laws and regulations that differ from expectations as well as costs, penalties and operational and liquidity impacts associated with noncompliance with applicable laws or regulations;
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
•the impact of global supply and price of seaborne coal on CSX's export coal market;
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
•the continued and uncertain impact of the COVID-19 pandemic; and
•the inherent uncertainty associated with projecting economic and business conditions.

    Other important assumptions and factors that could cause actual results to differ materially from those in the forward-looking statements are specified elsewhere in this report and in CSX's other SEC reports, which are accessible on the SEC's website at www.sec.gov and the Company's website at www.csx.com. The information on the CSX website is not part of this annual report on Form 10-K.

CSX 2020 Form 10-K p.44

CSX CORPORATION
PART II

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Changes in interest rates may impact the cost of future long-term debt issued by the Company, and as a result, represent interest rate risk to the Company. In an effort to manage this risk, CSX may use certain financial instruments such as interest rate forward contracts. The following information, together with information included in Note 10, Debt and Credit Agreements, describes the key aspects of such contracts and the related market risk to CSX.

Changes in interest rates could impact the fair value of the Company's forward starting interest rate swap. On both April 29, 2020, and July 9, 2020, the Company executed a forward starting interest rate swap with a notional value of $250 million for an aggregate notional value of $500 million. These swaps were effected to hedge the benchmark interest rate associated with future interest payments related to the anticipated refinancing of notes due in 2027. The Company recognized an unrealized gain of $62 million net of tax during the year ended December 31, 2020 in the consolidated statements of comprehensive income with the related asset on the balance sheet as of December 31, 2020. Upon settlement of the swaps, which expire in 2027, the unrealized gain or loss in AOCI will be recognized in earnings as an adjustment to interest expense over the same period during which the hedged transaction affects earnings. As of December 31, 2020, the potential change in fair value resulting from a hypothetical 10% change in interest rates would not be material.

As of December 2020, CSX has no floating rate debt obligations outstanding. However, changes in interest rates could impact the fair value (but not the carrying value) of the Company's fixed rate long-term debt. The potential decrease in fair value of the Company's fixed rate long-term debt resulting from a hypothetical 10% increase in interest rates, or approximately 15 basis points, is estimated to be $428 million as of December 31, 2020. The underlying fair values of the Company's long-term debt were estimated based on quoted market prices or on the current rates offered for debt with similar terms and maturities.

CSX 2020 Form 10-K p.45

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	47

CSX Corporation

Consolidated Financial Statements and Notes to Consolidated Financial Statements
Herewith:

Consolidated Income Statements for the Fiscal Years Ended:	49
December 31, 2020
December 31, 2019
December 31, 2018

Consolidated Comprehensive Income Statements for the Fiscal Years Ended:	50
December 31, 2020
December 31, 2019
December 31, 2018

Consolidated Balance Sheets as of:	51
December 31, 2020
December 31, 2019

Consolidated Cash Flow Statements for Fiscal Years Ended:	52
December 31, 2020
December 31, 2019
December 31, 2018

Consolidated Statements of Changes in Shareholders' Equity:	53
December 31, 2020
December 31, 2019
December 31, 2018

Notes to Consolidated Financial Statements	54
CSX 2020 Form 10-K p.46

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of CSX Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CSX Corporation (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, cash flows, and changes in shareholders’ equity for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 10, 2021 expressed an unqualified opinion thereon.

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

CSX 2020 Form 10-K p.47

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, continued

Depreciation Policies for Assets Utilizing the Group-Life Method
Description of the Matter	At December 31, 2020, assets depreciated under the group-life method comprised 87% of total gross fixed assets of $45.5 billion. As discussed in Note 6 of the consolidated financial statements, the group-life method aggregates assets with similar lives and characteristics into groups and depreciates each of these groups as a whole. When using the group-life method, an underlying assumption is that each group of assets, as a whole, is used and depreciated to the end of the group’s recoverable life. The Company utilizes different depreciable asset categories to account for depreciation expense for the railroad assets that are depreciated under the group-life method.

Under the group-life method, depreciation studies are completed to review asset service lives, salvage values, accumulated depreciation and other factors related to group assets. Depreciation studies are performed every three years for equipment assets and every six years for road and track assets. A depreciation study was performed in 2019 for equipment assets and 2020 for road and track assets. The most recent depreciation studies are reviewed by management each year to determine if there have been significant factors that result in changes to the group-life method key assumptions.

Auditing depreciation expense for assets subject to the group-life method was complex and required the involvement of specialists due to the nature of the methods used in the depreciation studies to determine the useful service lives and salvage values of the Company’s assets. These methods have a significant effect on depreciation expense.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process related to the assessment of periodic depreciation studies of its group-life assets. For example, we tested controls over management’s review of the depreciation study for road and track assets and review of depreciation expense and useful lives. We also tested controls over management’s review of asset activity and assumptions that could impact the most recent depreciation study of equipment assets.

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

We compared the significant methods used by management to those used throughout the industry and within other depreciation studies. We also assessed the historical accuracy of management’s estimates via retrospective review and independently calculated a sample of the annual depreciation rates.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1981.

Jacksonville, Florida
February 10, 2021

CSX 2020 Form 10-K p.48

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
CONSOLIDATED INCOME STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

	Fiscal Years
	2020	2019	2018
Revenue	$10,583	$11,937	$12,250
Expense
Labor and Fringe	2,275	2,616	2,738
Materials, Supplies and Other	1,684	1,749	1,931
Depreciation	1,383	1,349	1,331
Fuel	541	906	1,046
Equipment and Other Rents	338	352	335
Total Expense	6,221	6,972	7,381

Operating Income	4,362	4,965	4,869

Interest Expense	(754)	(737)	(639)
Other Income - Net (Note 14)	19	88	74
Earnings Before Income Taxes	3,627	4,316	4,304

Income Tax Expense (Note 12)	(862)	(985)	(995)
Net Earnings	$2,765	$3,331	$3,309

Per Common Share (Note 2)
Net Earnings Per Share
Basic	$3.61	$4.18	$3.86
Assuming Dilution	$3.60	$4.17	$3.84

Average Common Shares Outstanding (Millions)
Basic	766	796	857
Assuming Dilution	768	798	861
Certain prior year data has been reclassified to conform to the current presentation.
See accompanying Notes to Consolidated Financial Statements.

CSX 2020 Form 10-K p.49

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
(Dollars in Millions)

	Fiscal Years
	2020	2019	2018
Net Earnings	$2,765	$3,331	$3,309
Other Comprehensive Income (Loss) - Net of Tax:
Pension and Other Post-Employment Benefits	21	(15)	(164)
Interest Rate Derivatives	62	—	—
Other	(6)	1	(11)
Total Other Comprehensive Income (Loss) (Note 16)	77	(14)	(175)
Comprehensive Earnings	$2,842	$3,317	$3,134

See accompanying Notes to Consolidated Financial Statements.

CSX 2020 Form 10-K p.50

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	December	December
	2020	2019
ASSETS
Current Assets:
Cash and Cash Equivalents	$3,129	$958
Short-term Investments	2	996
Accounts Receivable - Net (Note 11)	912	986
Materials and Supplies	302	261
Other Current Assets	96	77
Total Current Assets	4,441	3,278

Properties	45,530	45,100
Accumulated Depreciation	(13,086)	(12,932)
Properties - Net (Note 6)	32,444	32,168

Investment in Affiliates and Other Companies (Note 15)	1,985	1,879
Right of Use Lease Asset (Note 7)	472	532
Other Long-term Assets	451	400
Total Assets	$39,793	$38,257
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$809	$1,043
Labor and Fringe Benefits Payable	482	489
Casualty, Environmental and Other Reserves (Note 5)	90	100
Current Maturities of Long-term Debt (Note 10)	401	245
Income and Other Taxes Payable	73	69
Other Current Liabilities	164	205
Total Current Liabilities	2,019	2,151

Casualty, Environmental and Other Reserves (Note 5)	224	205
Long-term Debt (Note 9)	16,304	15,993
Deferred Income Taxes - Net (Note 12)	7,168	6,961
Long-term Lease Liability (Note 7)	455	493
Other Long-term Liabilities	513	591
Total Liabilities	26,683	26,394

Shareholders' Equity:
Common Stock, $1 Par Value (Note 3)	763	773
Other Capital	409	346
Retained Earnings (Note 1)	12,527	11,404
Accumulated Other Comprehensive Loss (Note 16)	(598)	(675)
Non-controlling Minority Interest	9	15
Total Shareholders' Equity	13,110	11,863
Total Liabilities and Shareholders' Equity	$39,793	$38,257
Certain prior year data has been reclassified to conform to the current presentation.
See accompanying Notes to Consolidated Financial Statements.
CSX 2020 Form 10-K p.51

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
CONSOLIDATED CASH FLOW STATEMENTS
(Dollars in Millions)

	Fiscal Years
	2020	2019	2018
OPERATING ACTIVITIES
Net Earnings	$2,765	$3,331	$3,309
Adjustments to Reconcile Net Earnings to Net Cash
Provided by Operating Activities:
Depreciation	1,383	1,349	1,331
Deferred Income Taxes	180	273	279
Gains on Property Dispositions	(35)	(151)	(154)
Cash Payments for Restructuring Charge	—	—	(15)
Other Operating Activities	(32)	(69)	(117)
Changes in Operating Assets and Liabilities:
Accounts Receivable	83	45	(46)
Other Current Assets	(75)	68	101
Accounts Payable	(20)	98	104
Income and Other Taxes Payable	39	2	(104)
Other Current Liabilities	(25)	(96)	(47)
Net Cash Provided by Operating Activities	4,263	4,850	4,641
INVESTING ACTIVITIES
Property Additions	(1,626)	(1,657)	(1,745)
Purchases of Short-term Investments	(426)	(2,838)	(736)
Proceeds from Sales of Short-term Investments	1,424	2,108	505
Proceeds from Property Dispositions	56	254	319
Other Investing Activities	(77)	31	(27)
Net Cash Used in Investing Activities	(649)	(2,102)	(1,684)
FINANCING ACTIVITIES
Long-term Debt Issued (Note 10)	1,000	2,000	3,000
Long-term Debt Repaid (Note 10)	(745)	(518)	(19)
Dividends Paid	(797)	(763)	(751)
Shares Repurchased	(867)	(3,373)	(4,671)
Other Financing Activities	(34)	6	(59)
Net Cash Used in Financing Activities	(1,443)	(2,648)	(2,500)
Net Increase in Cash and Cash Equivalents	2,171	100	457
CASH AND CASH EQUIVALENTS
Cash and Cash Equivalents at Beginning of Period	958	858	401
Cash and Cash Equivalents at End of Period	$3,129	$958	$858

SUPPLEMENTAL CASH FLOW INFORMATION
Interest Paid - Net of Amounts Capitalized	$750	$717	$614
Income Taxes Paid	$664	$691	$814
Certain prior year data has been reclassified to conform to the current presentation.
See accompanying Notes to Consolidated Financial Statements.
CSX 2020 Form 10-K p.52

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Dollars in Millions)

	Common Shares Outstanding (Thousands)	Common Stock and Other Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss) (a)	Non- controlling Minority Interest	Total Shareholders' Equity
December 31, 2017	889,851	$1,107	$14,084	$(486)	$16	$14,721
Comprehensive Earnings:
Net Earnings	—	—	3,309	—	—	3,309
Other Comprehensive Loss (Note 16)	—	—	—	(175)	—	(175)
Total Comprehensive Earnings						3,134
Common stock dividends,$0.88 per share	—	—	(751)	—	—	(751)
Share Repurchases	(72,264)	(72)	(4,599)	—	—	(4,671)
Other	593	32	114	—	1	147
December 31, 2018	818,180	1,067	12,157	(661)	17	12,580
Comprehensive Earnings:
Net Earnings	—	—	3,331	—	—	3,331
Other Comprehensive Loss (Note 16)	—	—	—	(14)	—	(14)
Total Comprehensive Earnings						3,317
Common stock dividends, $0.96 per share	—	—	(763)	—	—	(763)
Share Repurchases	(47,819)	(48)	(3,325)	—	—	(3,373)
Other	3,110	100	4	—	(2)	102
December 31, 2019	773,471	1,119	11,404	(675)	15	11,863
Comprehensive Earnings:
Net Earnings	—	—	2,765	—	—	2,765
Other Comprehensive Income (Note 16)	—	—	—	77	—	77
Total Comprehensive Earnings						2,842
Common stock dividends, $1.04 per share	—	—	(797)	—	—	(797)
Share Repurchases	(12,614)	(13)	(854)	—	—	(867)
Other	1,672	66	9	—	(6)	69
December 31, 2020	762,529	$1,172	$12,527	$(598)	$9	$13,110
(a) Accumulated Other Comprehensive Loss year-end balances shown above are net of tax. The associated taxes were $156 million, $184 million and $180 million for 2020, 2019 and 2018, respectively. For additional information see Note 16, Other Comprehensive Income.

See accompanying Notes to Consolidated Financial Statements.

CSX 2020 Form 10-K p.53

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

CSX Transportation, Inc.
CSX’s principal operating subsidiary, CSX Transportation, Inc. (“CSXT”), provides an important link to the transportation supply chain through its approximately 19,500 route mile rail network, which serves major population centers in 23 states east of the Mississippi River, the District of Columbia and the Canadian provinces of Ontario and Quebec. It has access to over 70 ocean, river and lake port terminals along the Atlantic and Gulf Coasts, the Mississippi River, the Great Lakes and the St. Lawrence Seaway. The Company’s intermodal business links customers to railroads via trucks and terminals. CSXT also serves thousands of production and distribution facilities through track connections to more than 230 short-line and regional railroads.

CSXT is also responsible for the Company's real estate sales, leasing, acquisition and management and development activities. Substantially all of these activities are focused on supporting railroad operations.

Other Entities
In addition to CSXT, the Company’s subsidiaries include CSX Intermodal Terminals, Inc. (“CSX Intermodal Terminals”), Total Distribution Services, Inc. (“TDSI”), Transflo Terminal Services, Inc. (“Transflo”), CSX Technology, Inc. (“CSX Technology”) and other subsidiaries. CSX Intermodal Terminals owns and operates a system of intermodal terminals, predominantly in the eastern United States, and also provides drayage services (the pickup and delivery of intermodal shipments) for certain customers. TDSI serves the automotive industry with distribution centers and storage locations. Transflo connects non-rail served customers to the many benefits of rail by transferring products from rail to trucks. The biggest Transflo markets are chemicals and agriculture, which include shipments of plastics and ethanol. CSX Technology and other subsidiaries provide support services for the Company.

Acquisition of Pan-Am Railways
On November 30, 2020, CSX signed a definitive agreement to acquire Pan Am Railways, Inc. (“Pan Am”) which owns and operates a highly integrated, nearly 1,200-mile rail network and has a partial interest in the more than 600-mile Pan Am Southern system. This will expand CSX’s reach in Connecticut, New York and Massachusetts while adding Vermont, New Hampshire and Maine to its existing network. A $30 million deposit paid by the Company related to its agreement to acquire Pan Am is included in other investing activities on the consolidated cash flow statement. This transaction remains subject to regulatory review and approval by the Surface Transportation Board.
CSX 2020 Form 10-K p.54

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 1.  Nature of Operations and Significant Accounting Policies, continued

Lines of Business
During 2020, the Company's services generated $10.6 billion of revenue and served three primary lines of business: merchandise, intermodal and coal.

•The merchandise business shipped 2.5 million carloads (43 percent of volume) and generated 67 percent of revenue in 2020. The Company’s merchandise business is comprised of shipments in the following diverse markets: chemicals, agricultural and food products, automotive, minerals, forest products, metals and equipment, and fertilizers.
•The intermodal business shipped 2.7 million units (46 percent of volume) and generated 16 percent of revenue in 2020. The intermodal business combines the superior economics of rail transportation with the flexibility of trucks and offers a cost and environmental advantage over long-haul trucking. Through a network of approximately 30 terminals, the intermodal business serves all major markets east of the Mississippi River and transports mainly manufactured consumer goods in containers, providing customers with truck-like service for longer shipments.
•The coal business shipped 637 thousand carloads (11 percent of volume) and generated 13 percent of revenue in 2020. The Company transports domestic coal, coke and iron ore to electricity-generating power plants, steel manufacturers and industrial plants as well as export coal to deep-water port facilities. Approximately one-quarter to one-third of export coal and the majority of the domestic coal that the Company transports is used for generating electricity or industrial purposes.

    Other revenue accounted for 4 percent of the Company’s total revenue in 2020. This revenue category includes revenue from regional subsidiary railroads, demurrage, storage at intermodal facilities, revenue for customer volume commitments not met, switching, other incidental charges and adjustments to revenue reserves. Revenue from regional railroads includes shipments by railroads that the Company does not directly operate. Demurrage represents charges assessed when freight cars or other equipment are held beyond a specified period of time. Switching represents charges assessed when a railroad switches cars for a customer or another railroad.

Employees
The Company's number of employees was nearly 19,300 as of December 2020, which includes approximately 15,700 union employees. Most of the Company’s employees provide or support transportation services.

CSX 2020 Form 10-K p.55

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 1.  Nature of Operations and Significant Accounting Policies, continued

Basis of Presentation
In the opinion of management, the accompanying consolidated financial statements contain all normal, recurring adjustments necessary to fairly present the financial position of CSX and its subsidiaries at December 31, 2020 and December 31, 2019, and the consolidated statements of income, comprehensive income, cash flows and changes in shareholders’ equity for fiscal years 2020, 2019 and 2018. Where applicable, prior year information has been reclassified to conform to current presentation. In addition, management has evaluated and disclosed all material events occurring subsequent to the date of the financial statements up to the date this annual report is filed on Form 10-K.

Fiscal Year
The Company's fiscal periods are based upon the calendar year. Except as otherwise specified, references to full years indicate CSX’s fiscal years ended on December 31, 2020, December 31, 2019 and December 31, 2018.

Principles of Consolidation
    The consolidated financial statements include results of operations of CSX and subsidiaries over which CSX has majority ownership or financial control. All significant intercompany accounts and transactions have been eliminated. Most investments in companies that were not majority-owned were carried at cost (if less than 20% owned and the Company has no significant influence) or were accounted for under the equity method (if the Company has significant influence but does not have control). These investments are reported within Investment in Affiliates and Other Companies on the consolidated balance sheets.

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

CSX 2020 Form 10-K p.56

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 1.  Nature of Operations and Significant Accounting Policies, continued

Materials and Supplies
    Materials and supplies in the consolidated balance sheets are carried at average cost and consist primarily of parts used in the repair and maintenance of track structure, equipment, and CSXT’s freight car and locomotive fleets, as well as fuel.

New Accounting Pronouncements
    In June 2016, the FASB issued ASU Measurement of Credit Losses on Financial Instruments, which replaces current methods for evaluating impairment of financial instruments not measured at fair value, including trade accounts receivable and certain debt securities, with a current expected credit loss model. CSX was required to adopt this new standard update by January 1, 2020. Adoption did not have a material effect on the Company's results of operations.

In August 2018, the FASB issued ASU Changes to the Disclosure Requirements for Defined Benefit Plans as part of its disclosure effectiveness initiative, which modifies the disclosure requirements for employer-sponsored defined benefit pension and other postretirement plans. CSX was required to adopt this new standard update by January 1, 2020. Adoption did not have a material impact on the Company's disclosures.

Use of Estimates
    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that management make estimates in reporting the amounts of certain assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of certain revenues and expenses during the reporting period. Actual results may differ from those estimates. Critical accounting estimates using management judgment are made for the following areas:
•personal injury, environmental and legal reserves (see Note 5, Casualty, Environmental and Other Reserves);
•pension and post-retirement medical plan accounting (see Note 9, Employee Benefit Plans); and
•depreciation policies for assets under the group-life method (see Note 6, Properties).

CSX 2020 Form 10-K p.57

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 2.  Earnings Per Share

    The following table sets forth the computation of basic earnings per share and earnings per share, assuming dilution:

	Fiscal Years
	2020	2019	2018
Numerator (Dollars in Millions):
Net Earnings	$2,765	$3,331	$3,309
Dividend Equivalents on Restricted Stock	—	—	(1)
Net Earnings, Attributable to Common Shareholders	$2,765	$3,331	$3,308

Denominator (Units in Millions):
Average Common Shares Outstanding	766	796	857
Other Potentially Dilutive Common Shares	2	2	4
Average Common Shares Outstanding, Assuming Dilution	768	798	861

Net Earnings Per Share, Basic	$3.61	$4.18	$3.86
Net Earnings Per Share, Assuming Dilution	$3.60	$4.17	$3.84

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

    When calculating diluted earnings per share, the potential shares that would be outstanding if all outstanding stock options were exercised are included. This number is different from outstanding stock options, which is included in Note 4, Stock Plans and Share-Based Compensation, because it is offset by shares CSX could repurchase using the proceeds from these hypothetical exercises to obtain the common stock equivalent. The total average outstanding equity awards that were excluded from the diluted earnings per share calculation because their effect was antidilutive is in the table below.

	Fiscal Years
	2020	2019	2018
Antidilutive stock options excluded from Diluted EPS (in millions)	2	1	—

Share Repurchase Programs
    In January 2019, the Company announced a $5 billion share repurchase program ("January 2019 program"). At December 31, 2020, approximately $889 million of authority remained under this program. On October 21, 2020, the Company announced a new, incremental $5 billion share repurchase program (“October 2020 program”). Total repurchase authority remaining as of December 31, 2020, was $5.9 billion. Previously, share repurchases were completed under a share repurchase program originally announced in October 2017 for $1.5 billion, and later increased to $5 billion in February 2018, that was completed in January 2019 ("October 2017 program").
CSX 2020 Form 10-K p.58

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

Share Repurchase Activity
    During 2020, 2019, and 2018, CSX repurchased the following shares:

	Fiscal Years
	2020	2019	2018
Shares Repurchased (Units in Millions)	13	48	72
Cost of Shares (Dollars in Millions)	$867	$3,373	$4,671
Average Price Paid per Share	$68.70	$70.54	$64.64

On October 17, 2019, the Company repurchased 4.7 million shares for $319 million from MR Argent Advisor LLC, a CSX shareholder, on behalf of certain limited partners of its affiliated funds (“Mantle Ridge”) under the January 2019 share repurchase program. A member of CSX’s Board of Directors, Paul C. Hilal, founded and controls Mantle Ridge and each of its related entities. Shares purchased from Mantle Ridge are included in the table above.

Accelerated Share Repurchases
Shares repurchased under accelerated share repurchase agreements are included in the table above. In December 2020, the Company completed an accelerated share repurchase subject to an agreement to repurchase shares of the Company’s stock under the January 2019 program. Under this agreement, the Company paid a total of $100 million and received approximately 1.1 million shares.

    In August 2019, the Company entered into an accelerated share repurchase agreement under the January 2019 program. Under this accelerated share repurchase agreement, the Company made a prepayment of $250 million to a financial institution and settlement occurred in September 2019. At settlement, the Company received approximately 4 million shares, calculated based on the volume-weighted average price of the Company’s common stock over the term of the agreement, less a discount.

    During 2018, the Company completed four accelerated share repurchase agreements under the October 2017 program. Under these agreements, the Company paid $1.5 billion and received approximately 22 million total shares.

CSX 2020 Form 10-K p.59

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 3. Shareholders’ Equity

Common and preferred stock consists of the following:

Common Stock, $1 Par Value	December 2020
(Units in Millions)
Common Shares Authorized	1,800
Common Shares Issued and Outstanding	763

Preferred Stock
Preferred Shares Authorized	25
Preferred Shares Issued and Outstanding	—

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

	Fiscal Years
(Dollars in Millions)	2020	2019	2018
Share-Based Compensation Expense
Stock Options	$19	$18	$13
Restricted Stock Units and Awards	6	8	6
Employee Stock Purchase Plan	5	4	2
Stock Awards for Directors	2	2	2
Performance Units	(3)	42	28
Total Share-based Compensation Expense	$29	$74	$51
Income Tax Benefit	$19	$43	$26
CSX 2020 Form 10-K p.60

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 4.  Stock Plans and Share-Based Compensation, continued

Long-term Incentive Plans
The objective of the CSX Long-term Incentive Plans (“LTIP”) is to motivate and reward certain employees for achieving and exceeding certain financial goals. The 2020-2022 LTIP was adopted under the 2019 Stock and Incentive Award Plan and the 2019-2021 and 2018-2020 LTIPs were adopted under the 2010 Stock and Incentive Award Plan. Grants were made in performance units, with each unit being equivalent to one share of CSX common stock, and payouts will be made in CSX common stock. The payout range for most participants will be between 0% and 200% of the target awards depending on Company performance against predetermined goals for each three-year cycle.

In 2020, 2019, and 2018, target performance units were granted to certain employees under three separate LTIP plans covering three-year cycles: the 2020-2022 ("2020-2022 LTIP"), the 2019-2021 (“2019-2021 LTIP”), and the 2018-2020 (“2018-2020 LTIP”) plans. Payouts of performance units for the 2020-2022, 2019-2021 and 2018-2020 LTIP plans will be based on the achievement of certain goals, in each case excluding non-recurring items as disclosed in the Company’s financial statements.

•For the 2020-2022 LTIP plan, the cumulative operating income and cumulative free cash flow over the plan period will each comprise 50% of the payout and will be measured independently of the other. Participants will receive stock dividend equivalents declared over the performance period based on the number of performance units paid upon vesting.
•For the 2019-2021 LTIP plan, the cumulative operating ratio and cumulative free cash flow over the plan period will each comprise 50% of the payout and will be measured independently of the other.
•For the 2018-2020 LTIP plan, the final year operating ratio and cumulative free cash flow over the plan period will each comprise 50% of the payout and will be measured independently of the other.

For these plans, payouts for certain executive officers are subject to formulaic upward or downward adjustment by up to 25%, capped at an overall payout of 200% for the 2018 plan and 250% for the 2019 and 2020 plans, based upon the Company’s total shareholder return relative to specified comparable groups over the performance period.

The fair value of the performance units awarded during the years ended December 2020, 2019 and 2018 were calculated primarily using a Monte-Carlo simulation model with the following weighted-average assumptions:

Weighted-average assumptions used:	2020	2019	2018
Annual dividend yield	n/a	1.4%	1.6%
Risk-free interest rate	1.4%	2.4%	2.3%
Annualized volatility	24.5%	27.4%	29.1%
Expected life (in years)	2.9	2.8	2.9
CSX 2020 Form 10-K p.61

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 4.  Stock Plans and Share-Based Compensation, continued

    Performance unit grant and vesting information is summarized as follows:

	Fiscal Years
	2020	2019	2018
Weighted-average grant date fair value	$76.17	$66.18	$55.57
Fair value of units vested in fiscal year ending (in millions)	$18	$17	$14

The performance unit activity related to the outstanding long-term incentive plans and corresponding fair value is summarized as follows:

	Performance Units Outstanding (in Thousands)	Weighted-Average Fair Value at Grant Date
Unvested at December 31, 2019	643	$60.58
Granted	356	76.17
Forfeited	(34)	66.71
Vested	(325)	55.35
Unvested at December 31, 2020	640	$71.59

As of December 2020, there was $2 million of total unrecognized compensation cost related to performance units that is expected to be recognized over a weighted-average period of approximately one year.

Stock Options
    Stock options in 2020, 2019, and 2018 were primarily granted along with the corresponding LTIP plans. Under this program, an employee receives an award that provides the opportunity in the future to purchase CSX shares at the closing market price of the stock on the date the award is granted (the strike price). Options granted in 2020 and 2019 become exercisable either in equal installments on the anniversary of the grant date over a vesting period (three-year graded) or three years after the grant date (three-year cliff), depending on the individual grant. The options granted in 2018 vest three years after the grant date (three-year cliff). All options expire 10 years from the grant date if they are not exercised.

The fair value of stock options granted was estimated as of the dates of grant using the Black-Scholes option valuation model, which uses the following assumptions: dividend yield, risk-free interest rate, annualized volatility and expected life. The annual dividend yield is based on the most recent quarterly CSX dividend payment annualized. The risk-free interest rate is based on U.S. Treasury yield curve in effect at the time of grant. The annualized volatility is based on historical volatility of daily CSX stock price returns over a 6.0 year look-back period ending on the grant date. The expected life is calculated using the safe harbor approach due to lack of historical data on CSX options, which is the midpoint between the vesting schedule and contractual term (10 years).

CSX 2020 Form 10-K p.62

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 4.  Stock Plans and Share-Based Compensation, continued

    Assumptions and inputs used to estimate fair value of stock options are summarized as follows:

	Fiscal Years
	2020	2019	2018
Weighted-average grant date fair value	$18.94	$17.87	$14.65

Stock options valuation assumptions:
Annual dividend yield	1.2%	1.3%	1.5%
Risk-free interest rate	1.4%	2.4%	2.6%
Annualized volatility	26.1%	25.7%	27.0%
Expected life (in years)	6.0	6.1	6.5
Other pricing model inputs:
Weighted-average grant-date market price of CSX stock (strike price)	$79.58	$70.01	$54.19

The stock option activity is summarized as follows:

	Stock Options Outstanding (in Thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in Millions)
Outstanding at December 31, 2019	3,795	$49.78
Granted	1,339	79.58
Forfeited	(131)	72.04
Exercised	(786)	37.41
Outstanding at December 31, 2020	4,217	$60.88	7.5	$126
Exercisable at December 31, 2020	1,257	$40.05	6.0	$64

Unrecognized compensation expense related to stock options as of December 2020 was $18 million and is expected to be recognized over a weighted-average period of approximately two years. The Company issues new shares upon stock option exercises. There were no significant exercises during 2018. Additional information on stock option exercises is summarized as follows:

(Dollars in Millions)	2020	2019
Intrinsic value of stock options exercised	$30	$87
Cash received from option exercises	$29	$45

CSX 2020 Form 10-K p.63

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 4.  Stock Plans and Share-Based Compensation, continued

Restricted Stock Grants
    Restricted stock grants consist of units and awards, each equivalent to one share of CSX stock. Restricted stock units are primarily issued along with corresponding LTIP plans and vest three years after the date of grant. Separately, restricted stock awards generally vest over an employment period of up to five years. These awards are time-based and not based upon CSX’s attainment of operational targets. Participants receive cash or stock dividend equivalents on these shares, depending on the grant. Restricted stock grant and vesting information is summarized as follows:

	Fiscal Years
	2020	2019	2018
Weighted-average grant date fair value	$79.30	$69.19	$62.60
Fair value of units and awards vested during fiscal year ended (in millions)	$8	$7	$9

The restricted stock activity related to the outstanding long-term incentive plans and other awards and corresponding fair value is summarized as follows:

	Restricted Stock Units and Awards Outstanding (in Thousands)	Weighted-Average Fair Value at Grant Date
Unvested at December 31, 2019	427	$57.29
Granted	106	79.30
Forfeited	(24)	63.12
Vested	(157)	48.42
Unvested at December 31, 2020	352	$67.08

As of December 2020, unrecognized compensation expense for these restricted stock units and awards was approximately $9 million, which will be expensed over a weighted-average remaining period of two years.

CSX 2020 Form 10-K p.64

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 4.  Stock Plans and Share-Based Compensation, continued

Stock Awards for Directors
    CSX’s non-management directors receive a base annual retainer of $112,500 to be paid quarterly in cash, unless the director chooses to defer the retainer in the form of cash or CSX common stock. Additionally, non-management directors receive an annual grant of common stock in the amount of approximately $162,500, with the number of shares to be granted based on the average closing price of CSX stock in the months of November, December and January. The independent non-executive Chairman also receives an annual grant of common stock in the amount of approximately $250,000, with the number of shares to be granted based on the average closing price of CSX stock in the months of November, December, and January. These awards are evaluated periodically by the Board of Directors.

Employee Stock Purchase Plan
In May 2018, shareholders approved the 2018 CSX Employee Stock Purchase Plan (“ESPP”) for the benefit of Company employees. The Company registered 4 million shares of common stock that may be issued pursuant to this plan. Under the ESPP, employees may contribute between 1% and 10% of base compensation, after-tax, to purchase up to $25,000 of market value CSX common stock per year at 85% of the closing market price on either the grant date or the last day of the six-month offering period, whichever is lower. During 2019 and 2020, the Company issued the following shares under this program.

	Fiscal Years
	2020	2019
Shares issued (in thousands)	242	249
Weighted average purchase price per share	$60.40	$52.72

NOTE 5.  Casualty, Environmental and Other Reserves

    Activity related to casualty, environmental and other reserves is as follows:

	Casualty	Environmental	Other
(Dollars in Millions)	Reserves	Reserves	Reserves	Total
December 31, 2017	$228	$90	$56	$374
Charged to Expense	21	10	41	72
Payments	(50)	(20)	(52)	(122)
December 31, 2018	199	80	45	324
Charged to Expense	56	17	34	107
Payments	(68)	(23)	(35)	(126)
December 31, 2019	187	74	44	305
Charged to Expense	55	20	32	107
Payments	(46)	(18)	(34)	(98)
December 31, 2020	$196	$76	$42	$314
CSX 2020 Form 10-K p.65

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 5.  Casualty, Environmental and Other Reserves, continued

    Personal injury and environmental reserves are considered critical accounting estimates due to the need for management judgment. In the table above, the impacts of changes in estimates are included in the charged to expense amount and were not material in 2020, 2019, or 2018. Casualty, environmental and other reserves are provided for in the consolidated balance sheets as shown in the table below.

	December 2020			December 2019
(Dollars in Millions)	Current	Long-term	Total	Current	Long-term	Total
Casualty:
Personal Injury	$38	$93	$131	$42	$87	$129
Occupational	11	54	65	6	52	58
Total Casualty	$49	$147	$196	$48	$139	$187
Environmental	23	53	76	31	43	74
Other	18	24	42	21	23	44
Total	$90	$224	$314	$100	$205	$305

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

Casualty
Casualty reserves of $196 million and $187 million for 2020 and 2019, respectively, represent accruals for personal injury, occupational disease and occupational injury claims. The Company's self-insured retention amount for these claims is $75 million per occurrence. Currently, no individual claim is expected to exceed the self-insured retention amount. Most of the Company's casualty claims relate to CSXT. In accordance with the Contingencies Topic in the ASC, to the extent the value of an individual claim exceeds the self-insured retention amount, the Company would present the liability on a gross basis with a corresponding receivable for insurance recoveries.

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
CSX 2020 Form 10-K p.66

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 5.  Casualty, Environmental and Other Reserves, continued

Personal Injury
    Personal injury reserves represent liabilities for employee work-related and third-party injuries. Work-related injuries for CSXT employees are primarily subject to the Federal Employers' Liability Act ("FELA"). CSXT retains an independent actuary to assist management in assessing the value of personal injury claims. An analysis is performed by the actuary quarterly and is reviewed by management. The methodology used by the actuary includes a development factor to reflect growth or reduction in the value of these personal injury claims based largely on CSXT's historical claims and settlement experience. These analyses did not result in a material adjustment to the personal injury reserve in 2020, 2019 or 2018.

Occupational
    Occupational reserves represent liabilities arising from allegations of exposure to certain materials in the workplace (such as solvents, soaps, chemicals and diesel fumes), past exposure to asbestos or allegations of chronic physical injuries resulting from work conditions (such as repetitive stress injuries). Beginning in second quarter 2020, the Company retains an independent actuary to analyze the Company’s historical claim filings, settlement amounts, and dismissal rates to assist in determining future anticipated claim filing rates and average settlement values. This analysis is performed by the actuary and reviewed by management quarterly. Previously, the quarterly analysis was performed by management. There were no material adjustments to the occupational reserve in 2020, 2019 or 2018.

Environmental
Environmental reserves were $76 million and $74 million for 2020 and 2019, respectively. The Company is a party to various proceedings related to environmental issues, including administrative and judicial proceedings involving private parties and regulatory agencies. The Company has been identified as a potentially responsible party at approximately 220 environmentally impaired sites. Many of these are, or may be, subject to remedial action under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), also known as the Superfund Law, or similar state statutes. Most of these proceedings arose from environmental conditions on properties used for ongoing or discontinued railroad operations. A number of these proceedings, however, are based on allegations that the Company, or its predecessors, sent hazardous substances to facilities owned or operated by others for treatment, recycling or disposal. In addition, some of the Company’s land holdings were leased to others for commercial or industrial uses that may have resulted in releases of hazardous substances or other regulated materials onto the property and could give rise to proceedings against the Company.

In any such proceedings, the Company is subject to environmental clean-up and enforcement actions under the Superfund Law, as well as similar state laws that may impose joint and several liability for clean-up and enforcement costs on current and former owners and operators of a site without regard to fault or the legality of the original conduct. These costs could be substantial.

CSX 2020 Form 10-K p.67

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 5.  Casualty, Environmental and Other Reserves, continued

    In accordance with the Asset Retirement and Environmental Obligations Topic in the ASC, the Company reviews its role with respect to each site identified at least quarterly, giving consideration to a number of factors such as:
•type of clean-up required;
•nature of the Company’s alleged connection to the location (e.g., generator of waste sent to the site or owner or operator of the site);
•extent of the Company’s alleged connection (e.g., volume of waste sent to the location and other relevant factors); and
•number, connection and financial viability of other named and unnamed potentially responsible parties at the location.

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

Other
Other reserves were $42 million and $44 million for 2020 and 2019, respectively. These reserves include liabilities for various claims, such as property, automobile and general liability. Also included in other reserves are longshoremen disability claims related to a previously owned international shipping business (these claims are in runoff) as well as claims for current port employees.

CSX 2020 Form 10-K p.68

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 6.  Properties

Details of the Company’s net properties are as follows:

(Dollars in Millions)		Accumulated	Net Book	Annual Depreciation	Estimated Useful Life	Depreciation
December 2020	Cost	Depreciation	Value	Rate	( Avg. Years)	Method
Road
Rail and Other Track Material	$8,449	$(1,739)	$6,710	2.5%	41	Group Life
Ties	6,284	(1,780)	4,504	3.5%	28	Group Life
Grading	2,768	(614)	2,154	1.3%	75	Group Life
Ballast	3,238	(1,051)	2,187	2.6%	38	Group Life
Bridges, Trestles, and Culverts	2,688	(380)	2,308	1.7%	60	Group Life
Signals and Interlockers	3,170	(944)	2,226	4.1%	24	Group Life/ Straight Line (a)
Buildings	1,366	(529)	837	2.5%	40	Group Life
Other	5,146	(2,101)	3,045	4.1%	25	Group Life
Total Road	33,109	(9,138)	23,971
Equipment
Locomotive	5,085	(1,849)	3,236	3.6%	27	Group Life
Freight Cars	2,557	(540)	2,017	2.9%	35	Group Life
Work Equipment and Other	2,585	(1,559)	1,026	8.2%	12	Group Life/ Straight Line (a)
Total Equipment	10,227	(3,948)	6,279
Land	1,823	—	1,823	N/A	N/A	N/A
Construction In Progress	371	—	371	N/A	N/A	N/A
Total Properties	$45,530	$(13,086)	$32,444
(a) For depreciation method, certain asset categories contain intermodal terminals or technology-related assets, which are depreciated using the straight-line method.
CSX 2020 Form 10-K p.69

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 6.  Properties, continued

(Dollars in Millions)		Accumulated	Net Book	Annual Depreciation	Estimated Useful Life	Depreciation
December 2019	Cost	Depreciation	Value	Rate	(Avg. Years)	Method
Road
Rail and Other Track Material	$8,194	$(1,719)	$6,475	2.5%	40	Group Life
Ties	6,041	(1,666)	4,375	3.7%	27	Group Life
Grading	2,763	(595)	2,168	1.4%	72	Group Life
Ballast	3,156	(1,013)	2,143	2.7%	37	Group Life
Bridges, Trestles, and Culverts	2,529	(334)	2,195	1.6%	61	Group Life
Signals and Interlockers	3,077	(819)	2,258	4.0%	25	Group Life/ Straight Line (a)
Buildings	1,335	(492)	843	2.5%	40	Group Life
Other	5,030	(1,980)	3,050	4.2%	24	Group Life
Total Road	32,125	(8,618)	23,507
Equipment
Locomotive	5,320	(2,020)	3,300	3.6%	27	Group Life
Freight Cars	2,964	(880)	2,084	2.9%	35	Group Life
Work Equipment and Other	2,424	(1,414)	1,010	8.2%	12	Group Life/ Straight Line (a)
Total Equipment	10,708	(4,314)	6,394
Land	1,836	—	1,836	N/A	N/A	N/A
Construction In Progress	431	—	431	N/A	N/A	N/A
Total Properties	$45,100	$(12,932)	$32,168
(a) For depreciation method, certain asset categories contain intermodal terminals or technology-related assets, which are depreciated using the straight-line method.

CSX 2020 Form 10-K p.70

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

    The Company’s largest category of capital investment is the replacement of track assets and the acquisition or construction of new assets that enable CSX to enhance its operations or provide new capacity offerings to its customers. These construction projects are primarily completed by CSXT employees. Costs for track asset replacement and capacity projects that are capitalized include:

•labor costs, because many of the assets are self-constructed;
•costs to purchase or construct new track or to prepare ground for the laying of track;
•welding (rail, field and plant), which are processes used to connect segments of rail;
•new ballast, which is gravel and crushed stone that holds track in line;
•fuels and lubricants associated with tie, rail and surfacing work, which is the process of raising track to a designated elevation over an extended distance;
•cross, switch and bridge ties, which are the braces that support the rails on a track;
•gauging, which is the process of standardizing the distance between rails;
•handling costs associated with installing rail, ties or ballast;
•usage charge of machinery and equipment utilized in construction or installation; and
•other track materials.

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

CSX 2020 Form 10-K p.71

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 6.  Properties, continued

Depreciation Method
The depreciable assets of the Company are depreciated using either the group-life or straight-line method of accounting, which are both acceptable depreciation methods in accordance with GAAP. The Company depreciates its railroad assets, including main-line track, locomotives and freight cars, using the group-life method. Assets depreciated under the group-life method comprise 87% of total fixed assets of $45.5 billion on a gross basis as of December 2020. The remaining depreciable assets of the Company, including non-railroad assets and assets under finance leases, are depreciated using the straight-line method on a per asset basis. Land is not depreciated.

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

Estimated Useful Life
    Management performs a review of depreciation expense and useful lives on a regular basis. Under the group-life method, the service lives and salvage values for each group of assets are determined by completing periodic depreciation studies and applying management’s methods to determine the service lives of its properties. A depreciation study is the periodic review of asset service lives, salvage values, accumulated depreciation, and other related factors for group assets conducted by a third-party specialist, analyzed by the Company’s management and approved by the STB, the regulatory board that has broad jurisdiction over railroad practices. The STB requires depreciation studies be performed every three years for equipment assets (e.g., locomotives and freight cars) and every six years for road and track assets (e.g., bridges, signals, rail, ties, and ballast). The Company believes the frequency of depreciation studies currently required by the STB, complemented by annual data reviews conducted by a third-party specialist and analyzed by the Company's management, provides adequate review of asset service lives and that a more frequent review would not result in a material change due to the long-lived nature of most of the assets.

    The Company completed a depreciation study for its road and track assets in 2020 and for equipment assets in 2019, both of which resulted in changes to accumulated depreciation, service lives, salvage values, and other related factors for certain assets. Recent experience with depreciation studies has resulted in changes to accumulated depreciation and depreciation rates that did not materially affect the Company's depreciation expense of $1.4 billion, $1.3 billion and $1.3 billion for 2020, 2019 and 2018, respectively.

CSX 2020 Form 10-K p.72

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 6.  Properties, continued

Group-Life Assets Sales and Retirements
Since the rail network is one contiguous, connected network it is impractical to maintain specific identification records for these assets. For track assets (e.g., rail, ties, and ballast), CSX utilizes a first-in, first-out approach to asset retirements. Equipment assets (e.g., locomotives and freight cars) are specifically identified at retirement. When an equipment asset is retired that has been depreciated using the group-life method, the cost is reduced from the cost base and recorded in accumulated depreciation.

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

For sales or retirements of assets depreciated under the group-life method that do not occur in the ordinary course of business, a gain or loss may be recognized if the sale or retirement meets each of the following three criteria: (i) it is unusual, (ii) it is material in amount, and (iii) it varies significantly from the retirement profile identified through our depreciation studies. No material gains or losses were recognized on the sale of assets depreciated using the group-life method in 2020, 2019, or 2018 as no sales met the criteria described above.

Land and Straight-line Assets Sales and Retirements
    When the Company sells or retires land, land-related easements or assets depreciated under the straight-line method, a gain or loss is recognized in materials, supplies and other on the consolidated statements of income. Primarily as a result of its initiative to monetize non-core properties, the Company recognized gains on the sale of properties of $35 million, $151 million and $154 million in 2020, 2019 and 2018, respectively.

Impairment Review
Properties and other long-lived assets are reviewed for impairment whenever events or business conditions indicate the carrying amount of such assets may not be fully recoverable. Initial assessments of recoverability are based on estimates of undiscounted future net cash flows associated with an asset or a group of assets in accordance with the Property, Plant, and Equipment Topic in the ASC. Where impairment is indicated, the assets are evaluated and their carrying amount is reduced to fair value based on discounted net cash flows or other estimates of fair value. Impairment expense of $8 million in 2020 and $24 million in 2018 was primarily due to the discontinuation of certain in-progress projects. In 2019, impairment expense of $22 million was related to an intermodal terminal sale agreement. Impairment expense is recorded in materials, supplies and other expense on the consolidated income statement.

CSX 2020 Form 10-K p.73

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 7. Leases

    At inception, the Company determines if an arrangement contains a lease and whether that lease meets the classification criteria of a finance or operating lease. Some of the Company’s lease arrangements contain lease components (e.g., minimum rent payments) and non-lease components (e.g., maintenance, labor charges, etc.). The Company generally accounts for each component separately based on the estimated standalone price of each component. For certain equipment leases, such as freight car, vehicles and work equipment, the Company accounts for the lease and non-lease components as a single lease component.

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

The Company has various lease agreements with other parties with terms up to 50 years. Non-cancelable, long-term leases may include provisions for maintenance, options to purchase and options to extend the terms. These options are included in the lease term when it is reasonably certain that the option will be exercised. Lease expense for operating leases, including leases with escalations over their terms, is recognized on a straight-line basis over the lease term. Variable lease expense is recognized in the period in which the obligation for those payments is incurred. Lease expense is included in equipment and other rents on the consolidated income statements and is reported net of lease income. Lease income was not material to the results of operations for 2020, 2019 or 2018.
CSX 2020 Form 10-K p.74

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 7. Leases, continued

CSX has a significant operating lease with the State of Georgia for approximately 137 miles of right-of-way with integral equipment for a term of 50 years with an annual 2.5% increase. The following table presents information about the amount, timing and uncertainty of cash flows arising from all of the Company’s operating leases as of December 31, 2020.

(Dollars in Millions)	December 2020
Maturity of Lease Liabilities	Lease Payments
2021	47
2022	43
2023	36
2024	36
2025	35
Thereafter	1,172
Total undiscounted operating lease payments	$1,369
Less: Imputed interest	(869)
Present value of operating lease liabilities	$500

(Dollars in Millions)	2020	2019
Balance Sheet Classification
Right of use asset	$472	$532

Current lease liabilities (recorded in other current liabilities)	$45	$57
Long-term lease liabilities	455	493
Total operating lease liabilities	$500	$550

Other Information
Weighted-average remaining lease term for operating leases	35 years	33 years
Weighted-average discount rate for operating leases	5.0%	5.0%

Cash Flows
    As of December 2020 and 2019, the Company's right-of-use asset was valued at $472 million and $532 million, respectively. An initial asset of $534 million was recognized as a non-cash asset addition upon adoption of the new lease accounting standard effective January 1, 2019. Additional right-of-use assets of $11 million and $51 million were recognized as non-cash asset additions that resulted from new operating lease liabilities during the years ended 2020 and 2019, respectively. Cash paid for amounts included in the present value of operating lease liabilities was $59 million and $60 million during the years ended 2020 and 2019, respectively, and is included in operating cash flows.

Operating Lease Costs
    These costs are primarily related to long-term operating leases, but also include immaterial amounts for variable leases and short-term leases with terms greater than 30 days. These amounts are shown in the table below.

	Fiscal Years
(Dollars in Millions)	2020	2019	2018
Rent Expense on Operating Leases	$82	$84	$66
CSX 2020 Form 10-K p.75

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 7. Leases, continued

Finance Leases
    Finance leases are included in properties - net and long-term debt on the consolidated balance sheets and were not material as of December 2020 or December 2019. The associated amortization expense and interest expense are included in depreciation and interest expense, respectively, on the consolidated income statements and were not material to the results of operations for 2020, 2019 or 2018.

NOTE 8.  Commitments and Contingencies

Purchase Commitments
    CSXT's long-term locomotive maintenance program agreement with a third party contains commitments related to specific locomotive rebuilds and a long-term maintenance program that covers a portion of CSXT’s fleet of locomotives. The maintenance program costs are based on the maintenance cycle for each covered locomotive, which is determined by the asset's age and type. Expected future costs may change as required maintenance schedules are revised and locomotives are placed into or removed from service. Under CSXT’s current obligations, the agreement will expire no earlier than 2035.

    The following table summarizes the number of locomotives covered and CSXT’s payments under the long-term maintenance program.

	Fiscal Years
(Dollars in Millions)	2020	2019	2018
Amounts Paid	$158	$139	$170
Number of Locomotives	1,874	1,897	1,910

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

(Dollars in Millions)	Locomotive Maintenance & Rebuild Payments	Other Commitments	Total
2021	$195	$39	$234
2022	204	22	226
2023	228	20	248
2024	270	14	284
2025	284	14	298
Thereafter	1,892	93	1,985
Total	$3,073	$202	$3,275

CSX 2020 Form 10-K p.76

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 8.  Commitments and Contingencies, continued

Insurance
    The Company maintains insurance programs with substantial limits for property damage, including resulting business interruption, and third-party liability. A certain amount of risk is retained by the Company on each insurance program. During 2020, the Company restructured its property insurance program to increase the level at which the Company retains all risk from $50 million to $100 million per occurrence for losses from floods and named windstorms from $25 million to $75 million per occurrence for other property losses. For third-party liability claims, the Company retains all risk up to $75 million per occurrence. As CSX negotiates insurance coverage above its full self-retention amounts, it retains a percentage of risk at various layers of coverage. While the Company believes its insurance coverage is adequate, future claims could exceed existing insurance coverage or insurance may not continue to be available at commercially reasonable rates.

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
    The Company is able to estimate a range of possible loss for certain legal proceedings for which a loss is reasonably possible in excess of reserves established. The Company has estimated this range to be $1 million to $24 million in aggregate as of December 31, 2020. This estimated aggregate range is based upon currently available information and is subject to significant judgment and a variety of assumptions. Accordingly, the Company's estimate will change from time to time, and actual losses may vary significantly from the current estimate.

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

CSX 2020 Form 10-K p.77

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

    In March 2016, EPA issued its Record of Decision detailing the agency’s mandated remedial process for the lower 8 miles of the Study Area. Approximately 80 parties, including Pharmacia, are participating in an EPA-directed allocation and settlement process to assign responsibility for the remedy selected for the lower 8 miles of the Study Area. CSXT is participating in the EPA-directed allocation and settlement process on behalf of Pharmacia. At a later date, EPA will select a remedy for the remainder of the Study Area and is expected to again seek the participation of private parties to implement the selected remedy using EPA’s CERCLA authority to compel such participation, if necessary.

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

CSX 2020 Form 10-K p.78

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 9.  Employee Benefit Plans

The Company sponsors defined benefit pension plans principally for salaried, management personnel. For employees hired prior to 2003, the plans provide eligible employees with retirement benefits based predominantly on years of service and compensation rates near retirement. For employees hired between 2003 and 2019, benefits are determined based on a cash balance formula, which provides benefits by utilizing interest and pay credits based upon age, service and compensation. Beginning in 2020, the CSX Pension Plan was closed to new participants.

In addition to these plans, the Company sponsors a post-retirement medical plan and a life insurance plan that provide certain benefits to full-time, salaried, management employees hired prior to 2003 upon their retirement if certain eligibility requirements are met. Changes to the post-retirement medical and life insurance plans were communicated to participants in October 2018. Beginning in 2019, both the life insurance benefit for eligible active employees and health savings account contributions made by the Company to eligible retirees younger than 65 were eliminated. Beginning in 2020, the employer-funded health reimbursement arrangements for eligible retirees 65 years or older were eliminated. As a result of these plan amendments, the Company recognized a decrease of $102 million in the post-retirement benefit liability and a corresponding gain in other comprehensive income in 2018. These changes did not result in a curtailment loss as there was no material impact to service costs for active plan participants.

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

	Summary of Participants as of
	January 1, 2020
	Pension Plans	Post-retirement Medical Plan
Active Employees	3,373	779
Retirees and Beneficiaries	11,841	2,282
Other(a)	3,854	—
Total	19,068	3,061
(a) For pension plans, the other category consists mostly of terminated but vested former employees.
CSX 2020 Form 10-K p.79

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 9.  Employee Benefit Plans, continued

The benefit obligation for these plans represents the liability of the Company for current and retired employees and is affected primarily by the following:

•service cost (benefits attributed to employee service during the period);
•interest cost (interest on the liability due to the passage of time);
•actuarial gains/losses (experience during the year different from that assumed and changes in plan assumptions); and
•benefits paid to participants.

Cash Flows
    Plan assets are amounts that have been segregated and restricted to provide qualified pension plan benefits and include amounts contributed by the Company and amounts earned from invested contributions, net of benefits paid. Qualified pension plan obligations are funded in accordance with regulatory requirements and with an objective of meeting or exceeding minimum funding requirements necessary to avoid restrictions on flexibility of plan operation and benefit payments. The Company funds the cost of the post-retirement medical and life insurance benefits as well as nonqualified pension benefits on a pay-as-you-go basis. No qualified pension plan contributions were made during 2020, 2019 and 2018. No contributions to the Company's qualified pension plans are expected in 2021.

    Future expected benefit payments are as follows:

	Expected Cash Flows
(Dollars in Millions)	Pension Benefits	Post-retirement Benefits
2021	$196	$17
2022	188	10
2023	187	9
2024	186	8
2025	185	8
2026-2030	898	28
Total	$1,840	$80

Plan Assets
    During 2020, the Company migrated to an outsourced investment management strategy to manage the pension plan assets. The CSX Investment Committee (the “Investment Committee”), whose members are selected by the Executive Vice President and Chief Financial Officer, is responsible for setting policy and oversight of investment management. The Investment Committee and investment manager utilize an investment asset allocation strategy that is monitored on an ongoing basis and updated periodically in consideration of plan or employee changes, or changing market conditions. Periodic studies provide an extensive modeling of asset investment return in conjunction with projected plan liabilities and seek to evaluate how to maximize return within the constraints of acceptable risk.

CSX 2020 Form 10-K p.80

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 9.  Employee Benefit Plans, continued

The current asset allocation targets 60% growth-oriented investments and 40% immunizing investments. The growth-oriented portfolio consists of return-seeking investments that are diversified across geography, market capitalization, and asset class. The immunizing portfolio is comprised of a customized mix of fixed income and cash investments designed to reduce liability risk. Allocations are evaluated for levels within 5% of targeted allocations and are adjusted quarterly as necessary.

    The distribution of pension plan assets as of the measurement date is shown in the table below, and these assets are reported net of pension liabilities on the balance sheet.

	December 2020		December 2019
		Percent of		Percent of
(Dollars in Millions)	Amount	Total Assets	Amount	Total Assets
Growth-Oriented	$1,816	61%	$2,027	72%
Equity	1,324	44	1,772	63
Fixed Income	271	9	229	8
Cash and Cash Equivalents	221	8	26	1
Immunizing	1,184	39	798	28
Fixed Income	1,018	34	595	21
Cash and Cash Equivalents	166	5	203	7
Total	$3,000	100%	$2,825	100%

Under the supervision of the Investment Committee, the investment manager selects investments or fund managers in accordance with standards of prudence applicable to asset diversification and investment suitability. The Company also selects fund managers with differing investment styles and benchmarks their investment returns against appropriate indices. Fund investment performance is continuously monitored. Acceptable performance is determined in the context of the long-term return objectives of the fund and appropriate asset class benchmarks.

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
CSX 2020 Form 10-K p.81

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 9.  Employee Benefit Plans, continued

Benefit Obligation, Plan Assets and Funded Status
Changes in benefit obligation and the fair value of plan assets for the 2020 and 2019 calendar plan years are as follows:

	Pension Benefits		Post-retirement Benefits
	Plan Year	Plan Year	Plan Year	Plan Year
(Dollars in Millions)	2020	2019	2020	2019
Actuarial Present Value of Benefit Obligation
Accumulated Benefit Obligation	$3,134	$2,963	N/A	N/A
Projected Benefit Obligation	3,257	3,122	$96	$117

Change in Projected Benefit Obligation:
Projected Benefit Obligation at Beginning of Plan Year	$3,122	$2,758	$117	$118
Service Cost (a)	46	34	1	1
Interest Cost	82	103	5	2
Plan Participants' Contributions	—	—	6	7
Actuarial Loss (Gain)	197	418	(11)	22
Benefits Paid	(190)	(191)	(22)	(33)
Benefit Obligation at End of Plan Year	$3,257	$3,122	$96	$117

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Plan Year	$2,825	$2,431	$—	$—
Actual Return on Plan Assets	345	568	—	—
Non-qualified Employer Contributions	20	17	16	26
Plan Participants' Contributions	—	—	6	7
Benefits Paid	(190)	(191)	(22)	(33)
Fair Value of Plan Assets at End of Plan Year	3,000	2,825	—	—
Funded Status at End of Plan Year	$(257)	$(297)	$(96)	$(117)
(a)Service cost for each 2020 and 2019 includes capitalized service costs of $3 million.

The $197 million net actuarial loss for pension benefits in 2020 was driven by a 70 bps decrease in the weighted average discount rate, partially offset by changes to assumptions based on census data. The $11 million net actuarial gain for post-retirement benefits in 2020 was driven by favorable participant experience and changes to assumptions based on census data. In 2019, the $418 million net actuarial loss for pension benefits and the $22 million net actuarial loss for post-retirement benefits were driven by a 111 bps decrease in the weighted average discount rate.

CSX 2020 Form 10-K p.82

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

	Pension Benefits		Post-retirement Benefits
	December	December	December	December
(Dollars in Millions)	2020	2019	2020	2019
Amounts Recorded in Consolidated
Balance Sheets:
Long-term Assets (a)	$29	$25	$—	$—
Current Liabilities	(16)	(17)	(17)	(20)
Long-term Liabilities	(270)	(305)	(79)	(97)
Net Amount Recognized in
Consolidated Balance Sheets	$(257)	$(297)	$(96)	$(117)
(a)Long-term assets as of December 2020 and 2019 relate to qualified pension plans where assets exceed projected benefit obligations.

    The funded status, or amount by which the benefit obligation exceeds the fair value of plan assets, represents a liability. At December 2020, the status of CSX plans with a net liability only is disclosed below. The total fair value of all plan assets as of December 2020 was $3.0 billion, which includes the qualified pension plans with net assets.

	Aggregate
(Dollars in Millions)	Fair Value	Aggregate
Benefit Obligations in Excess of Plan Assets	of Plan Assets	Benefit Obligation
Projected Benefit Obligation	$2,884	$(3,170)
Accumulated Benefit Obligation	2,884	(264)
CSX 2020 Form 10-K p.83

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

	Pension Benefits Fiscal Years			Post-retirement Benefits Fiscal Years
(Dollars in Millions)	2020	2019	2018	2020	2019	2018
Service Cost Included in Labor and Fringe	$43	$31	$32	$1	$1	$2

Interest Cost	82	103	92	5	2	7
Expected Return on Plan Assets	(176)	(171)	(176)	—	—	—
Amortization of Net Loss	54	30	41	1	—	—
Amortization of Prior Service Cost	—	—	—	(7)	(7)	(2)
Total (Income)/ Expense Included in Other Income - Net	(40)	(38)	(43)	(1)	(5)	5
Net Periodic Benefit Cost/(Credit)	$3	$(7)	$(11)	$—	$(4)	$7
Settlement Gain	(1)	—	(1)	—	—	—
Total Periodic Benefit Cost/(Credit)	$2	$(7)	$(12)	$—	$(4)	$7

Pension and Other Post-retirement Benefits Adjustments
The following table shows the pre-tax change in other comprehensive loss (income) attributable to certain components of net benefit expense and the change in benefit obligation for CSX for pension and other post-employment benefits.

(Dollars in Millions)	Pension Benefits		Post-retirement Benefits
Components of Other Comprehensive	December	December	December	December
Loss (Income)	2020	2019	2020	2019
Recognized in the Balance Sheet
Losses (Gains)	$28	$21	$(11)	$22
Expense (Income) Recognized in the Income Statement
Amortization of Net Losses	$54	$30	$1	$—
Settlement Gain	(1)	—	—	—
Amortization of Prior Service Costs	—	—	(7)	(7)

As of December 2020, the balances to be amortized related to the Company's pension obligations is a pre-tax loss of $854 million and related to post-retirement obligations is a pre-tax gain of $78 million. These amounts are included in accumulated other comprehensive loss, a component of shareholders’ equity.

CSX 2020 Form 10-K p.84

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 9.  Employee Benefit Plans, continued

Assumptions
The expected long-term average rate of return on plan assets reflects the average rate of earnings expected on the funds invested, or to be invested, to provide for benefits included in the projected benefit obligation. In estimating that rate, the Company gives appropriate consideration to the returns being earned by the plan assets in the funds and the rates of return expected to be available for reinvestment as well as the current and projected asset mix of the funds. Management, with the assistance of the outsourced investment manager, balances market expectations obtained from various investment managers with both market and actual plan historical returns to develop a reasonable estimate of the expected long-term rate of return on assets. This assumption is reviewed annually and adjusted as deemed appropriate.

The Company measures the service cost and interest cost components of the net pension and post-retirement benefits expense by using individual spot rates matched with separate cash flows for each future year. The weighted averages of assumptions used by the Company to value its pension and post-retirement obligations were as follows:

	Pension Benefits		Post-retirement Benefits
	2020	2019	2020	2019
Expected Long-term Return on Plan Assets:
Benefit Cost for Current Plan Year	6.75%	6.75%	N/A	N/A
Benefit Cost for Subsequent Plan Year	6.75%	6.75%	N/A	N/A

Discount Rates:
Benefit Cost for Plan Year
Service Cost for Plan Year	3.32%	4.40%	2.93%	4.14%
Interest Cost for Plan Year	2.69%	3.87%	2.43%	3.51%
Benefit Obligation at End of Plan Year	2.43%	3.13%	2.07%	2.87%

Salary Scale Inflation	4.60%	4.60%	N/A	N/A
Cash Balance Plan Interest Credit Rate	3.75%	3.75%	N/A	N/A
Other Plans
Under collective bargaining agreements, the Company participates in a multi-employer benefit plan, which provides certain post-retirement health care and life insurance benefits to eligible contract employees. Premiums under this plan are expensed as incurred and amounted to $20 million, $26 million and $30 million in 2020, 2019 and 2018, respectively.

The Company maintains savings plans for virtually all full-time salaried employees and certain employees covered by collective bargaining agreements. Expense associated with these plans was $39 million, $41 million and $41 million for 2020, 2019 and 2018, respectively, and is included in labor and fringe expense on the consolidated income statement.
CSX 2020 Form 10-K p.85

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 10.  Debt and Credit Agreements

    Debt at December 2020 and December 2019 is shown in the table below. For information regarding the fair value of debt, see Note 13, Fair Value Measurements.

	Maturity at December	Average Interest Rates at December	December	December
(Dollars in Millions)	2020	2020	2020	2019
Notes	2021-2068	4.0%	$16,542	$16,056
Equipment Obligations(a)	2021-2023	6.3%	160	178
Finance Leases	2020-2026	14.5%	3	4
Subtotal Long-term Debt (including current portion)			$16,705	$16,238
Less Debt Due within One Year			(401)	(245)
Long-term Debt (excluding current portion)			$16,304	$15,993
(a) Equipment obligations are secured by an interest in certain railroad equipment.

Debt Issuance & Early Redemption of Long-term Debt
    CSX issued the following notes, which are included in the consolidated balance sheets under long-term debt and may be redeemed by the Company at any time, subject to payment of certain make-whole premiums:
•On December 1, 2020, issued $500 million of 2.50% notes due 2051. On December 30, 2020, the proceeds of the offering were used to fully redeem CSX’s outstanding $500 million of 3.70% notes that otherwise would have matured on November 1, 2023.
•On March 30, 2020, issued $500 million of 3.8% notes due 2050.
•On September 12, 2019, issued $400 million of 2.40% notes due 2030 and $600 million of 3.35% notes due 2049. On October 15, 2019, a portion of the net proceeds was used to fully redeem CSX’s outstanding $500 million of 3.70% notes that otherwise would have matured on October 30, 2020.
•On February 28, 2019, issued $600 million of 4.25% notes due 2029, which was a reopening of existing notes originally issued in November 2018, and $400 million of 4.50% notes due 2049.

    The net proceeds from debt issuances will be used for general corporate purposes, which may include debt repayments, repurchases of CSX's common stock, capital investment, working capital requirements, improvements in productivity and other cost reductions. For more information regarding a non-cash debt transaction with a related party, see Note 15, Investment in Affiliates and Related-Party Transactions.

CSX 2020 Form 10-K p.86

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 10.  Debt and Credit Agreements, continued

Long-term Debt Maturities (Net of Discounts, Premiums and Issuance Costs)

(Dollars in Millions)	Maturities at
Fiscal Years Ending	December 2020
2021	$401
2022	162
2023	139
2024	551
2025	601
Thereafter	14,851
Total Long-term Debt Maturities, including current portion	$16,705

Interest Rate Derivatives
On both April 29, 2020, and July 9, 2020, the Company executed a forward starting interest rate swap with a notional value of $250 million for an aggregate notional value of $500 million. These swaps were effected to hedge the benchmark interest rate associated with future interest payments related to the anticipated refinancing of $850 million of 3.25% notes due in 2027. In accordance with the Derivatives and Hedging Topic in the ASC, the Company has designated these swaps as cash flow hedges. As of December 31, 2020, the asset value of the forward starting interest rate swaps was $80 million and was recorded in other long-term assets on the consolidated balance sheet.

Unrealized gains or losses associated with changes in the fair value of the hedge are recorded net of tax in accumulated other comprehensive income (“AOCI”) on the consolidated balance sheet. Unless settled early, the swaps will expire in 2027 and the unrealized gain or loss in AOCI will be recognized in earnings as an adjustment to interest expense over the same period during which the hedged transaction affects earnings. Unrealized gains, recorded net of tax in other comprehensive income, related to the hedges were $62 million for the year ended December 31, 2020.

Credit Facilities
CSX has a $1.2 billion unsecured, revolving credit facility backed by a diverse syndicate of banks. This facility allows same-day borrowings at floating interest rates, based on LIBOR or an agreed-upon replacement, plus a spread that depends upon CSX's senior unsecured debt ratings. LIBOR is the London Interbank Offered Rate, which is a daily reference rate based on the interest rates at which banks offer to lend unsecured funds. This facility expires in March 2024, and as of December 31, 2020, the Company had no outstanding balances under this facility.

    Commitment fees and interest rates payable under the facility were similar to fees and rates available to comparably rated investment-grade borrowers. As of December 31, 2020, CSX was in compliance with all covenant requirements under the facility.

Commercial Paper
    Under its commercial paper program, which is backed by the revolving credit facility, the Company may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $1.0 billion. Proceeds from issuances of the notes are expected to be used for general corporate purposes. At December 31, 2020, the Company had no commercial paper outstanding.

CSX 2020 Form 10-K p.87

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

	Fiscal Years
(Dollars in millions)	2020	2019	2018

Chemicals(a)	$2,309	$2,349	$2,344
Agricultural and Food Products	1,386	1,410	1,306
Automotive	920	1,236	1,267
Forest Products(a)	824	862	834
Metals and Equipment(a)	675	742	771
Minerals(a)	538	559	527
Fertilizers	424	431	442
Total Merchandise	7,076	7,589	7,491

Intermodal	1,702	1,760	1,931

Coal	1,397	2,070	2,246

Other	408	518	582
Total	$10,583	$11,937	$12,250
(a) In first quarter 2020, changes were made in the categorization of certain lines of business, impacting Chemicals, Forest Products, Metals and Equipment, and Minerals. The impacts were not material and prior periods have been reclassified to conform to the current presentation.

Revenue Recognition
The Company generates revenue from freight billings under contracts with customers generally on a rate per carload, container or ton-basis based on length of haul and commodities carried. The Company’s performance obligation arises when it receives a bill of lading (“BOL”) to transport a customer's commodities at a negotiated price contained in a transportation services agreement or a publicly disclosed tariff rate. Once a BOL is received, a contract is formed whereby the parties are committed to perform, collectability of consideration is probable and the rights of the parties, shipping terms and conditions, and payment terms are identified. A customer may submit several BOLs for transportation services at various times throughout a service agreement term, but each shipment represents a distinct service that is a separately identified performance obligation.

CSX 2020 Form 10-K p.88

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

During 2020, 2019 and 2018, revenue recognized from performance obligations related to prior periods (for example, due to changes in transaction price) was not material.

Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to future reporting periods for freight services started but not completed at the reporting date. This includes the unearned portion of billed and unbilled amounts for cancellable freight shipments in transit. The Company expects to recognize the unearned portion of revenue for freight services in transit within one week of the reporting date. As of December 31, 2020, remaining performance obligations were not material.

CSX 2020 Form 10-K p.89

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 11. Revenues, continued

Contract Balances and Accounts Receivable
The timing of revenue recognition, billings and cash collections results in accounts receivable and customer advances and deposits (contract liabilities) on the consolidated balance sheets. Contract assets, contract liabilities and deferred contract costs recorded on the consolidated balance sheet as of December 31, 2020 were not material.

The Company’s accounts receivable - net consists of freight and non-freight receivables, reduced by an allowance for credit losses.

(Dollars in millions)	December 31, 2020	December 31, 2019

Freight Receivables	$716	$790
Freight Allowance for Credit Losses	(16)	(21)
Freight Receivables, net	700	769

Non-Freight Receivables	224	226
Non-Freight Allowance for Credit Losses	(12)	(9)
Non-Freight Receivables, net	212	217
Total Accounts Receivable, net	$912	$986

Freight receivables include amounts earned, billed and unbilled, and currently due from customers for transportation-related services. Non-freight receivables include amounts billed and unbilled and currently due related to government reimbursement receivables and other non-revenue receivables. The Company maintains an allowance for credit losses to provide for the estimated amount of receivables that will not be collected. The allowance is based upon an assessment of risk characteristics, historical payment experience, and the age of outstanding receivables adjusted for forward-looking economic conditions as necessary. Credit losses recognized on the Company’s accounts receivable were not material in 2020 and 2019.

CSX 2020 Form 10-K p.90

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 12.  Income Taxes

Earnings before income taxes of $3.6 billion, $4.3 billion and $4.3 billion for fiscal years 2020, 2019 and 2018, respectively, represent earnings from domestic operations. The breakdown of income tax expense between current and deferred is as follows:

	Fiscal Years
(Dollars in Millions)	2020	2019	2018
Current:
Federal	$559	$608	$572
State	123	104	144
Subtotal Current	682	712	716

Deferred:
Federal	149	235	275
State	31	38	4
Subtotal Deferred	180	273	279
Total Income Tax Expense	$862	$985	$995

The Company recorded a 2020 income tax benefit of $30 million primarily as a result of the additional tax benefit associated with vesting of share-based awards and the resolution of certain tax matters. In 2019, the Company recorded an income tax benefit of $77 million primarily as a result of the additional tax benefit associated with vesting of share-based awards, the settlement of certain state tax matters, federal and state legislative changes, and a change in the valuation of deferred taxes as a result of filing the 2018 tax returns. The Company recorded a 2018 income tax benefit of $62 million primarily as a result of the additional tax benefit associated with vesting of share-based awards, state legislative changes, the settlement of certain state tax matters and a change in the valuation of deferred taxes as a result of filing the 2017 tax returns.

Income tax expense reconciled to the tax computed at statutory rates is presented in the following table.

	Fiscal Years
(Dollars In Millions)	2020		2019		2018

Federal Income Taxes	$762	21.0%	$906	21.0%	$904	21.0%
State Income Taxes	117	3.2%	108	2.5%	112	2.6%
Other	(17)	(0.4)%	(29)	(0.7)%	(21)	(0.5)%
Income Tax Expense/ Rate	$862	23.8%	$985	22.8%	$995	23.1%

CSX 2020 Form 10-K p.91

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 12.  Income Taxes, continued

    The primary factors in the change in year-end net deferred income tax liability balances include the annual provision for deferred income tax expense and accumulated other comprehensive income/loss. The significant components of deferred income tax assets and liabilities include:

	2020		2019
(Dollars in Millions)	Assets	Liabilities	Assets	Liabilities
Pension Plans	$62	$—	$71	$—
Other Employee Benefit Plans	96	—	127	—
Accelerated Depreciation	—	7,195	—	7,020
Other	320	451	426	565
Total	$478	$7,646	$624	$7,585
Net Deferred Income Tax Liabilities		$7,168		$6,961

The Company files a consolidated federal income tax return, which includes its principal domestic subsidiaries. CSX and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. CSX participated in a contemporaneous IRS audit of tax years 2020 and 2019. Federal examinations of original federal income tax returns for all years through 2018 are resolved.

    As of December 2020, 2019 and 2018, the Company had approximately $16 million, $13 million and $12 million, respectively, of total unrecognized tax benefits as a result of uncertain tax positions. These tax benefits that were $13 million, $10 million and $9 million net of tax in 2020, 2019 and 2018, respectively, could favorably impact the effective income tax rate in each year. The Company does not expect that unrecognized tax benefits as of December 2020 for various state and federal income tax matters will significantly change over the next 12 months. The final outcome of these uncertain tax positions is not yet determinable. There were no material changes to the total gross unrecognized tax benefits and prior year audit resolutions of the Company during the fiscal year ended December 2020.

    CSX’s continuing practice is to recognize net interest and penalties related to income tax matters in income tax expense. Accrued interest and penalties were not material as of December 2020 or 2019. Additionally, expenses from changes to the reserves for interest and penalties were not material in 2020, 2019 or 2018.

CSX 2020 Form 10-K p.92

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 13.  Fair Value Measurements

    The Financial Instruments Topic in the ASC requires disclosures about fair value of financial instruments in annual reports as well as in quarterly reports. For CSX, this statement applies to certain investments, pension plan assets, long-term debt and interest rate derivatives. Also, the Fair Value Measurements and Disclosures Topic in the ASC clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements.
Various inputs are considered when determining the value of the Company's investments, pension plan assets, long-term debt and interest rate derivatives. The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in these securities. These inputs are summarized in the three broad levels listed below:
•Level 1 – observable market inputs that are unadjusted quoted prices for identical assets or liabilities in active markets;
•Level 2 – other significant observable inputs (including quoted prices for similar securities, interest rates, credit risk, etc.); and
•Level 3 – significant unobservable inputs (including the Company’s own assumptions about the assumptions market participants would use in determining the fair value of investments).

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

CSX 2020 Form 10-K p.93

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 13.  Fair Value Measurements, continued

    The Company's investment assets are carried at fair value on the consolidated balance sheets as summarized in the following table. All of the inputs used to determine the fair value of the Company's investments are Level 2 inputs.

	Fiscal Years
	2020	2019
(Dollars in Millions)	Level 2	Level 2
Corporate Bonds	$68	$59
Government Securities	33	36
Commercial Paper and Certificates of Deposit	—	989
Total investments at fair value	$101	$1,084

Total investments at amortized cost	$89	$1,076

These investments have the following maturities and are represented on the consolidated balance sheet within short-term investments for investments with maturities of less than one year, and other long-term assets for investments with maturities of one year and greater.

(Dollars in Millions)	December 2020	December 2019
Less than 1 year	$2	$996
1 - 5 years	22	10
5 - 10 years	23	25
Greater than 10 years	54	53
Total investments at fair value	$101	$1,084

Long-term Debt
Long-term debt, which includes finance leases, is reported at carrying amount on the consolidated balance sheets and is the Company's only financial instrument with fair values significantly different from their carrying amounts. The majority of the Company's long-term debt is valued with assistance from a third party that utilizes closing transactions, market quotes or market values of comparable debt. For those instruments not valued by the third party, the fair value has been estimated by applying market rates of similar instruments to the scheduled contractual debt payments and maturities. These market rates are provided by the same third party.  All of the inputs used to determine the fair value of the Company's long-term debt are Level 2 inputs.

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

CSX 2020 Form 10-K p.94

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 13.  Fair Value Measurements, continued

The fair value and carrying value of the Company's long-term debt is as follows:

(Dollars in Millions)	December 2020	December 2019
Long-term Debt (Including Current Maturities):
Fair Value	$21,076	$18,503
Carrying Value	16,705	16,238

Interest Rate Derivatives
The Company’s forward starting interest rate swaps are carried at fair value and valued with assistance from a third party based upon pricing models using inputs observed from actively quoted markets. All of the inputs used to determine the fair value of the swaps are Level 2 inputs. The fair value of the Company’s forward starting interest rate swaps asset was $80 million at December 31, 2020. See Note 10, Debt and Credit Agreements for further information.

Pension Plan Assets
    Pension plan assets are reported at fair value, net of pension liabilities, on the consolidated balance sheet. The Investment Committee targets an allocation of pension assets to be generally 60% growth-oriented and 40% immunizing. See Note 9, Employee Benefit Plans for further information. There are several valuation methodologies used for those assets as described below.
Investments in the Fair Value Hierarchy
•Common stock (Level 1): Valued at the closing price reported on the active market on which the individual securities are traded on the last day of the year and classified in Level 1 of the fair value hierarchy.
•Mutual funds (Level 1): Valued at the net asset value of shares held at year end based on quoted market prices determined in an active market. These assets are classified in Level 1 of the fair value hierarchy.
•Cash and cash equivalents (Level 1):  Includes cash and short term investments with an original maturity of three months or less. The carrying value of cash and cash equivalents at year end approximates fair value. These assets are classified in Level 1 of the fair value hierarchy.
•Corporate bonds, government securities, asset-backed securities and derivatives (Level 2): Valued using price evaluations reflecting the bid and/or ask sides of the market for a similar investment at year end. Asset-backed securities include commercial mortgage-backed securities and collateralized mortgage obligations. These assets are classified in Level 2 of the fair value hierarchy.
Investments Measured at Net Asset Value
•Partnerships: Net asset value of private equity is based on the fair market values associated with the underlying investments at year end. These funds have redemption restrictions that require advanced notice of 15 business days.
•Commingled and common collective trust funds: This class consists of private funds that invest in corporate equity and debt securities, government securities and various short-term debt instruments and are measured at net asset value to estimate the fair value of the investments. The net asset value of the investments is determined by reference to the fair value of the underlying securities, which are valued primarily through the use of directly or indirectly observable inputs. These funds have redemption restrictions that require advanced notice of up to 15 business days.
CSX 2020 Form 10-K p.95

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 13.  Fair Value Measurements, continued

The pension plan assets at fair value by level, within the fair value hierarchy, as of calendar plan years 2020 and 2019 are shown in the table below. For additional information related to pension assets, see Note 9, Employee Benefit Plans.

	Fiscal Years
	2020			2019
(Dollars in Millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Common Stock	$337	$—	$337	$823	$—	$823
Mutual funds	21	—	21	78	—	78
Cash and cash equivalents	387	—	387	229	—	229
Corporate bonds	—	1,026	1,026	—	588	588
Government securities	—	164	164	—	217	217
Asset-backed securities, derivatives and other	—	85	85	—	17	17
Total investments in the fair value hierarchy	$745	$1,275	$2,020	$1,130	$822	$1,952
Investments measured at net asset value (a)	n/a	n/a	$980	n/a	n/a	$873
Investments at fair value	$745	$1,275	$3,000	$1,130	$822	$2,825
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

    Interest income decreased from 2019 to 2020 primarily as a result of lower interest rates, partially offset by higher average investment balances. Interest income increased from 2018 to 2019 primarily as a result of higher average cash and short-term investment balances. Debt repurchase expense increased from 2019 to 2020 primarily as a result of long-term debt being redeemed earlier relative to maturity date. Other income – net consisted of the following:

	Fiscal Years
(Dollars in Millions)	2020	2019	2018
Net Periodic Pension and Post-retirement Benefit Credit (a)	$42	$43	$38
Interest Income	17	48	32
Debt Repurchase Expense	(48)	(10)	—
Miscellaneous Income	8	7	4
Total Other Income - Net	$19	$88	$74
(a) Excludes the service cost component of net periodic benefit cost.
CSX 2020 Form 10-K p.96

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 15.  Investment in Affiliates and Related-Party Transactions

CSX's investments in affiliates are included on the consolidated balance sheet as investments in affiliates and other companies.

	December	December
(Dollars in Millions)	2020	2019
Equity-method investments:
Conrail	$1,025	$982
TTX	796	743
Other	164	154
Total	$1,985	$1,879

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

(Dollars in Millions)	Conrail Shared
Years	Asset Agreement
2021	$30
2022	30
2023	30
2024	22
2025	—
Thereafter	—
Total	$112

Also, included in equity earnings of affiliates are CSX’s 42 percent share of Conrail’s income and its amortization of the fair value write-up arising from the acquisition of Conrail and certain other adjustments. The amortization primarily represents the additional after-tax depreciation expense related to the write-up of Conrail’s fixed assets when the original purchase price, from the 1997 acquisition of Conrail, was allocated based on fair value. This write-up of fixed assets resulted in a difference between CSX's investment in Conrail and its share of Conrail's underlying net equity, which is $335 million as of December 2020.

CSX 2020 Form 10-K p.97

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 15.  Investment in Affiliates and Related-Party Transactions, continued

The following table discloses amounts related to Conrail. All amounts in the table below are included in materials, supplies and other expenses on the Company’s consolidated income statements.

	Fiscal Years
(Dollars in Millions)	2020	2019	2018

Rents, fees and services	$126	$119	$117
Purchase price amortization and other	4	4	4
Equity earnings of Conrail	(49)	(42)	(43)
Total Conrail Expense	$81	$81	$78

As required by the Related Party Disclosures Topic in the ASC, the Company has identified amounts below owed to Conrail, or its subsidiaries, representing liabilities under the operating, equipment and shared area agreements with Conrail. In 2014, the Company executed two promissory notes with a subsidiary of Conrail which were included in long-term debt on the consolidated balance sheets. Interest expense from these promissory notes was $6 million in each 2020, 2019 and 2018.

	December	December
(Dollars in Millions)	2020	2019
Balance Sheet Information:
CSX accounts payable to Conrail	$50	$213
Promissory notes payable to Conrail subsidiary
1.31% CSX Promissory Note due December 2050	73	—
1.31% CSXT Promissory Note due December 2050	368	—
2.89% CSX Promissory Note due October 2044	—	73
2.89% CSXT Promissory Note due October 2044	—	151

In December 2020, the Company completed a non-cash conversion of its existing payable balance of approximately $217 million and $224 million, 2.89% notes due 2044 into new notes. The new notes for operation of the shared asset area are $441 million, 1.31% notes due 2050.

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

CSX 2020 Form 10-K p.98

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 15.  Investment in Affiliates and Related-Party Transactions, continued

    As required by the Related Party Disclosures Topic in the ASC, the following table discloses amounts related to TTX. Car hire rents and equity earnings are included in equipment and other rents expense on the Company’s consolidated income statement.

	Fiscal Years
(Dollars in Millions)	2020	2019	2018
Income statement information:
Car hire rents	$219	$223	$223
Equity earnings of TTX	(51)	(56)	(60)
Total TTX expense	$168	$167	$163

Also included below is balance sheet information related to CSX's payable to TTX, which represents car rental liabilities.

	December	December
Balance sheet information:	2020	2019
CSX payable to TTX	$40	$34

Other Related Party Transactions
    On October 17, 2019, the Company repurchased 4.7 million shares for $319 million from MR Argent Advisor LLC, a CSX shareholder on behalf of certain limited partners of its affiliated funds. See additional discussion in Note 2, Earnings Per Share.

NOTE 16. Other Comprehensive Income / (Loss)

    CSX reports comprehensive earnings or loss in accordance with the Comprehensive Income Topic in the ASC in the consolidated comprehensive income statement. Total comprehensive earnings are defined as all changes in shareholders' equity during a period, other than those resulting from investments by and distributions to shareholders (e.g., issuance of equity securities and dividends). Generally, for CSX, total comprehensive earnings equal net earnings plus or minus adjustments for pension and other post-retirement liabilities as well as other adjustments. Total comprehensive earnings represent the activity for a period net of tax and were $2.8 billion, $3.3 billion and $3.1 billion for 2020, 2019 and 2018, respectively.

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
CSX 2020 Form 10-K p.99

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 16. Other Comprehensive Income / (Loss), continued

    Changes in the AOCI balance by component are shown in the following table. Amounts reclassified in pension and other post-employment benefits to net earnings relate to the amortization of actuarial losses and are included in other income-net on the consolidated income statements. See Note 9. Employee Benefit Plans for further information. Interest rate derivatives consist of forward starting interest rate swaps classified as cash flow hedges. See Note 10, Debt and Credit Agreements for further information. Other primarily represents CSX's share of AOCI of equity method investees. Amounts reclassified in other to net earnings are included in materials, supplies, and other or equipment and other rents on the consolidated income statements.

	Pension and Other Post-Employment Benefits	Interest Rate Derivatives	Other	Accumulated Other Comprehensive Income (Loss)
(Dollars in millions)
Balance December 31, 2017 - Net of Tax	$(440)	$—	$(46)	$(486)
Other Comprehensive Income (Loss)
Reclassification of Stranded Tax Effects (a)	(108)	—	1	(107)
Loss Before Reclassifications	(111)	—	(8)	(119)
Amounts Reclassified to Net Earnings	38	—	(6)	32
Tax Benefit	17	—	2	19
Total Other Comprehensive Loss	(164)	—	(11)	(175)
Balance December 31, 2018 - Net of Tax	(604)	—	(57)	(661)
Other Comprehensive Income (Loss)
Loss Before Reclassifications	(43)	—	(5)	(48)
Amounts Reclassified to Net Earnings	23	—	8	31
Tax Benefit (Expense)	5	—	(2)	3
Total Other Comprehensive (Loss) Income	(15)	—	1	(14)
Balance December 31, 2019 - Net of Tax	(619)	—	(56)	(675)
Other Comprehensive Income (Loss)
(Loss) Income Before Reclassifications	(17)	80	(10)	53
Amounts Reclassified to Net Earnings	47	—	5	52
Tax Expense	(9)	(18)	(1)	(28)
Total Other Comprehensive Income (Loss)	21	62	(6)	77
Balance December 31, 2020 - Net of Tax	$(598)	$62	$(62)	$(598)
(a) As the result of a standard update adopted in 2018, certain tax effects stranded in accumulated other comprehensive income as a result of tax reform were reclassified to retained earnings.

CSX 2020 Form 10-K p.100

CSX CORPORATION
PART II
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
    None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
As of December 31, 2020, under the supervision and with the participation of CSX's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that, as of December 31, 2020, the Company's disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in CSX’s periodic SEC reports.

Management's Report on Internal Control over Financial Reporting
CSX’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the management of CSX, including CSX’s CEO and CFO, CSX conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which is also referred to as COSO. Based on that evaluation, management of CSX concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020. Management's assessment of the effectiveness of internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

The Company’s internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

CSX 2020 Form 10-K p.101

CSX CORPORATION
PART II
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of CSX Corporation

Opinion on Internal Control Over Financial Reporting

We have audited CSX Corporation’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, CSX Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of CSX Corporation as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, cash flows, and changes in shareholders’ equity for each of the three years in the period ended December 31, 2020, and the related notes of the Company and our report dated February 10, 2021 expressed an unqualified opinion thereon.

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

CSX 2020 Form 10-K p.102

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
February 10, 2021

CSX 2020 Form 10-K p.103

CSX CORPORATION
PART II
Changes in Internal Control over Financial Reporting
There were no material changes in the Company’s internal control over financial reporting.

Item 9B.  Other Information
    None

PART III

Item 10.  Directors, Executive Officers of the Registrant and Corporate Governance
    In accordance with Instruction G(3) of Form 10-K, the information required by this item is incorporated herein by reference to the Proxy Statement. The Proxy Statement will be filed no later than April 30, 2021 with respect to the 2021 annual meeting of shareholders, except for the information regarding the executive officers of the Company. Information regarding executive officers is included in Part I of this report under the caption "Executive Officers of the Registrant."

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules
(a)(1) Financial Statements

See Index to Consolidated Financial Statements on page	46.
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
CSX 2020 Form 10-K p.104

CSX CORPORATION

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
September 2, 2004, Exhibit 2.1, Form 8-K
3.1	Amended and Restated Articles of Incorporation of CSX Corporation, effective as of December 16, 2014	February 11, 2015, Exhibit 3.1, Form 10-K
3.2	Amended and Restated Bylaws of CSX Corporation, effective as of October 7, 2020	October 13, 2020 Exhibit 3.1, Form 8-K
Instruments Defining the Rights of Security Holders, Including Debentures:
4.1(a)(P)	Indenture, dated August 1, 1990, between the Registrant and The Chase Manhattan Bank, as Trustee	September 7, 1990, Form SE
4.1(b)(P)	First Supplemental Indenture, dated as of June 15, 1991, between the Registrant and The Chase Manhattan Bank, as Trustee	May 28, 1992, Exhibit 4(c), Form SE
4.1(c)	Second Supplemental Indenture, dated as of May 6, 1997, between the Registrant and The Chase Manhattan Bank, as Trustee	June 5, 1997, Exhibit 4.3, Form S-4 (Registration No. 333-28523)
4.1(d)	Third Supplemental Indenture, dated as of April 22, 1998, between the Registrant and The Chase Manhattan Bank, as Trustee	May 12, 1998, Exhibit 4.2, Form 8-K
4.1(e)	Fourth Supplemental Indenture, dated as of October 30, 2001, between the Registrant and The Chase Manhattan Bank, as Trustee	November 7, 2001, Exhibit 4.1, Form 10-Q
4.1(f)	Fifth Supplemental Indenture, dated as of October 27, 2003 between the Registrant and The Chase Manhattan Bank, as Trustee	October 27, 2003, Exhibit 4.1, Form 8-K
4.1(g)	Sixth Supplemental Indenture, dated as of September 23, 2004 between the Registrant and JP Morgan Chase Bank, formerly The Chase Manhattan Bank, as Trustee	November 3, 2004, Exhibit 4.1, Form 10-Q
4.1(h)	Seventh Supplemental Indenture, dated as of April 25, 2007, between the Registrant and The Bank of New York (as successor to JP Morgan Chase Bank), as Trustee	April 26, 2007, Exhibit 4.4, Form 8-K
4.1(i)	Eighth Supplemental Indenture, dated as of March 24, 2010, between the Registrant and The Bank of New York Mellon (as successor to JP Morgan Chase Bank), as Trustee	April 19, 2010, Exhibit 4.1, Form 10-Q
4.1(j)
Ninth Supplemental Indenture, dated as of February 12, 2019, between CSX and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, N.A., formerly The Chase Manhattan Bank), as Trustee (b)
February 12, 2019, Exhibit 4.1.10, Form S-3ASR
4.1(k)
Tenth Supplemental Indenture, dated as of December 10, 2020, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, N.A., formerly The Chase Manhattan Bank), as Trustee
December 10, 2020 Exhibit 4.3, Form 8-K
4.2	Description of Common Stock	July 19, 2018 Form 8-K
CSX 2020 Form 10-K p.105

CSX CORPORATION

Exhibit designation	Nature of exhibit	Previously filed as exhibit to
Material Contracts:
10.1**	CSX Directors’ Pre-2005 Deferred Compensation Plan (as amended through January 8, 2008)	February 22, 2008, Exhibit 10.2, Form 10-K
10.2**	CSX Directors’ Deferred Compensation Plan effective January 1, 2005	February 22, 2008, Exhibit 10.3, Form 10-K
10.3**	CSX Directors' Charitable Gift Plan, as amended	March 4, 1994, Exhibit 10.4, Form 10-K
10.4**	CSX Directors' Matching Gift Plan (as amended through February 9, 2011)	March 4, 1994, Exhibit 10.5, Form 10-K
10.5**	Special Retirement Plan of CSX Corporation and Affiliated Companies (as amended through February 14, 2001)	March 4, 2002, Exhibit 10.23, Form 10-K
10.6**	Supplemental Retirement Benefit Plan of CSX Corporation and Affiliated Companies (as amended through February 14, 2001)	March 4, 2002, Exhibit 10.24, Form 10-K
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
June 11, 1999, Exhibit 10.6, Form 8-K,
CSX 2020 Form 10-K p.106

CSX CORPORATION

Exhibit designation	Nature of exhibit	Previously filed as exhibit to
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
September 2, 2004, Exhibit 10.2, Form 8-K
10.18**	CSX Stock and Incentive Award Plan	May 7, 2010, Exhibit 10.1, Form 8-K
10.19**	CSX Executives' Deferred Compensation Plan (as amended and restated effective January 1, 2021)	December 21, 2020, Exhibit 99.1, Form S-8
10.20**	Employment Agreement, effective as of March 29, 2017, between CSX Corporation and Mark K. Wallace	February 7, 2018 Exhibit 10.41, Form 10-K
10.21**	Employment Agreement, effective as of December 22, 2017, between CSX Corporation and James M. Foote	February 7, 2018 Exhibit 10.42, Form 10-K
10.22**	Form of Change of Control Agreement, effective February 7, 2018	February 7, 2018 Exhibit 10.43, Form 10-K
10.23**	CSX 2018-2020 Long-Term Incentive Plan	February 12, 2018 Exhibit 10.1, Form 8-K
10.24**	CSX 2019-2021 Long-Term Incentive Plan	February 12, 2019 Exhibit 10.1, Form 8-K
10.25	$1,200,000,000 Five-Year Revolving Credit Agreement, dated as of March 29, 2019, among CSX Corporation, as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent	April 3, 2019 Exhibit 10.1, Form 8-K
10.26**	CSX 2019 Stock and Incentive Award Plan (incorporated by reference to Appendix A to the registrant’s Definitive Proxy Statement on Schedule 14A filed March 22, 2019)	May 8, 2019 Exhibit 10.1, Form 8-K
10.27**	Form of 2020-2022 LTIP Performance Unit Award Agreement	February 21, 2020 Exhibit 10.1, Form 8-K
10.28**	Form of 2020 Stock Option Agreement	February 21, 2020 Exhibit 10.2, Form 8-K
10.29**	Amendment to Form of Change of Control Agreement	May 8, 2020 Exhibit 10.1, Form 8-K
CSX 2020 Form 10-K p.107

CSX CORPORATION

Exhibit designation	Nature of exhibit	Previously filed as exhibit to
Officer certifications:
31*	Rule 13a-14(a) Certifications
32*	Section 1350 Certifications
Interactive data files:
101*	The following financial information from CSX Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 10, 2021, formatted in XBRL includes: (i) Consolidated Income Statements for the fiscal periods ended December 31, 2020, December 31, 2019, and December 31, 2018, (ii) Consolidated Comprehensive Income Statements for the fiscal periods ended December 31, 2020, December 31, 2019, and December 31, 2018, (iii) Consolidated Balance Sheets at December 31, 2020 and December 31, 2019, (iv) Consolidated Cash Flow Statements for the fiscal periods ended December 31, 2020, December 31, 2019 and December 31, 2018, (v) Consolidated Statements of Changes in Shareholders' Equity for the fiscal periods ended December 31, 2020, December 31, 2019 and December 31, 2018, and (vi) the Notes to Consolidated Financial Statements.
Other exhibits:
21*	Subsidiaries of the Registrant
22.1*	List of Subsidiary Issuers and Guarantors
23*	Consent of Independent Registered Public Accounting Firm
24*	Powers of Attorney

* Filed herewith
** Management Contract or Compensatory Plan or Arrangement
(P) This Exhibit has been paper filed and is not subject to Item 601 of Reg S-K for hyperlinks.
Note: Items not filed herewith have been submitted in previous SEC filings.
CSX 2020 Form 10-K p.108

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSX CORPORATION
(Registrant)

By:   /s/ ANGELA C. WILLIAMS
Angela C. Williams
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Dated: February 10, 2021

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 10, 2021.

Signature	Title

/s/ JAMES M. FOOTE	President, Chief Executive Officer and Director
James M. Foote	(Principal Executive Officer)

/s/ KEVIN S. BOONE	Executive Vice President and Chief Financial
Kevin S. Boone	Officer (Principal Financial Officer)

/s/ ANGELA C. WILLIAMS	Vice President and Chief Accounting Officer
Angela C. Williams	(Principal Accounting Officer)

/s/ NATHAN D. GOLDMAN	Executive Vice President and Chief Legal Officer, Corporate Secretary
Nathan D. Goldman	*Attorney-in-Fact

CSX 2020 Form 10-K p.109

SIGNATURES

Signature	Title

*	Chairman of the Board and Director
John J. Zillmer

*	Director
Donna M. Alvarado

*	Director
Thomas P. Bostick

*	Director
Steven T. Halverson

*	Director
Paul C. Hilal

*	Director
John D. McPherson

*	Director
David M. Moffett

*	Director
Linda H. Riefler

*	Director
Suzanne M. Vautrinot

*	Director
James L. Wainscott

*	Director
J. Steven Whisler

CSX 2020 Form 10-K p.110