Form 10-Q
period 2021-03-31
CSX CORP
filed 2021-04-21
CIK 277948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(☒)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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
Yes (☐) No (X)
There were 757,400,216 shares of common stock outstanding on March 31, 2021 (the latest practicable date that is closest to the filing date).
CSX Q1 2021 Form 10-Q p.1

CSX CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021
CSX Q1 2021 Form 10-Q p.2

CSX CORPORATION
PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED INCOME STATEMENTS (Unaudited)
(Dollars in millions, except per share amounts)

	First Quarters
	2021	2020

Revenue	$2,813	$2,855
Expense
Labor and Fringe	620	606
Materials, Supplies and Other	469	454
Depreciation	345	344
Fuel	190	192
Equipment and Other Rents	88	81
Total Expense	1,712	1,677

Operating Income	1,101	1,178

Interest Expense	(184)	(187)
Other Income - Net	20	22
Earnings Before Income Taxes	937	1,013

Income Tax Expense	(231)	(243)
Net Earnings	$706	$770

Per Common Share (Note 2)
Net Earnings Per Share, Basic	$0.93	$1.00
Net Earnings Per Share, Assuming Dilution	$0.93	$1.00

Average Shares Outstanding (In millions)	761	772
Average Shares Outstanding, Assuming Dilution (In millions)	762	773

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS (Unaudited)
(Dollars in millions)

	First Quarters
	2021	2020
Total Comprehensive Earnings (Note 11)	$774	$773

See accompanying notes to consolidated financial statements.

CSX Q1 2021 Form 10-Q p.3

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	(Unaudited)
	March 31, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and Cash Equivalents	$2,955	$3,129
Short-term Investments	2	2
Accounts Receivable - Net (Note 8)	957	912
Materials and Supplies	298	302
Other Current Assets	93	96
Total Current Assets	4,305	4,441

Properties	45,593	45,530
Accumulated Depreciation	(13,190)	(13,086)
Properties - Net	32,403	32,444

Investment in Affiliates and Other Companies	2,007	1,985
Right-of-Use Lease Asset	467	472
Other Long-term Assets	510	451
Total Assets	$39,692	$39,793

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$859	$809
Labor and Fringe Benefits Payable	419	482
Casualty, Environmental and Other Reserves (Note 4)	89	90
Current Maturities of Long-term Debt (Note 7)	41	401
Income and Other Taxes Payable	237	73
Other Current Liabilities	155	164
Total Current Liabilities	1,800	2,019

Casualty, Environmental and Other Reserves (Note 4)	229	224
Long-term Debt (Note 7)	16,306	16,304
Deferred Income Taxes - Net	7,226	7,168
Long-term Lease Liability	453	455
Other Long-term Liabilities	518	513
Total Liabilities	26,532	26,683

Shareholders' Equity:
Common Stock, $1 Par Value	757	763
Other Capital	448	409
Retained Earnings	12,476	12,527
Accumulated Other Comprehensive Loss (Note 11)	(530)	(598)
Non-controlling Minority Interest	9	9
Total Shareholders' Equity	13,160	13,110
Total Liabilities and Shareholders' Equity	$39,692	$39,793
See accompanying notes to consolidated financial statements.
CSX Q1 2021 Form 10-Q p.4

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CASH FLOW STATEMENTS (Unaudited)
(Dollars in millions)

	Three Months
	2021	2020

OPERATING ACTIVITIES
Net Earnings	$706	$770
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation	345	344
Deferred Income Taxes	40	28
Gains on Property Dispositions	(3)	(18)
Other Operating Activities	28	—
Changes in Operating Assets and Liabilities:
Accounts Receivable	(64)	(27)
Other Current Assets	(5)	(20)
Accounts Payable	53	14
Income and Other Taxes Payable	192	227
Other Current Liabilities	(60)	(140)
Net Cash Provided by Operating Activities	1,232	1,178

INVESTING ACTIVITIES
Property Additions	(306)	(381)
Proceeds from Property Dispositions	—	35
Purchases of Short-term Investments	—	(426)
Proceeds from Sales of Short-term Investments	1	936
Other Investing Activities	8	(20)
Net Cash (Used In)/Provided by Investing Activities	(297)	144

FINANCING ACTIVITIES
Long-term Debt Issued (Note 7)	—	500
Long-term Debt Repaid (Note 7)	(360)	—
Dividends Paid	(213)	(201)
Shares Repurchased	(551)	(577)
Other Financing Activities	15	(7)
Net Cash Used in Financing Activities	(1,109)	(285)

Net (Decrease)/Increase in Cash and Cash Equivalents	(174)	1,037

CASH AND CASH EQUIVALENTS
Cash and Cash Equivalents at Beginning of Period	3,129	958
Cash and Cash Equivalents at End of Period	$2,955	$1,995

See accompanying notes to consolidated financial statements.
CSX Q1 2021 Form 10-Q p.5

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY (Unaudited)
(Dollars in millions)

Three Months 2021	Common Shares Outstanding (Thousands)	Common Stock and Other Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(a)	Non-controlling Minority Interest	Total Shareholders' Equity

Balance December 31, 2020	762,529	$1,172	$12,527	$(598)	$9	$13,110
Comprehensive Earnings:
Net Earnings	—	—	706	—	—	706
Other Comprehensive Income (Note 11)	—	—	—	68	—	68
Total Comprehensive Earnings						774

Common stock dividends, $0.28 per share	—	—	(213)	—	—	(213)
Share Repurchases	(6,130)	(6)	(545)	—	—	(551)
Stock Option Exercises and Other	1,001	39	1	—	—	40
Balance March 31, 2021	757,400	$1,205	$12,476	$(530)	$9	$13,160

Three Months 2020	Common Shares Outstanding (Thousands)	Common Stock and Other Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(a)	Non-controlling Minority Interest	Total Shareholders' Equity

Balance December 31, 2019	773,471	$1,119	$11,404	$(675)	$15	11,863
Comprehensive Earnings:
Net Earnings	—	—	770	—	—	770
Other Comprehensive Income (Note 11)	—	—	—	3	—	3
Total Comprehensive Earnings						773

Common stock dividends, $0.26 per share	—	—	(201)	—	—	(201)
Share Repurchases	(8,906)	(9)	(568)	—	—	(577)
Stock Option Exercises and Other	894	21	7	—	2	30
Balance March 31, 2020	765,459	1,131	11,412	(672)	17	11,888

a) Accumulated Other Comprehensive Loss balances shown above are net of tax. The associated taxes were $137 million and $183 million as of March 31, 2021 and March 31, 2020, respectively. For additional information, see Note 11, Other Comprehensive Income.
See accompanying notes to consolidated financial statements.
CSX Q1 2021 Form 10-Q p.6

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

Other entities
    In addition to CSXT, the Company’s subsidiaries include CSX Intermodal Terminals, Inc. (“CSX Intermodal Terminals”), Total Distribution Services, Inc. (“TDSI”), Transflo Terminal Services, Inc. (“Transflo”), CSX Technology, Inc. (“CSX Technology”) and other subsidiaries. CSX Intermodal Terminals owns and operates a system of intermodal terminals, predominantly in the eastern United States and also performs drayage services (the pickup and delivery of intermodal shipments) for certain customers. TDSI serves the automotive industry with distribution centers and storage locations. Transflo connects non-rail served customers to the many benefits of rail by transferring products from rail to trucks. The biggest Transflo markets are chemicals and agriculture, which includes shipments of plastics and ethanol. CSX Technology and other subsidiaries provide support services for the Company.

Acquisition of Pan Am Systems, Inc.
On November 30, 2020, CSX signed a definitive agreement to acquire Pan Am Systems, Inc. (“Pan Am”) and certain of its subsidiaries and affiliates, which own and operate a highly integrated, nearly 1,200-mile rail network and have a partial interest in the more than 600-mile Pan Am Southern system. This acquisition, if approved, will expand CSX’s reach in Connecticut, New York and Massachusetts while adding Vermont, New Hampshire and Maine to its existing network. On February 25, 2021, the Company began the process, which can take up to a year or more, of seeking approval from the Surface Transportation Board.

CSX Q1 2021 Form 10-Q p.7

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

Fiscal Year
The Company's fiscal periods are based upon the calendar year. Except as otherwise specified, references to “first quarter(s)” or “three months” indicate CSX's fiscal periods ending March 31, 2021 and March 31, 2020, and references to "year-end" indicate the fiscal year ended December 31, 2020.

NOTE 2.    Earnings Per Share

    The following table sets forth the computation of basic earnings per share and earnings per share, assuming dilution:

	First Quarters
	2021	2020
Numerator (Dollars in millions):
Net Earnings	$706	$770

Denominator (Units in millions):
Average Common Shares Outstanding	761	772
Other Potentially Dilutive Common Shares	1	1
Average Common Shares Outstanding, Assuming Dilution	762	773

Net Earnings Per Share, Basic	$0.93	$1.00
Net Earnings Per Share, Assuming Dilution	$0.93	$1.00

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

CSX Q1 2021 Form 10-Q p.8

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

	First Quarters
	2021	2020
Antidilutive Stock Options Excluded from Diluted EPS (Millions)	1	1

Share Repurchases
    In January 2019, the Company announced a $5 billion share repurchase program. As of March 31, 2021, approximately $339 million of authority remained under this program. On October 21, 2020, the Company announced a new, incremental $5 billion share repurchase program. Total repurchase authority remaining under both programs was $5.3 billion as of March 31, 2021. During first quarters 2021 and 2020, the Company engaged in the following repurchase activities:

	First Quarters
	2021	2020
Shares Repurchased (Millions)	6	9
Cost of Shares (Dollars in millions)	$551	$577

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

Dividend Increase
On February 10, 2021, the Company's Board of Directors authorized an 8% increase in the quarterly cash dividend to $0.28 per common share beginning March 2021.

CSX Q1 2021 Form 10-Q p.9

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

	First Quarters
(Dollars in millions)	2021	2020
Share-Based Compensation Expense:
Performance Units	$18	$9
Stock Options	6	10
Restricted Stock Units and Awards	5	2
Stock Awards for Directors	2	2
Employee Stock Purchase Plan	1	1
Total Share-Based Compensation Expense	$32	$24
Income Tax Benefit	$9	$9

CSX Q1 2021 Form 10-Q p.10

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3.     Stock Plans and Share-Based Compensation, continued

Long-term Incentive Plan
    In February 2021, the Company granted 189 thousand performance units to certain employees under a new long-term incentive plan ("LTIP") for the years 2021 through 2023, which was adopted under the CSX 2019 Stock and Incentive Award Plan.

    Payouts of performance units for the cycle ending with fiscal year 2023 will be based on the achievement of goals related to both operating income and free cash flow, in each case excluding non-recurring items as disclosed in the Company's financial statements. The average annual operating income growth percentage and cumulative free cash flow measures over the plan period will each comprise 50% of the payout and will be measured independently of the other.

    Grants were made in performance units, with each unit representing the right to receive one share of CSX common stock, and payouts will be made in CSX common stock. The payout range for participants will be between 0% and 200% of the target awards depending on Company performance against predetermined goals. Payouts for certain executive officers are subject to formulaic upward or downward adjustment by up to 25%, capped at an overall payout of 250%, based upon the Company's total shareholder return relative to specified comparable groups over the performance period. Participants will receive stock dividend equivalents declared over the performance period based on the number of performance units paid upon vesting. The fair values of the performance units awarded during the quarters ended March 31, 2021 and March 31, 2020 were primarily calculated using a Monte-Carlo simulation model with the following weighted-average assumptions:

	Three Months
	2021	2020
Weighted-Average Assumptions Used:
Annual Dividend Yield	N/A	N/A
Risk-free Interest Rate	0.2%	1.4%
Annualized Volatility	33.6%	24.5%
Expected Life (in years)	2.9	2.9

Stock Options
    In February 2021, the Company granted approximately 610 thousand stock options along with the corresponding LTIP. The fair value of stock options was calculated using the Black-Scholes valuation model. These stock options were granted with ten-year terms and vest over three years in equal installments each year on the anniversary of the grant date. The exercise price for stock options granted equals the closing market price of the underlying stock on the date of grant. These awards are time-based and are not based upon attainment of performance goals. During first quarters 2021 and 2020, there were additional immaterial grants of stock options to certain members of management.

CSX Q1 2021 Form 10-Q p.11

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3.     Stock Plans and Share-Based Compensation, continued

    The fair values of all stock option awards during the quarters ended March 31, 2021 and March 31, 2020 were estimated at the grant date with the following weighted average assumptions:

	First Quarters
	2021	2020
Weighted-Average Grant Date Fair Value	$23.64	$18.87

Weighted-Average Assumptions Used:
Annual Dividend Yield	1.2%	1.2%
Risk-Free Interest Rate	0.7%	1.4%
Annualized Volatility	31.2%	26.0%
Expected Life (in years)	6.0	6.0

Other Pricing Model Inputs:
Weighted-Average Grant Date Market Price of CSX Stock (strike price)	$88.46	$79.48

Restricted Stock Units
    In February 2021, the Company granted 163 thousand restricted stock units along with the corresponding LTIP. The restricted stock units vest three years after the date of grant. Participants will receive stock dividend equivalents on the vested shares upon vesting. These awards are time-based and are not based upon CSX's attainment of operational targets. Restricted stock units are paid out in CSX common stock on a one-for-one basis. For information related to the Company's other outstanding long-term incentive compensation, see CSX's most recent annual report on Form 10-K.

Employee Stock Purchase Plan
In May 2018, shareholders approved the 2018 CSX Employee Stock Purchase Plan (“ESPP”) for the benefit of Company employees. The Company registered 4 million shares of common stock that may be issued pursuant to this plan. Under the ESPP, employees may contribute between 1% and 10% of base compensation, after-tax, to purchase up to $25,000 of market value CSX common stock per year at 85% of the closing market price on either the grant date or the last day of the six-month offering period, whichever is lower. During the quarters ended March 31, 2021 and March 31, 2020, the Company issued the following shares under this program:

	First Quarters
	2021	2020
Shares issued (in thousands)	132	122
Weighted average purchase price per share	$58.00	$61.51
CSX Q1 2021 Form 10-Q p.12

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4.    Casualty, Environmental and Other Reserves

Personal injury and environmental reserves are considered critical accounting estimates due to the need for management judgment. Casualty, environmental and other reserves are provided for in the consolidated balance sheets as shown in the table below.

	March 31, 2021			December 31, 2020
(Dollars in millions)	Current	Long-term	Total	Current	Long-term	Total

Casualty:
Personal Injury	$38	$99	$137	$38	$93	$131
Occupational	11	52	63	11	54	65
Total Casualty	49	151	200	49	147	196
Environmental	23	54	77	23	53	76
Other	17	24	41	18	24	42
Total	$89	$229	$318	$90	$224	$314

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

Casualty
     Casualty reserves of $200 million and $196 million as of March 31, 2021 and December 31, 2020, respectively, represent accruals for personal injury, occupational disease and occupational injury claims. The Company's self-insured retention amount for these claims is $75 million per occurrence. Currently, no individual claim is expected to exceed the self-insured retention amount. In accordance with the Contingencies Topic in the ASC, to the extent the value of an individual claim exceeds the self-insured retention amount, the Company would present the liability on a gross basis with a corresponding receivable for insurance recoveries. These reserves fluctuate based upon the timing of payments as well as changes in estimate. Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. Most of the Company's casualty claims relate to CSXT. Defense and processing costs, which historically have been insignificant and are anticipated to be insignificant in the future, are not included in the recorded liabilities.

Personal Injury
    Personal injury reserves represent liabilities for employee work-related and third-party injuries. Work-related injuries for CSXT employees are primarily subject to the Federal Employers’ Liability Act (“FELA”). CSXT retains an independent actuary to assist management in assessing the value of personal injury claims. An analysis is performed by the actuary quarterly and is reviewed by management. This analysis did not result in a material adjustment to the personal injury reserve in the quarter ended March 31, 2021 or March 31, 2020. The methodology used by the actuary includes a development factor to reflect growth or reduction in the value of these personal injury claims based largely on CSXT's historical claims and settlement experience.
CSX Q1 2021 Form 10-Q p.13

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4.    Casualty, Environmental and Other Reserves, continued

Occupational
    Occupational reserves represent liabilities arising from allegations of exposure to certain materials in the workplace (such as solvents, soaps, chemicals and diesel fumes), past exposure to asbestos or allegations of chronic physical injuries resulting from work conditions (such as repetitive stress injuries). Beginning in second quarter 2020, the Company retains an independent actuary to analyze the Company’s historical claim filings, settlement amounts, and dismissal rates to assist in determining future anticipated claim filing rates and average settlement values. This analysis is performed by the actuary and reviewed by management quarterly. Previously, the quarterly analysis was performed by management. There were no material adjustments to the occupational reserve in the quarter ended March 31, 2021 or March 31, 2020.

Environmental
Environmental reserves were $77 million and $76 million as of March 31, 2021 and December 31, 2020, respectively. The Company is a party to various proceedings related to environmental issues, including administrative and judicial proceedings involving private parties and regulatory agencies. The Company has been identified as a potentially responsible party at approximately 220 environmentally impaired sites. Many of these are, or may be, subject to remedial action under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), also known as the Superfund Law, or similar state statutes. Most of these proceedings arose from environmental conditions on properties used for ongoing or discontinued railroad operations. A number of these proceedings, however, are based on allegations that the Company, or its predecessors, sent hazardous substances to facilities owned or operated by others for treatment, recycling or disposal. In addition, some of the Company's land holdings were leased to others for commercial or industrial uses that may have resulted in releases of hazardous substances or other regulated materials onto the property and could give rise to proceedings against the Company.

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
CSX Q1 2021 Form 10-Q p.14

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

Other
Other reserves were $41 million and $42 million as of March 31, 2021 and December 31, 2020, respectively. These reserves include liabilities for various claims, such as property, automobile and general liability. Also included in other reserves are longshoremen disability claims related to a previously owned international shipping business (these claims are in runoff) as well as claims for current port employees.

NOTE 5.    Commitments and Contingencies

Insurance
    The Company maintains insurance programs with substantial limits for property damage, including resulting business interruption, and third-party liability. A certain amount of risk is retained by the Company on each insurance program. Under its property insurance program, the Company retains all risk up to $100 million per occurrence for losses from floods and named windstorms and $75 million per occurrence for other property losses. For third-party liability claims, the Company retains all risk up to $75 million per occurrence. As CSX negotiates insurance coverage above its full self-retention amounts, it retains a percentage of risk at various layers of coverage. While the Company believes its insurance coverage is adequate, future claims could exceed existing insurance coverage or insurance may not continue to be available at commercially reasonable rates.
CSX Q1 2021 Form 10-Q p.15

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

    The Company is able to estimate a range of possible loss for certain legal proceedings for which a loss is reasonably possible in excess of reserves established. The Company has estimated this range to be $1 million to $20 million in aggregate at March 31, 2021. This estimated aggregate range is based upon currently available information and is subject to significant judgment and a variety of assumptions. Accordingly, the Company's estimate will change from time to time, and actual losses may vary significantly from the current estimate.

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
CSX Q1 2021 Form 10-Q p.16

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

CSX Q1 2021 Form 10-Q p.17

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 6.    Employee Benefit Plans

The Company sponsors defined benefit pension plans principally for salaried, management personnel. Beginning in 2020, the CSX Pension Plan was closed to new participants.

CSX also sponsors a post-retirement medical plan and a life insurance plan that provide certain benefits to eligible employees hired prior to January 1, 2003. Beginning in 2019, both the life insurance benefit and health savings account contributions made by the Company to eligible retirees younger than 65 were eliminated for those retiring on or after January 1, 2019. Beginning in 2020, the employer-funded health reimbursement arrangements and life insurance benefit for eligible retirees 65 years or older were eliminated. Independent actuaries compute the amounts of liabilities and expenses relating to these plans subject to the assumptions that the Company determines are appropriate based on historical trends, current market rates and future projections. These amounts are reviewed by management.

Only the service cost component of net periodic benefit costs is included in labor and fringe expense on the consolidated income statement. All other components of net periodic benefit cost are included in other income - net.

	Pension Benefits Cost
	First Quarters
(Dollars in millions)	2021	2020
Service Cost Included in Labor and Fringe	$9	$10

Interest Cost	14	20
Expected Return on Plan Assets	(46)	(43)
Amortization of Net Loss	18	14
Total Included in Other Income - Net	(14)	(9)

Net Periodic Benefit (Credit)/Cost	$(5)	$1

	Other Post-retirement Benefits Cost
	First Quarters
(Dollars in millions)	2021	2020
Service Cost Included in Labor and Fringe	$—	$—

Interest Cost	—	1
Amortization of Prior Service Credits	(1)	(2)
Total Included in Other Income - Net	(1)	(1)

Net Periodic Benefit Credit	$(1)	$(1)

    Qualified pension plan obligations are funded in accordance with regulatory requirements and with an objective of meeting or exceeding minimum funding requirements necessary to avoid restrictions on flexibility of plan operation and benefit payments. No contributions to the Company's qualified pension plans are expected in 2021.

CSX Q1 2021 Form 10-Q p.18

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 7.    Debt and Credit Agreements

Total activity related to long-term debt as of the end of first quarter 2021 is shown in the table below. For fair value information related to the Company's long-term debt, see Note 10, Fair Value Measurements.

(Dollars in millions)	Current Portion	Long-term Portion	Total
Long-term Debt as of December 31, 2020	$401	$16,304	$16,705
2021 Activity:
Long-term Debt Repaid	(360)	—	(360)
Discount, Premium and Other Activity	—	2	2
Long-term Debt as of March 31, 2021	$41	$16,306	$16,347
Interest Rate Derivatives
On both April 29, 2020, and July 9, 2020, the Company executed a forward starting interest rate swap with a notional value of $250 million for an aggregate notional value of $500 million. These swaps were effected to hedge the benchmark interest rate associated with future interest payments related to the anticipated refinancing of $850 million of 3.25% notes due in 2027. In accordance with the Derivatives and Hedging Topic in the ASC, the Company has designated these swaps as cash flow hedges. As of March 31, 2021, the asset value of the forward starting interest rate swaps was $153 million and was recorded in other long-term assets on the consolidated balance sheet.

Unrealized gains or losses associated with changes in the fair value of the hedge are recorded net of tax in accumulated other comprehensive income (“AOCI”) on the consolidated balance sheet. Unless settled early, the swaps will expire in 2027 and the unrealized gain or loss in AOCI will be recognized in earnings as an adjustment to interest expense over the same period during which the hedged transaction affects earnings. Unrealized gains, recorded net of tax in other comprehensive income, related to the hedge were $56 million for the quarter ended March 31, 2021.

Credit Facility
    CSX has a $1.2 billion unsecured, revolving credit facility backed by a diverse syndicate of banks. This facility allows same-day borrowings at floating interest rates, based on LIBOR or an agreed-upon replacement, plus a spread that depends upon CSX's senior unsecured debt ratings. LIBOR is the London Interbank Offered Rate which is a daily reference rate based on the interest rates at which banks offer to lend unsecured funds. This facility expires in March 2024, and at March 31, 2021, the Company had no outstanding balances under this facility.

    Commitment fees and interest rates payable under the facility were similar to fees and rates available to comparably rated investment-grade borrowers. As of first quarter 2021, CSX was in compliance with all covenant requirements under this facility.

Commercial Paper
    Under its commercial paper program, which is backed by the revolving credit facility, the Company may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $1.0 billion outstanding at any one time. Proceeds from issuances of the notes are expected to be used for general corporate purposes. At March 31, 2021, the Company had no outstanding debt under the commercial paper program.
CSX Q1 2021 Form 10-Q p.19

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 8.     Revenues

The Company’s revenues are primarily derived from the transportation of freight as performance obligations that arise from its contracts with customers are satisfied. The following table presents the Company’s revenues disaggregated by market as this best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors:

	First Quarters
(Dollars in millions)	2021	2020

Chemicals	$580	$626
Agricultural and Food Products	349	365
Automotive	236	281
Forest Products(a)	220	219
Metals and Equipment	186	199
Minerals	125	127
Fertilizers(a)	122	110
Total Merchandise	1,818	1,927

Intermodal	468	422

Coal	384	405

Other	143	101

Total	$2,813	$2,855
(a) In first quarter 2021, changes were made in the categorization of certain lines of business, impacting Forest Products and Fertilizers. The impacts were not material and prior periods have been reclassified to conform to the current presentation.

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

CSX Q1 2021 Form 10-Q p.20

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 8.     Revenues, continued

The average transit time to complete a shipment is between 2 to 8 days depending on market. Payments for transportation services are normally billed once a BOL is received and are generally due within 15 days after the invoice date. The Company recognizes revenue over transit time of freight as it moves from origin to destination. Revenue for services started but not completed at the reporting date is allocated based on the relative transit time in each reporting period, with the portion allocated for services subsequent to the reporting date considered remaining performance obligations.

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

During the first quarters 2021 and 2020, revenue recognized from performance obligations related to prior periods (for example, due to changes in transaction price) was not material.

Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to future reporting periods for freight services started but not completed at the reporting date. This includes the unearned portion of billed and unbilled amounts for cancellable freight shipments in transit. The Company expects to recognize the unearned portion of revenue for freight services in transit within one week of the reporting date. As of March 31, 2021, remaining performance obligations were not material.

CSX Q1 2021 Form 10-Q p.21

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 8.     Revenues, continued

Contract Balances and Accounts Receivable
The timing of revenue recognition, billings and cash collections results in accounts receivable and customer advances and deposits (contract liabilities) on the consolidated balance sheets. Contract assets, contract liabilities and deferred contract costs recorded on the consolidated balance sheet as of March 31, 2021, were not material.

The Company’s accounts receivable - net consists of freight and non-freight receivables, reduced by an allowance for credit losses.

(Dollars in millions)	March 31, 2021	December 31, 2020

Freight Receivables	$786	$716
Freight Allowance for Credit Losses	(16)	(16)
Freight Receivables, net	770	700

Non-Freight Receivables	199	224
Non-Freight Allowance for Credit Losses	(12)	(12)
Non-Freight Receivables, net	187	212
Total Accounts Receivable, net	$957	$912

Freight receivables include amounts earned, billed and unbilled, and currently due from customers for transportation-related services. Non-freight receivables include amounts billed and unbilled and currently due related to government reimbursement receivables and other non-revenue receivables. The Company maintains an allowance for credit losses to provide for the estimated amount of receivables that will not be collected. The allowance is based upon an assessment of risk characteristics, historical payment experience, and the age of outstanding receivables adjusted for forward-looking economic conditions as necessary. Credit losses recognized on the Company’s accounts receivable were not material in the first quarters 2021 and 2020.

NOTE 9.    Income Taxes

    There have been no material changes to the balance of unrecognized tax benefits reported at December 31, 2020.

CSX Q1 2021 Form 10-Q p.22

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

(Dollars in Millions)	March 31, 2021	December 31, 2020
Corporate Bonds	$65	$68
Government Securities	30	33
Total investments at fair value	$95	$101

Total investments at amortized cost	$87	$89

CSX Q1 2021 Form 10-Q p.23

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 10.    Fair Value Measurements, continued

These investments have the following maturities:

(Dollars in millions)	March 31, 2021	December 31, 2020
Less than 1 year	$2	$2
1 - 5 years	23	22
5 - 10 years	20	23
Greater than 10 years	50	54
Total investments at fair value	$95	$101

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

(Dollars in millions)	March 31, 2021	December 31, 2020
Long-term Debt (Including Current Maturities):
Fair Value	$18,765	$21,076
Carrying Value	16,347	16,705

Interest Rate Derivatives
The Company’s forward starting interest rate swaps are carried at fair value and valued with assistance from a third party based upon pricing models using inputs observed from actively quoted markets. All of the inputs used to determine the fair value of the swaps are Level 2 inputs. The fair value of the Company’s forward starting interest rate swap asset was $153 million at March 31, 2021. See Note 7, Debt and Credit Agreements for further information.

CSX Q1 2021 Form 10-Q p.24

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 11.     Other Comprehensive Income (Loss)

    CSX reports comprehensive earnings or loss in accordance with the Comprehensive Income Topic in the ASC in the Consolidated Comprehensive Income Statement. Total comprehensive earnings are defined as all changes in shareholders' equity during a period, other than those resulting from investments by and distributions to shareholders (e.g. issuance of equity securities and dividends). Generally, for CSX, total comprehensive earnings equal net earnings plus or minus adjustments for pension and other post-retirement liabilities as well as other adjustments. Total comprehensive earnings represent the activity for a period net of tax and were $774 million and $773 million for first quarters 2021 and 2020, respectively.

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

	Pension and Other Post-Employment Benefits	Interest Rate Derivatives	Other	Accumulated Other Comprehensive Income (Loss)
(Dollars in millions)
Balance December 31, 2020, Net of Tax	$(598)	$62	$(62)	$(598)
Other Comprehensive Income (Loss)
Income Before Reclassifications	—	73	—	73
Amounts Reclassified to Net Earnings	17	—	(3)	14
Tax (Expense) Benefit	(3)	(17)	1	(19)
Total Other Comprehensive Income (Loss)	14	56	(2)	68
Balance March 31, 2021, Net of Tax	$(584)	$118	$(64)	$(530)

NOTE 12.     Subsequent Event

On March 26, 2021, the Company entered into a comprehensive rail agreement to sell certain interests in three CSX-owned line segments to the Commonwealth of Virginia (“Commonwealth”) over three phases for a total of $525 million. On April 14, 2021, in the first phase of the transaction, the Company closed on the conveyance of a permanent land easement for passenger rail operations. In second quarter 2021, the gain on this sale will be recognized in materials, supplies and other on the consolidated income statement. The Company anticipates closing on the remaining conveyances over the next two years. Funding for a portion of the transaction price remains subject to approval by the Virginia General Assembly and the Commonwealth. As of March 31, 2021, the carrying values of the assets subject to this transaction were not material.
CSX Q1 2021 Form 10-Q p.25

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER 2021 HIGHLIGHTS

•Revenue decreased $42 million, or 1% year over year.
•Expenses increased $35 million, or 2% year over year.
•Operating income of $1.1 billion decreased $77 million, or 7% year over year.
•Operating ratio of 60.9% increased 220 basis points versus last year's quarter.
•Earnings per diluted share of $0.93 decreased $0.07, or 7% year over year.

	First Quarters
	2021	2020	Fav / (Unfav)	% Change
Volume (in thousands)	1,529	1,514	15	1%

(in millions)
Revenue	$2,813	$2,855	$(42)	(1)
Expense	1,712	1,677	(35)	(2)
Operating Income	$1,101	$1,178	$(77)	(7)%

Operating Ratio	60.9%	58.7%	(220)	bps

Earnings Per Diluted Share	$0.93	$1.00	$(0.07)	(7)%

Demand for rail services has improved from steep declines in the first half of 2020, but the effects of the disruption of global manufacturing, supply chains and consumer spending as a result of the COVID-19 global pandemic are ongoing. As this continues to be a dynamic situation, it is difficult to determine the lasting impacts of the pandemic, including the extent of its impact on the Company’s financial and operating results. The full implications of COVID-19 will be determined by the length of time that the pandemic continues, its effect on the demand for the Company’s transportation services and the supply chain, as well as the effect of governmental regulations imposed and legislative stimulus packages passed in response to the pandemic. The duration of the pandemic is dependent on several factors, including the timing of vaccine production and distribution as well as the impacts of virus mutations and case resurgences across the country.

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
CSX Q1 2021 Form 10-Q p.26

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Volume and Revenue (Unaudited)
Volume (Thousands of units); Revenue (Dollars in Millions); Revenue Per Unit (Dollars)
First Quarters
	Volume			Revenue			Revenue Per Unit
	2021	2020	% Change	2021	2020	% Change	2021	2020	% Change
Chemicals	163	178	(8)%	$580	$626	(7)%	$3,558	$3,517	1%
Agricultural and Food Products	116	121	(4)	349	365	(4)	3,009	3,017	—
Automotive	87	104	(16)	236	281	(16)	2,713	2,702	—
Forest Products(a)	73	73	—	220	219	—	3,014	3,000	—
Metals and Equipment	68	67	1	186	199	(7)	2,735	2,970	(8)
Minerals	67	74	(9)	125	127	(2)	1,866	1,716	9
Fertilizers(a)	57	56	2	122	110	11	2,140	1,964	9
Total Merchandise	631	673	(6)	1,818	1,927	(6)	2,881	2,863	1
Intermodal	726	660	10	468	422	11	645	639	1
Coal	172	181	(5)	384	405	(5)	2,233	2,238	—
Other	—	—	—	143	101	42	—	—	—
Total	1,529	1,514	1%	$2,813	$2,855	(1)%	$1,840	$1,886	(2)%

(a) In first quarter 2021, changes were made in the categorization of certain lines of business, impacting Forest Products and Fertilizers. The impacts were not material and prior periods have been reclassified to conform to the current presentation.
CSX Q1 2021 Form 10-Q p.27

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
First Quarter 2021

Revenue
Total revenue decreased 1% in first quarter 2021 when compared to first quarter 2020 due to lower merchandise volume and decreases in fuel recovery that were partially offset by increases in other revenue, higher intermodal volume and pricing gains. Volume was unfavorably impacted by challenging weather conditions in first quarter 2021.

Merchandise Volume
Chemicals - Decreased primarily due to lower shipments within the energy-related markets, specifically crude oil and frac sand, partially offset by higher shipments of plastics.

Agricultural and Food Products - Decreased as a result of lower shipments of ethanol, food and consumer products, and domestic grain.

Automotive - Declined primarily due to lower North American vehicle production, including the impact of increased plant downtime as a result of materials shortages.

Forest Products - Increased shipments of building products and pulpboard were offset by declines in printing paper.

Metals and Equipment - Increased due to higher steel shipments, mostly offset by reduced equipment shipments.

Minerals - Decreased as a result of lower shipments of aggregates, partially offset by higher shipments of limestone and salt.

Fertilizers - Increased due to higher long-haul fertilizer shipments, partially offset by lower short-haul phosphate shipments.

Intermodal Volume
Increases in both domestic and international shipments resulted from tight truck capacity, inventory replenishments and growth in rail volumes from east coast ports.

Coal Volume
The decline in export coal was primarily driven by reduced international shipments of thermal coal. Domestic coal increased as higher shipments of utility coal were partially offset by lower steel and industrial shipments.

Other Revenue
Other revenue increased $42 million versus prior year due to increases in revenue for storage at intermodal facilities and higher payments from customers that did not meet volume commitments.
CSX Q1 2021 Form 10-Q p.28

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Expenses
Expenses of $1.7 billion increased $35 million, or 2% in first quarter 2021 when compared to first quarter 2020.

Labor and Fringe expense increased $14 million due to the following:
•Total incentive compensation increased $29 million primarily due to higher expected annual incentive award payouts.
•Other costs increased $14 million primarily due to inflation.
•Partially offsetting these increases, savings of $29 million were primarily attributable to efficiencies from changes to the train plan that resulted in reduced crew starts and lower headcount across operating departments.

Materials, Supplies and Other expense increased $15 million due to the following:
•Gains from real estate sales of $3 million in 2021 were lower than gains of $18 million in 2020.
•Other costs increased $12 million primarily driven by inflation and other non-significant items.
•Partially offsetting these increases, savings of $12 million primarily resulted from increased efficiency within asset maintenance and operating support functions, despite challenging weather.

Depreciation expense increased $1 million primarily due to a larger asset base, partially offset by the impacts of the 2020 road and track depreciation study.

Fuel expense decreased $2 million primarily resulting from record first quarter fuel efficiency and lower ton-miles, partially offset by a 4% increase in fuel prices.

Equipment and Other Rents expense increased $7 million as higher days per load resulted in increased car hire costs, which were partially offset by higher net earnings at TTX.

Interest Expense
Interest expense decreased $3 million primarily due to lower average interest rates, partially offset by higher average debt balances.

Other Income - Net
Other income - net decreased $2 million primarily due to lower interest income, partially offset by an increase in net pension benefit credits.

Income Tax Expense
Income tax expense decreased $12 million primarily due to lower earnings before income taxes, partially offset by the impacts of an unfavorable state legislative change.

CSX Q1 2021 Form 10-Q p.29

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

Free Cash Flow
    Management believes that free cash flow is supplemental information useful to investors as it is important in evaluating the Company’s financial performance. More specifically, free cash flow measures cash generated by the business after reinvestment. This measure represents cash available for both equity and bond investors to be used for dividends, share repurchases or principal reduction on outstanding debt. Free cash flow is calculated by using net cash from operations and adjusting for property additions and certain other investing activities, which includes proceeds from property dispositions. Free cash flow should be considered in addition to, rather than a substitute for, cash provided by operating activities. The increase in free cash flow before dividends from the prior year of $122 million is primarily due to lower property additions and higher cash from net favorable working capital activities, despite lower net earnings.

    The following table reconciles cash provided by operating activities (GAAP measure) to free cash flow, before dividends (non-GAAP measure).

	Three Months
(Dollars in millions)	2021	2020
Net cash provided by operating activities	$1,232	$1,178
Property Additions	(306)	(381)
Other Investing Activities	8	15
Free Cash Flow (before payment of dividends)	$934	$812

Operating Statistics (Estimated)
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

In first quarter 2021, operations were unfavorably impacted by challenging winter weather conditions and lingering impacts of the COVID-19 pandemic on crew availability. Train velocity and car dwell remained similar to fourth quarter 2020 levels, but these impacts resulted in degradation of train velocity and dwell compared to the pre-pandemic conditions of first quarter 2020. CSX expects these measures to improve throughout the year and is taking the necessary steps to provide customers increased reliability and faster transit times in the improving demand environment.

CSX Q1 2021 Form 10-Q p.30

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The FRA train accident rate of 2.92 in first quarter 2021 increased compared to prior year results due to a higher number of train accidents combined with a reduction in train miles. The personal injury frequency index of 1.02 increased versus the prior year's record low first quarter results due to an increased number of injuries as well as lower hours worked. Safety remains a top priority at CSX, and the Company is committed to reducing risk and enhancing the overall safety of its employees, customers and communities in which the Company operates.

	First Quarters
	2021	2020	Improvement/ (Deterioration)
Operations Performance
Train Velocity (Miles per hour)(a)	18.9	21.2	(11)%
Dwell (Hours)(a)	10.8	8.3	(30)%
Cars Online(a)	128,856	110,801	(16)%
On-Time Originations	79%	91%	(13)%
On-Time Arrivals	69%	84%	(18)%
Carload Trip Plan Performance	67%	81%	(17)%
Intermodal Trip Plan Performance	85%	96%	(11)%
Fuel Efficiency	0.98	1.01	3%

Revenue Ton-Miles (Billions)
Merchandise	31.3	33.1	(5)%
Coal	8.8	8.6	2%
Intermodal	7.7	6.8	13%
Total Revenue Ton-Miles	47.8	48.5	(1)%

Total Gross Ton-Miles (Billions)	93.4	95.3	(2)%

Safety
FRA Personal Injury Frequency Index	1.02	0.61	(67)%
FRA Train Accident Rate	2.92	2.24	(30)%
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
On-Time Arrivals - Percent of scheduled road trains that arrive at the destination yard on-time to within two hours of scheduled arrival. Carload Trip Plan Performance - Percent of measured cars destined for a customer that arrive at or ahead of the original estimated time of arrival, notification or interchange (as applicable).
Intermodal Trip Plan Performance - Percent of measured containers destined for a customer that arrive at or ahead of the original estimated time of arrival, notification or interchange (as applicable).
Fuel Efficiency - Gallons of locomotive fuel per 1,000 gross ton-miles.
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
CSX Q1 2021 Form 10-Q p.31

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

Material Changes in Significant Cash Flows
Significant Cash Flows
    The following chart highlights the operating, investing and financing components of the net decrease of $174 million and net increase of $1.0 billion in cash and cash equivalents for three months ended 2021 and 2020, respectively.

•Despite lower net earnings, cash provided by operating activities increased $54 million primarily driven by higher cash from net favorable working capital activities, none of which were individually significant.

•Cash used in investing activities was $297 million in first quarter 2021 compared to cash from investing activities of $144 million in first quarter 2020. This change was primarily driven by decreased net sales of short-term investments.

•Cash used in financing activities increased $824 million driven by lower proceeds from debt issuances and higher long-term debt repayments.

Sources of Cash and Liquidity and Uses of Cash
As of the end of first quarter 2021, CSX had approximately $3.0 billion of cash, cash equivalents and short-term investments. CSX uses current cash balances for general corporate purposes, which may include reduction or refinancing of outstanding indebtedness, capital expenditures, working capital requirements, contributions to the Company's qualified pension plan, redemptions and repurchases of CSX common stock and dividends to shareholders. See Note 7, Debt and Credit Agreements.

The Company has multiple sources of liquidity, including cash generated from operations and financing sources. The Company filed a shelf registration statement with the SEC on February 12, 2019, which is unlimited as to amount and may be used to issue debt or equity securities at CSX’s discretion, subject to market conditions and CSX Board authorization. While CSX seeks to give itself flexibility with respect to cash requirements, there can be no assurance that market conditions would permit CSX to sell such securities on acceptable terms at any given time, or at all. During three months ended 2021, CSX did not issue any new long-term debt.

CSX Q1 2021 Form 10-Q p.32

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CSX has a $1.2 billion unsecured, revolving credit facility backed by a diverse syndicate of banks that expires in March 2024. At March 31, 2021, the Company had no outstanding balances under this facility. The Company also has a commercial paper program, backed by the revolving credit facility, under which the Company may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $1.0 billion outstanding at any one time. At March 31, 2021, the Company had no outstanding debt under the commercial paper program.

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
    Total assets decreased $101 million from year end primarily due to the net decrease in cash of $174 million. This decrease was driven by cash from operations of $1.2 billion, partially offset by share repurchases of $551 million, debt repayments of $360 million, property additions of $306 million and dividends paid of $213 million.

Total liabilities decreased $151 million from year end primarily due to debt repayments of $360 million, partially offset by an increase in income and other taxes payable of $164 million. Total shareholders' equity increased $50 million from year end primarily driven by comprehensive earnings of $774 million, mostly offset by share repurchases of $551 million and dividends paid of $213 million.

Working capital is considered a measure of a company's ability to meet its short-term needs. CSX had a working capital surplus of $2.5 billion and $2.4 billion as of March 31, 2021 and December 31, 2020, respectively. The increase in working capital since year end of $83 million was primarily driven by a decrease in current maturities of long-term debt of $360 million, partially offset by a $174 million net reduction of cash and cash equivalents described above and an increase in income and other taxes payable of $164 million. The Company's working capital balance varies due to factors such as the timing of scheduled debt payments and changes in cash and cash equivalent balances as discussed above. The Company continues to maintain adequate liquidity to satisfy current liabilities and maturing obligations when they come due. CSX has sufficient financial capacity, including its revolving credit facility, commercial paper program and shelf registration statement to manage its day-to-day cash requirements and any anticipated obligations. The Company from time to time accesses the credit markets for additional liquidity.

CSX is committed to returning cash to shareholders and maintaining an investment-grade credit profile. Capital structure, capital investments and cash distributions, including dividends and share repurchases, are reviewed at least annually by the Board of Directors. Management's assessment of market conditions and other factors guides the timing and volume of repurchases. Future share repurchases are expected to be funded by cash on hand, cash generated from operations and debt issuances.

CSX Q1 2021 Form 10-Q p.33

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Pending Transactions
On November 30, 2020, CSX signed a definitive agreement to acquire Pan Am Systems, Inc. (“Pan Am”) and certain of its subsidiaries and affiliates, which own and operate a highly integrated, nearly 1,200-mile rail network and have a partial interest in the more than 600-mile Pan Am Southern system. This acquisition, if approved, will expand CSX’s reach in Connecticut, New York and Massachusetts while adding Vermont, New Hampshire and Maine to its existing network. On February 25, 2021, the Company began the process, which can take up to a year or more, of seeking approval from the Surface Transportation Board.

On March 26, 2021, the Company entered into a comprehensive rail agreement to sell certain interests in three CSX-owned line segments to the Commonwealth of Virginia (“Commonwealth”) over three phases for a total of $525 million. On April 14, 2021, in the first phase of the transaction, the Company closed on the sale of a permanent land easement for passenger rail operations. In second quarter 2021, the gain on this sale will be recognized in materials, supplies and other on the consolidated income statement. The Company anticipates closing on the remaining sales over the next two years. Funding for a portion of the transaction price remains subject to approval by the Virginia General Assembly and the Commonwealth.

Guaranteed Notes Issued By CSXT
In 2007, CSXT, a wholly-owned subsidiary of CSX Corporation, issued $381 million of secured equipment notes maturing in 2023 in a registered public offering. CSX Corporation has fully and unconditionally guaranteed the notes. At CSXT’s option, CSXT may redeem any or all of the notes, in whole or in part, at any time, at the redemption price including premium. In the case of loss or destruction of any item of equipment securing the notes, if CSXT does not substitute another item of equipment for the item suffering such loss or destruction, CSXT will be required to redeem the notes in part at par. The guarantee of the notes will rank equally in right of payment with all existing and future senior obligations of CSX Corporation and will be effectively subordinated to all future secured indebtedness of CSX Corporation to the extent of the assets securing such indebtedness. The guarantee is subject to release in limited circumstances only upon the occurrence of certain customary conditions. At March 31, 2021, the principal balance of these secured equipment notes was $160 million.

In accordance with SEC rules, including amendments adopted in 2020, CSX is not required to present separate condensed consolidating financial information for wholly-owned subsidiaries who issued or guaranteed notes. Additionally, presentation of combined summary financial information regarding subsidiary issuers and guarantors is not required because the assets, liabilities and results of operations of the combined issuers and guarantors of the notes are not materially different from the corresponding amounts presented in the consolidated financial statements.

LABOR AGREEMENTS
    Approximately 15,500 of the Company's approximately 19,000 employees are members of a labor union. For the 13 rail unions that participate in national bargaining, a round of negotiations for benefits, wages and work rules is underway. Typically, these negotiations take several years. Current agreements remain in place until modified by new agreements.
CSX Q1 2021 Form 10-Q p.34

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

CSX Q1 2021 Form 10-Q p.35

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
•natural events such as severe weather conditions, including floods, fire, hurricanes and earthquakes, a pandemic crisis, including the outbreak of COVID-19, affecting the health of the Company's employees, its shippers or the consumers of goods, or other unforeseen disruptions of the Company's operations, systems, property, equipment or supply chain;
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

CSX Q1 2021 Form 10-Q p.36

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

CSX Q1 2021 Form 10-Q p.37

CSX CORPORATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk from the information provided under Part II, Item 7A (Quantitative and Qualitative Disclosures about Market Risk) of CSX's most recent annual report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
As of March 31, 2021, under the supervision and with the participation of CSX's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that, as of March 31, 2021, the Company's disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in CSX's periodic SEC reports. There were no changes in the Company's internal controls over financial reporting during the first quarter of 2021 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

CSX Q1 2021 Form 10-Q p.38

CSX CORPORATION
PART II - OTHER INFORMATION

Item 1. Legal Proceedings
    Item 103 of SEC Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that the Company reasonably believes will exceed a specified threshold. Pursuant to recent SEC amendments to this Item, the Company will be using a threshold of $1 million for such proceedings. For further details, please refer to Note 5. Commitments and Contingencies of this quarterly report on Form 10-Q. Also refer to Part I, Item 3. Legal Proceedings in CSX's most recent annual report on Form 10-K.

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

Item 2. CSX Purchases of Equity Securities
    The Company continues to repurchase shares under the $5 billion program announced in January 2019. On October 21, 2020, the Company announced a new, incremental $5 billion share repurchase program. Total repurchase authority remaining as of March 31, 2021, was $5.3 billion. For more information about share repurchases, see Note 2 Earnings Per Share. Share repurchase activity for the first quarter 2021 was as follows:

	CSX Purchases of Equity Securities for the Quarter
First Quarter	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning Balance				$5,889,233,126
January 1 - January 31, 2021	632,946	$86.20	632,946	5,834,675,390
February 1 - February 28, 2021	2,985,010	88.70	2,985,010	5,569,901,520
March 1 - March 31, 2021	2,511,689	92.08	2,511,689	5,338,616,483
Ending Balance	6,129,645	$89.83	6,129,645	$5,338,616,483

Item 3. Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
    Not Applicable

Item 5. Other Information
    None
CSX Q1 2021 Form 10-Q p.39

CSX CORPORATION
PART II
Item 6. Exhibits

Exhibit designation	Nature of exhibit	Previously filed as exhibit to

Officer certifications:
31*	Rule 13a-14(a) Certifications
32*	Section 1350 Certifications

Interactive data files:
101*	The following financial information from CSX Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed with the SEC on April 20, 2021, formatted in inline XBRL includes: (i) consolidated income statements for the quarters ended March 31, 2021 and March 31, 2020, (ii) condensed consolidated comprehensive income statements for the quarters ended March 31, 2021 and March 31, 2020, (iii) consolidated balance sheets at March 31, 2021 and December 31, 2020, (iv) consolidated cash flow statements for the three months ended March 31, 2021 and March 31, 2020, (v) consolidated statement of changes in shareholders' equity for the quarters ended March 31, 2021 and March 31, 2020, and (vi) the notes to consolidated financial statements.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)

* Filed herewith
CSX Q1 2021 Form 10-Q p.40

CSX CORPORATION
PART II

SIGNATURE
    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSX CORPORATION
(Registrant)

By: /s/ ANGELA C. WILLIAMS
Angela C. Williams
Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Dated: April 20, 2021

CSX Q1 2021 Form 10-Q p.41