Form 10-Q
period 2021-06-30
CSX CORP
filed 2021-07-22
CIK 277948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(☒)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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
Yes (☐) No (X)
There were 2,254,495,910 shares of common stock outstanding on June 30, 2021 (the latest practicable date that is closest to the filing date).
CSX Q2 2021 Form 10-Q p.1

CSX CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021
CSX Q2 2021 Form 10-Q p.2

CSX CORPORATION
PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED INCOME STATEMENTS (Unaudited)
(Dollars in millions, except per share amounts)

	Second Quarters		Six Months
	2021	2020	2021	2020

Revenue	$2,990	$2,255	$5,803	$5,110
Expense
Labor and Fringe	596	507	1,216	1,113
Materials, Supplies and Other	441	418	913	890
Depreciation	348	344	693	688
Fuel	194	91	384	283
Equipment and Other Rents	87	78	175	159
Gains on Property Dispositions	(367)	(11)	(370)	(29)
Total Expense	1,299	1,427	3,011	3,104

Operating Income	1,691	828	2,792	2,006

Interest Expense	(181)	(191)	(365)	(378)
Other Income - Net	20	15	40	37
Earnings Before Income Taxes	1,530	652	2,467	1,665

Income Tax Expense	(357)	(153)	(588)	(396)
Net Earnings	$1,173	$499	$1,879	$1,269

Per Common Share (Note 2)
Net Earnings Per Share, Basic	$0.52	$0.22	$0.83	$0.55
Net Earnings Per Share, Assuming Dilution	$0.52	$0.22	$0.82	$0.55

Average Shares Outstanding (In millions)	2,270	2,297	2,276	2,306
Average Shares Outstanding, Assuming Dilution (In millions)	2,275	2,301	2,281	2,311

All prior period share and per share data has been retroactively adjusted to reflect the stock split effective June 28, 2021.

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS (Unaudited)
(Dollars in millions)

	Second Quarters		Six Months
	2021	2020	2021	2020
Total Comprehensive Earnings (Note 11)	$1,152	$519	$1,926	$1,292

See accompanying notes to consolidated financial statements.

CSX Q2 2021 Form 10-Q p.3

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	(Unaudited)
	June 30, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and Cash Equivalents	$2,986	$3,129
Short-term Investments	4	2
Accounts Receivable - Net (Note 8)	1,192	912
Materials and Supplies	289	302
Other Current Assets	102	96
Total Current Assets	4,573	4,441

Properties	45,714	45,530
Accumulated Depreciation	(13,228)	(13,086)
Properties - Net	32,486	32,444

Investment in Affiliates and Other Companies	2,033	1,985
Right-of-Use Lease Asset	462	472
Other Long-term Assets	461	451
Total Assets	$40,015	$39,793

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$879	$809
Labor and Fringe Benefits Payable	447	482
Casualty, Environmental and Other Reserves (Note 4)	102	90
Current Maturities of Long-term Debt (Note 7)	122	401
Income and Other Taxes Payable	242	73
Other Current Liabilities	159	164
Total Current Liabilities	1,951	2,019

Casualty, Environmental and Other Reserves (Note 4)	210	224
Long-term Debt (Note 7)	16,229	16,304
Deferred Income Taxes - Net	7,248	7,168
Long-term Lease Liability	450	455
Other Long-term Liabilities	493	513
Total Liabilities	26,581	26,683

Shareholders' Equity:
Common Stock, $1 Par Value	2,254	2,288
Other Capital	—	152
Retained Earnings	11,723	11,259
Accumulated Other Comprehensive Loss (Note 11)	(551)	(598)
Non-controlling Minority Interest	8	9
Total Shareholders' Equity	13,434	13,110
Total Liabilities and Shareholders' Equity	$40,015	$39,793

Certain prior year data has been retroactively adjusted to reflect the stock split effective June 28, 2021. See accompanying notes to consolidated financial statements.
CSX Q2 2021 Form 10-Q p.4

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CASH FLOW STATEMENTS (Unaudited)
(Dollars in millions)

	Six Months
	2021	2020

OPERATING ACTIVITIES
Net Earnings	$1,879	$1,269
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation	693	688
Deferred Income Taxes	66	61
Gains on Property Dispositions	(370)	(29)
Other Operating Activities	28	(25)
Changes in Operating Assets and Liabilities:
Accounts Receivable	(127)	120
Other Current Assets	(4)	(24)
Accounts Payable	73	(85)
Income and Other Taxes Payable	181	338
Other Current Liabilities	(20)	(129)
Net Cash Provided by Operating Activities	2,399	2,184

INVESTING ACTIVITIES
Property Additions	(754)	(801)
Proceeds from Property Dispositions	227	45
Purchases of Short-term Investments	—	(426)
Proceeds from Sales of Short-term Investments	1	1,221
Other Investing Activities	(1)	(42)
Net Cash Used In Investing Activities	(527)	(3)

FINANCING ACTIVITIES
Long-term Debt Issued (Note 7)	—	500
Long-term Debt Repaid (Note 7)	(360)	(227)
Dividends Paid	(425)	(400)
Shares Repurchased	(1,252)	(616)
Other Financing Activities	22	(5)
Net Cash Used in Financing Activities	(2,015)	(748)

Net (Decrease)/Increase in Cash and Cash Equivalents	(143)	1,433

CASH AND CASH EQUIVALENTS
Cash and Cash Equivalents at Beginning of Period	3,129	958
Cash and Cash Equivalents at End of Period	$2,986	$2,391

See accompanying notes to consolidated financial statements.
CSX Q2 2021 Form 10-Q p.5

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY (Unaudited)
(Dollars in millions)

Six Months 2021	Common Shares Outstanding (Thousands)	Common Stock and Other Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(a)	Non-controlling Minority Interest	Total Shareholders' Equity

Balance December 31, 2020	2,287,587	$2,440	$11,259	$(598)	$9	$13,110
Comprehensive Earnings:
Net Earnings	—	—	706	—	—	706
Other Comprehensive Income	—	—	—	68	—	68
Total Comprehensive Earnings						774

Common stock dividends, $0.093 per share	—	—	(213)	—	—	(213)
Share Repurchases	(18,389)	(18)	(533)	—	—	(551)
Stock Option Exercises and Other	3,003	37	3	—	—	40
Balance March 31, 2021	2,272,201	$2,459	$11,222	$(530)	$9	$13,160
Comprehensive Earnings:
Net Earnings		—	1,173	—	—	1,173
Other Comprehensive Loss		—	—	(21)	—	(21)
Total Comprehensive Earnings						1,152

Common stock dividends, $0.093 per share		—	(212)	—	—	(212)
Share Repurchases	(18,345)	(19)	(682)	—	—	(701)
Bond Conversions		—	—	—	—	—
Stock Option Exercises and Other	640	(186)	222	—	(1)	35
Balance June 30, 2021	2,254,496	$2,254	$11,723	$(551)	$8	$13,434

a) Accumulated Other Comprehensive Loss balances shown above are net of tax. The associated taxes were $137 million and $142 million as of first and second quarters 2021, respectively. For additional information, see Note 11, Other Comprehensive Income.

All prior period share and per share data along with certain other prior period data has been retroactively adjusted to reflect the stock split effective June 28, 2021. See accompanying notes to consolidated financial statements.
CSX Q2 2021 Form 10-Q p.6

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY (Unaudited)
(Dollars in millions)

Six Months 2020	Common Shares Outstanding (Thousands)	Common Stock and Other Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(a)	Non-controlling Minority Interest	Total Shareholders' Equity

Balance December 31, 2019	2,320,414	$2,412	$10,111	$(675)	$15	11,863
Comprehensive Earnings:
Net Earnings	—	—	770	—	—	770
Other Comprehensive Income	—	—	—	3	—	3
Total Comprehensive Earnings						773

Common stock dividends, $0.087 per share	—	—	(201)	—	—	(201)
Share Repurchases	(26,718)	(27)	(550)	—	—	(577)
Stock Option Exercises and Other	2,680	21	7	—	2	30
Balance March 31, 2020	2,296,376	2,406	10,137	(672)	17	11,888
Comprehensive Earnings:
Net Earnings	—	—	499	—	—	499
Other Comprehensive Income	—	—	—	20	—	20
Total Comprehensive Earnings						519

Common stock dividends, $0.087 per share	—	—	(199)	—	—	(199)
Share Repurchases	(1,739)	(2)	(37)	—	—	(39)
Bond Conversions	—	—	—	—	—	—
Stock Option Exercises and Other	522	(4)	2	—	(4)	(6)
Balance June 30, 2020	2,295,159	2,400	10,402	(652)	13	12,163

a) Accumulated Other Comprehensive Loss balances shown above are net of tax. The associated taxes were $183 million and $178 million as of first and second quarters 2020, respectively. For additional information, see Note 11, Other Comprehensive Income.

All prior period share and per share data along with certain other prior period data has been retroactively adjusted to reflect the stock split effective June 28, 2021. See accompanying notes to consolidated financial statements.
CSX Q2 2021 Form 10-Q p.7

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

Business Combinations
Acquisition of Quality Carriers, Inc.
On May 12, 2021, CSX entered into a definitive agreement to acquire Quality Carriers, Inc. ("Quality Carriers"), the largest provider of bulk liquid chemicals truck transportation in North America, from Quality Distribution, Inc. Through a network of over 100 company-owned and affiliate terminals and facilities in key locations throughout the United States, Canada and Mexico, Quality Carriers provides transportation services to many of the leading chemical producers and shippers in North America. Assets and facilities acquired include tractors and trailers, equipment, land, buildings, and other assets. This transaction, which closed on July 1, 2021, is expected to create a unique multimodal chemicals transportation solution. The purchase price was $546 million in cash, subject to certain customary purchase price adjustments. This acquisition is not material with respect to the Company’s financial statements when reviewed under the quantitative and qualitative considerations of Regulation S-X Article 11 and ASC 805, Business Combinations.
CSX Q2 2021 Form 10-Q p.8

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1.    Nature of Operations and Significant Accounting Policies, continued

Proposed Acquisition of Pan Am Systems, Inc.
On November 30, 2020, CSX signed a definitive agreement to acquire Pan Am Systems, Inc. (“Pan Am”) which is the parent company of Pan Am Railways, Inc. who jointly owns Pan Am Southern, LLC with a subsidiary of Norfolk Southern Corporation. Pan Am owns and operates a highly integrated, nearly 1,200-mile rail network and has a joint interest in the more than 600-mile Pan Am Southern system. This acquisition, if approved, will expand CSX’s reach in Connecticut, New York and Massachusetts while adding Vermont, New Hampshire and Maine to its existing network. Assets and facilities to be acquired as part of the proposed transaction include road and track assets, work equipment, land, buildings and other assets. On February 25, 2021, the Company began the process, which can take up to a year or more, of seeking approval from the Surface Transportation Board ("STB"). This proposed acquisition is not expected to be material with respect to the Company's financial statements when reviewed under the quantitative and qualitative considerations of Regulation S-X Article 11 and ASC 805, Business Combinations.

Other Transactions
Sale of Property Rights to the Commonwealth of Virginia
On March 26, 2021, the Company entered into a comprehensive agreement to sell certain property rights in three CSX-owned line segments to the Commonwealth of Virginia (“Commonwealth”) over three phases for a total of $525 million.

On April 14, 2021, in the first phase of the transaction, the Company closed on the conveyance of a permanent land easement for passenger rail operations, resulting in a $349 million gain recognized in gains on property dispositions on the consolidated income statement. Upon closing of this phase, cash proceeds of $200 million were received, with proceeds of $168 million to be collected in fourth quarter 2021. Additional future proceeds and related gains attributable to this conveyance are subject to state funding.

The Company anticipates closing on the remaining conveyances over the next two years, which will result in future cash proceeds and gains. The timing of future gain recognition is dependent upon the timing of future conveyances as well as collectability. As of June 30, 2021, the carrying values of the remaining assets subject to this transaction were not material.

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
CSX Q2 2021 Form 10-Q p.9

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1.    Nature of Operations and Significant Accounting Policies, continued

Common Stock Split
On June 4, 2021, CSX announced a three-for-one split of the Company’s common stock in the form of a stock dividend. Each shareholder of record on June 18, 2021, received two additional shares of common stock for each share held as of this record date. The new shares were distributed after close of trading on June 28, 2021. All prior period share and per share amounts, common stock, other capital, and retained earnings presented herein have been retroactively adjusted to reflect the impact of the stock split.

Other Capital
As a result of the stock split during second quarter 2021, CSX's common stock balance was increased and its other capital balance was reduced commensurately. Because this adjustment brought the other capital balance below zero, $1.0 billion was reclassified from retained earnings to other capital to bring the other capital balance to zero as of June 30, 2021. Prior period amounts have also been retroactively adjusted as needed to bring the other capital balance to zero.

Fiscal Year
The Company's fiscal periods are based upon the calendar year. Except as otherwise specified, references to “second quarter(s)” or “six months” indicate CSX's fiscal periods ending June 30, 2021 and June 30, 2020, and references to "year-end" indicate the fiscal year ended December 31, 2020.

New Accounting Pronouncements
In March 2020, the FASB issued ASU Facilitation of the Effects of Reference Rate Reform on Financial Reporting. As the London Interbank Offered Rate ("LIBOR") will no longer be available beginning July 2023, this standard update provides practical expedients for contract modifications made as part of the transition from LIBOR to alternative reference rates. CSX's revolving line of credit currently uses LIBOR as a reference rate. This standard update can be adopted prospectively through December 31, 2022. The Company continues to evaluate the impact of this standard update, but does not anticipate that adoption will have a material impact on the Company's results of operations or financial position.

CSX Q2 2021 Form 10-Q p.10

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2.    Earnings Per Share

    The following table sets forth the computation of basic earnings per share and earnings per share, assuming dilution.

	Second Quarters		Six Months
	2021	2020	2021	2020
Numerator (Dollars in millions):
Net Earnings	$1,173	$499	$1,879	$1,269

Denominator (Units in millions):
Average Common Shares Outstanding	2,270	2,297	2,276	2,306
Other Potentially Dilutive Common Shares	5	4	5	5
Average Common Shares Outstanding, Assuming Dilution	2,275	2,301	2,281	2,311

Net Earnings Per Share, Basic	$0.52	$0.22	$0.83	$0.55
Net Earnings Per Share, Assuming Dilution	$0.52	$0.22	$0.82	$0.55

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

	Second Quarters		Six Months
	2021	2020	2021	2020
Antidilutive Stock Options Excluded from Diluted EPS (Millions)	2	7	2	5
CSX Q2 2021 Form 10-Q p.11

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2.    Earnings Per Share, continued

Share Repurchases
    In January 2019, the Company announced a $5 billion share repurchase program. During June 2021, this program was completed, and the Company began repurchasing shares under the $5 billion share repurchase program announced on October 21, 2020. Total repurchase authority remaining was $4.6 billion as of June 30, 2021. During second quarters and six months ended 2021 and 2020, the Company engaged in the following repurchase activities:

	Second Quarters		Six Months
	2021	2020	2021	2020
Shares Repurchased (Millions)(a)	22	2	40	29
Cost of Shares (Dollars in millions)	$701	$39	$1,252	$616
(a) For second quarter and six months 2021, shares repurchased includes 3 million shares that were purchased in June 2021, but were not retired until July 1st, 2021, due to timing of the stock split. These shares are reflected as outstanding as of June 30, 2021, on the consolidated statement of changes in shareholder's equity.

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

During the quarter, CSX entered into structured agreements for the repurchase of CSX shares. Upon execution of each agreement, the Company paid a fixed amount of cash in exchange for the right to receive either CSX stock or a predetermined amount of cash, including a premium. Shares acquired through these structured share repurchase agreements during second quarter 2021 were recorded in common stock and retained earnings and are included in the share repurchases table above. Premiums received were not material. During second quarter 2021, the Company paid a net total of approximately $228 million and received approximately 7 million shares as a result of entering into and settling structured share repurchase agreements. As of June 30, 2021, no such agreements were outstanding.

Dividend Increase
In February 2021, the Company's Board of Directors authorized an 8% increase in the quarterly cash dividend effective March 2021. The current split-adjusted quarterly dividend on the Company's common stock is $0.093 per common share.

CSX Q2 2021 Form 10-Q p.12

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

	Second Quarters		Six Months
(Dollars in millions)	2021	2020	2021	2020
Share-Based Compensation Expense:
Performance Units	$20	$(17)	38	$(8)
Stock Options	4	3	10	13
Restricted Stock Units and Awards	2	1	7	3
Stock Awards for Directors	—	1	2	2
Employee Stock Purchase Plan	1	—	2	2
Total Share-Based Compensation Expense	$27	$(12)	$59	$12
Income Tax Benefit	$6	$2	$15	$11

CSX Q2 2021 Form 10-Q p.13

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3.     Stock Plans and Share-Based Compensation, continued

Long-term Incentive Plan
    In February 2021, the Company granted 566 thousand (split-adjusted) performance units to certain employees under a new long-term incentive plan ("LTIP") for the years 2021 through 2023, which was adopted under the CSX 2019 Stock and Incentive Award Plan.

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

    Grants were made in performance units, with each unit representing the right to receive one share of CSX common stock, and payouts will be made in CSX common stock. The payout range for participants will be between 0% and 200% of the target awards depending on Company performance against predetermined goals. Payouts for certain executive officers are subject to formulaic upward or downward adjustment by up to 25%, capped at an overall payout of 250%, based upon the Company's total shareholder return relative to specified comparable groups over the performance period. Participants will receive stock dividend equivalents declared over the performance period based on the number of performance units paid upon vesting. Other immaterial grants of performance units were made during second quarter 2021. No grants were made during second quarter 2020. The fair values of the performance units awarded during the six months ended 2021 and 2020 were primarily calculated using a Monte-Carlo simulation model with the following weighted-average assumptions:

	Second Quarters		Six Months
	2021	2020	2021	2020
Weighted-Average Assumptions Used:
Risk-free Interest Rate	0.2%	N/A	0.2%	1.4%
Annualized Volatility	34.3%	N/A	33.6%	24.5%
Expected Life (in years)	2.6	N/A	2.9	2.9

Stock Options
    In February 2021, the Company granted approximately 1,831 thousand (split-adjusted) stock options along with the corresponding LTIP. The fair value of stock options was calculated using the Black-Scholes valuation model. These stock options were granted with ten-year terms and vest over three years in equal installments each year on the anniversary of the grant date. The exercise price for stock options granted equals the closing market price of the underlying stock on the date of grant. These awards are time-based and are not based upon attainment of performance goals. During second quarters 2021 and 2020, there were additional immaterial grants of stock options to certain members of management.

CSX Q2 2021 Form 10-Q p.14

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3.     Stock Plans and Share-Based Compensation, continued

    The fair values of all stock option awards during the quarters and six months ended June 30, 2021 and June 30, 2020 were estimated at the grant date with the following weighted average assumptions:

	Second Quarters		Six Months
	2021	2020	2021	2020
Weighted-Average Grant Date Fair Value	$9.18	$5.92	$7.89	$6.29

Weighted-Average Assumptions Used:
Annual Dividend Yield	1.1%	1.5%	1.2%	1.2%
Risk-Free Interest Rate	1.0%	0.5%	0.7%	1.4%
Annualized Volatility	31.0%	30.1%	31.2%	26.0%
Expected Life (in years)	6.0	6.5	6.0	6.0

Other Pricing Model Inputs:
Weighted-Average Grant Date Market Price of CSX Stock (strike price)	$33.35	$23.62	$29.53	$26.49

Restricted Stock Units
    In February 2021, the Company granted 490 thousand (split-adjusted) restricted stock units along with the corresponding LTIP. The restricted stock units vest three years after the date of grant. Participants will receive stock dividend equivalents on the vested shares upon vesting. These awards are time-based and are not based upon CSX's attainment of operational targets. Restricted stock units are paid out in CSX common stock on a one-for-one basis. For information related to the Company's other outstanding long-term incentive compensation, see CSX's most recent annual report on Form 10-K.

Employee Stock Purchase Plan
In May 2018, shareholders approved the 2018 CSX Employee Stock Purchase Plan (“ESPP”) for the benefit of Company employees. The Company registered 12 million (split-adjusted) shares of common stock that may be issued pursuant to this plan. Under the ESPP, employees may contribute between 1% and 10% of base compensation, after-tax, to purchase up to $25,000 of market value CSX common stock per year at 85% of the closing market price on either the grant date or the last day of the six-month offering period, whichever is lower. During the second quarter and six months ended June 30, 2021 and June 30, 2020, the Company issued the following shares under this program:

	Six Months
	2021	2020
Shares issued (in thousands)	396	366
Weighted average purchase price per share	$19.33	$20.50
CSX Q2 2021 Form 10-Q p.15

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4.    Casualty, Environmental and Other Reserves

Personal injury and environmental reserves are considered critical accounting estimates due to the need for management judgment. Casualty, environmental and other reserves are provided for in the consolidated balance sheets as shown in the table below.

	June 30, 2021			December 31, 2020
(Dollars in millions)	Current	Long-term	Total	Current	Long-term	Total

Casualty:
Personal Injury	$44	$85	$129	$38	$93	$131
Occupational	7	55	62	11	54	65
Total Casualty	51	140	191	49	147	196
Environmental	30	47	77	23	53	76
Other	21	23	44	18	24	42
Total	$102	$210	$312	$90	$224	$314

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

Casualty
     Casualty reserves of $191 million and $196 million as of June 30, 2021 and December 31, 2020, respectively, represent accruals for personal injury, occupational disease and occupational injury claims. Beginning June 1, 2021, the Company's self-insured retention amount for these claims increased to $100 million per occurrence. Currently, no individual claim is expected to exceed the self-insured retention amount. In accordance with the Contingencies Topic in the ASC, to the extent the value of an individual claim exceeds the self-insured retention amount, the Company would present the liability on a gross basis with a corresponding receivable for insurance recoveries. These reserves fluctuate based upon the timing of payments as well as changes in estimate. Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. Most of the Company's casualty claims relate to CSXT. Defense and processing costs, which historically have been insignificant and are anticipated to be insignificant in the future, are not included in the recorded liabilities.

Personal Injury
    Personal injury reserves represent liabilities for employee work-related and third-party injuries. Work-related injuries for CSXT employees are primarily subject to the Federal Employers’ Liability Act (“FELA”). CSXT retains an independent actuary to assist management in assessing the value of personal injury claims. An analysis is performed by the actuary quarterly and is reviewed by management. This analysis did not result in a material adjustment to the personal injury reserve in the quarter ended June 30, 2021 or June 30, 2020. The methodology used by the actuary includes a development factor to reflect growth or reduction in the value of these personal injury claims based largely on CSXT's historical claims and settlement experience.
CSX Q2 2021 Form 10-Q p.16

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4.    Casualty, Environmental and Other Reserves, continued

Occupational
    Occupational reserves represent liabilities arising from allegations of exposure to certain materials in the workplace (such as solvents, soaps, chemicals and diesel fumes), past exposure to asbestos or allegations of chronic physical injuries resulting from work conditions (such as repetitive stress injuries). Beginning in second quarter 2020, the Company retains an independent actuary to analyze the Company’s historical claim filings, settlement amounts, and dismissal rates to assist in determining future anticipated claim filing rates and average settlement values. This analysis is performed by the actuary and reviewed by management quarterly. Previously, the quarterly analysis was performed by management. There were no material adjustments to the occupational reserve in the quarter ended June 30, 2021 or June 30, 2020.

Environmental
Environmental reserves were $77 million and $76 million as of June 30, 2021 and December 31, 2020, respectively. The Company is a party to various proceedings related to environmental issues, including administrative and judicial proceedings involving private parties and regulatory agencies. The Company has been identified as a potentially responsible party at approximately 210 environmentally impaired sites. Many of these are, or may be, subject to remedial action under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), also known as the Superfund Law, or similar state statutes. Most of these proceedings arose from environmental conditions on properties used for ongoing or discontinued railroad operations. A number of these proceedings, however, are based on allegations that the Company, or its predecessors, sent hazardous substances to facilities owned or operated by others for treatment, recycling or disposal. In addition, some of the Company's land holdings were leased to others for commercial or industrial uses that may have resulted in releases of hazardous substances or other regulated materials onto the property and could give rise to proceedings against the Company.

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

CSX Q2 2021 Form 10-Q p.17

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

Other
Other reserves were $44 million and $42 million as of June 30, 2021 and December 31, 2020, respectively. These reserves include liabilities for various claims, such as property, automobile and general liability. Also included in other reserves are longshoremen disability claims related to a previously owned international shipping business (these claims are in runoff) as well as claims for current port employees.

NOTE 5.    Commitments and Contingencies

Insurance
    The Company maintains insurance programs with substantial limits for property damage, including resulting business interruption, and third-party liability. A certain amount of risk is retained by the Company on each insurance program. Under its property insurance program, the Company retains all risk up to $100 million per occurrence for losses from floods and named windstorms and $75 million per occurrence for other property losses. For third-party liability claims, the Company retains all risk up to $100 million per occurrence. As CSX negotiates insurance coverage above its full self-retention amounts, it retains a percentage of risk at various layers of coverage. While the Company believes its insurance coverage is adequate, future claims could exceed existing insurance coverage or insurance may not continue to be available at commercially reasonable rates.
CSX Q2 2021 Form 10-Q p.18

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

    The Company is able to estimate a range of possible loss for certain legal proceedings for which a loss is reasonably possible in excess of reserves established. The Company has estimated this range to be $2 million to $23 million in aggregate at June 30, 2021. This estimated aggregate range is based upon currently available information and is subject to significant judgment and a variety of assumptions. Accordingly, the Company's estimate will change from time to time, and actual losses may vary significantly from the current estimate.

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
CSX Q2 2021 Form 10-Q p.19

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

CSX Q2 2021 Form 10-Q p.20

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

	Pension Benefits Cost
	Second Quarters		Six Months
(Dollars in millions)	2021	2020	2021	2020
Service Cost Included in Labor and Fringe	$9	$10	$18	$20

Interest Cost	13	21	27	41
Expected Return on Plan Assets	(47)	(44)	(93)	(87)
Amortization of Net Loss	19	14	37	28
Total Included in Other Income - Net	(15)	(9)	(29)	(18)

Net Periodic Benefit (Credit)/Cost	$(6)	$1	$(11)	$2

	Other Post-retirement Benefits Cost
	Second Quarters		Six Months
(Dollars in millions)	2021	2020	2021	2020
Service Cost Included in Labor and Fringe	$—	$1	$—	$1

Interest Cost	1	—	1	1
Amortization of Prior Service Credits	(3)	(1)	(4)	(3)
Total Included in Other Income - Net	(2)	(1)	(3)	(2)

Net Periodic Benefit Credit	$(2)	$—	$(3)	$(1)

    Qualified pension plan obligations are funded in accordance with regulatory requirements and with an objective of meeting or exceeding minimum funding requirements necessary to avoid restrictions on flexibility of plan operation and benefit payments. No contributions to the Company's qualified pension plans are expected in 2021.

CSX Q2 2021 Form 10-Q p.21

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 7.    Debt and Credit Agreements

Total activity related to long-term debt as of the end of second quarter 2021 is shown in the table below. For fair value information related to the Company's long-term debt, see Note 10, Fair Value Measurements.

(Dollars in millions)	Current Portion	Long-term Portion	Total
Long-term Debt as of December 31, 2020	$401	$16,304	$16,705
2021 Activity:
Long-term Debt Repaid	(360)	—	(360)
Reclassifications	81	(81)	—
Discount, Premium and Other Activity	—	6	6
Long-term Debt as of June 30, 2021	$122	$16,229	$16,351

Interest Rate Derivatives
On both April 29, 2020, and July 9, 2020, the Company executed a forward starting interest rate swap with a notional value of $250 million for an aggregate notional value of $500 million. These swaps were effected to hedge the benchmark interest rate associated with future interest payments related to the anticipated refinancing of $850 million of 3.25% notes due in 2027. In accordance with the Derivatives and Hedging Topic in the ASC, the Company has designated these swaps as cash flow hedges. As of June 30, 2021, the asset value of the forward starting interest rate swaps was $108 million and was recorded in other long-term assets on the consolidated balance sheet.

Unrealized gains or losses associated with changes in the fair value of the hedge are recorded net of tax in accumulated other comprehensive income (“AOCI”) on the consolidated balance sheet. Unless settled early, the swaps will expire in 2027 and the unrealized gain or loss in AOCI will be recognized in earnings as an adjustment to interest expense over the same period during which the hedged transaction affects earnings. Unrealized amounts, recorded net of tax in other comprehensive income, related to the hedge were a loss of $35 million and gain of $9 million for second quarters ended 2021 and 2020 and gains of $21 million and $9 million for the six months 2021 and 2020, respectively.

Credit Facility
    CSX has a $1.2 billion unsecured, revolving credit facility backed by a diverse syndicate of banks. This facility allows same-day borrowings at floating interest rates, based on LIBOR or an agreed-upon replacement reference rate, plus a spread that depends upon CSX's senior unsecured debt ratings. This facility expires in March 2024, and at June 30, 2021, the Company had no outstanding balances under this facility.

    Commitment fees and interest rates payable under the facility were similar to fees and rates available to comparably rated investment-grade borrowers. As of second quarter 2021, CSX was in compliance with all covenant requirements under this facility.

Commercial Paper
    Under its commercial paper program, which is backed by the revolving credit facility, the Company may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $1.0 billion outstanding at any one time. Proceeds from issuances of the notes are expected to be used for general corporate purposes. At June 30, 2021, the Company had no outstanding debt under the commercial paper program.
CSX Q2 2021 Form 10-Q p.22

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 8.     Revenues

The Company’s revenues are primarily derived from the transportation of freight as performance obligations that arise from its contracts with customers are satisfied. The following table presents the Company’s revenues disaggregated by market as this best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors:

	Second Quarters		Six Months
(Dollars in millions)	2021	2020	2021	2020

Chemicals	$606	$531	$1,186	$1,157
Agricultural and Food Products	370	311	719	676
Forest Products(a)	233	197	453	416
Automotive	216	93	452	374
Metals and Equipment	204	142	390	341
Minerals	152	134	277	261
Fertilizers(a)	122	100	244	210
Total Merchandise	1,903	1,508	3,721	3,435

Intermodal	511	359	979	781

Coal	423	287	807	692

Other	153	101	296	202

Total	$2,990	$2,255	$5,803	$5,110
(a) Effective first quarter 2021, changes were made in the categorization of certain lines of business, impacting Forest Products and Fertilizers. The impacts were not material and prior periods have been reclassified to conform to the current presentation.

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

CSX Q2 2021 Form 10-Q p.23

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

During the second quarters and six months ended 2021 and 2020, revenue recognized from performance obligations related to prior periods (for example, due to changes in transaction price) was not material.

Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to future reporting periods for freight services started but not completed at the reporting date. This includes the unearned portion of billed and unbilled amounts for cancellable freight shipments in transit. The Company expects to recognize the unearned portion of revenue for freight services in transit within one week of the reporting date. As of June 30, 2021, remaining performance obligations were not material.

CSX Q2 2021 Form 10-Q p.24

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 8.     Revenues, continued

Contract Balances and Accounts Receivable
The timing of revenue recognition, billings and cash collections results in accounts receivable and customer advances and deposits (contract liabilities) on the consolidated balance sheets. Contract assets, contract liabilities and deferred contract costs recorded on the consolidated balance sheet as of June 30, 2021, were not material.

The Company’s accounts receivable - net consists of freight and non-freight receivables, reduced by an allowance for credit losses.

(Dollars in millions)	June 30, 2021	December 31, 2020

Freight Receivables	$821	$716
Freight Allowance for Credit Losses	(14)	(16)
Freight Receivables, net	807	700

Non-Freight Receivables	397	224
Non-Freight Allowance for Credit Losses	(12)	(12)
Non-Freight Receivables, net	385	212
Total Accounts Receivable, net	$1,192	$912

Freight receivables include amounts earned, billed and unbilled, and currently due from customers for transportation-related services. Non-freight receivables include amounts billed and unbilled and currently due related to government reimbursement receivables and other non-revenue receivables. At June 30, 2021, non-freight receivables include a $168 million receivable related to the conveyance of an easement to the Commonwealth of Virginia. See Note 1, Nature of Operations and Significant Accounting Policies, for more details about this transaction. The Company maintains an allowance for credit losses to provide for the estimated amount of receivables that will not be collected. The allowance is based upon an assessment of risk characteristics, historical payment experience, and the age of outstanding receivables adjusted for forward-looking economic conditions as necessary. Credit losses recognized on the Company’s accounts receivable were not material in the second quarters or six months ended 2021 and 2020.

NOTE 9.    Income Taxes

There have been no material changes to the balance of unrecognized tax benefits reported at December 31, 2020.

CSX Q2 2021 Form 10-Q p.25

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

(Dollars in Millions)	June 30, 2021	December 31, 2020
Corporate Bonds	$66	$68
Government Securities	30	33
Total investments at fair value	$96	$101

Total investments at amortized cost	$86	$89

CSX Q2 2021 Form 10-Q p.26

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 10.    Fair Value Measurements, continued

These investments have the following maturities:

(Dollars in millions)	June 30, 2021	December 31, 2020
Less than 1 year	$4	$2
1 - 5 years	23	22
5 - 10 years	17	23
Greater than 10 years	52	54
Total investments at fair value	$96	$101

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

(Dollars in millions)	June 30, 2021	December 31, 2020
Long-term Debt (Including Current Maturities):
Fair Value	$19,619	$21,076
Carrying Value	16,351	16,705

Interest Rate Derivatives
The Company’s forward starting interest rate swaps are carried at fair value and valued with assistance from a third party based upon pricing models using inputs observed from actively quoted markets. All of the inputs used to determine the fair value of the swaps are Level 2 inputs. The fair value of the Company’s forward starting interest rate swap asset was $108 million at June 30, 2021. See Note 7, Debt and Credit Agreements, for further information.

CSX Q2 2021 Form 10-Q p.27

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 11.     Other Comprehensive Income (Loss)

    CSX reports comprehensive earnings or loss in accordance with the Comprehensive Income Topic in the ASC in the Consolidated Comprehensive Income Statement. Total comprehensive earnings are defined as all changes in shareholders' equity during a period, other than those resulting from investments by and distributions to shareholders (e.g. issuance of equity securities and dividends). Generally, for CSX, total comprehensive earnings equal net earnings plus or minus adjustments for pension and other post-retirement liabilities as well as other adjustments. Total comprehensive earnings represent the activity for a period net of tax and were $1.2 billion and $519 million for second quarters 2021 and 2020 and $1.9 billion and $1.3 billion for the six months 2021 and 2020, respectively.

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

    Changes in the AOCI balance by component are shown in the following table. Amounts reclassified in pension and other post-employment benefits to net earnings relate to the amortization of actuarial losses and are included in other income - net on the consolidated income statements. See Note 6, Employee Benefit Plans, for further information. Interest rate derivatives consist of forward starting interest rate swaps classified as cash flow hedges. See Note 7, Debt and Credit Agreements, for further information. Other primarily represents CSX's share of AOCI of equity method investees. Amounts reclassified in other to net earnings are included in materials, supplies and other or equipment and other rents on the consolidated income statements.

	Pension and Other Post-Employment Benefits	Interest Rate Derivatives	Other	Accumulated Other Comprehensive Income (Loss)
(Dollars in millions)
Balance December 31, 2020, Net of Tax	$(598)	$62	$(62)	$(598)
Other Comprehensive Income (Loss)
Income Before Reclassifications	—	28	—	28
Amounts Reclassified to Net Earnings	33	—	—	33
Tax Expense	(7)	(7)	—	(14)
Total Other Comprehensive Income	26	21	—	47
Balance June 30, 2021, Net of Tax	$(572)	$83	$(62)	$(551)

CSX Q2 2021 Form 10-Q p.28

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER 2021 HIGHLIGHTS

•Revenue increased $735 million, or 33% year over year.
•Expenses decreased $128 million, or 9% year over year.
•Operating income of $1.7 billion increased $863 million, or 104%, year over year.
•Operating ratio of 43.4% improved 1,990 basis points versus last year's quarter.
•Earnings per diluted share of $0.52 increased $0.30, or 136% year over year.

	Second Quarters				Six Months
	2021(a)	2020	Fav / (Unfav)	% Change	2021(a)	2020	Fav / (Unfav)	% Change
Volume (in thousands)	1,591	1,257	334	27%	3,120	2,771	349	13%

(in millions)
Revenue	$2,990	$2,255	$735	33	$5,803	$5,110	$693	14
Expense	1,299	1,427	128	9	3,011	3,104	93	3
Operating Income	$1,691	$828	$863	104%	$2,792	$2,006	$786	39%

Operating Ratio	43.4%	63.3%	1,990	bps	51.9%	60.7%	880	bps

Earnings Per Diluted Share	$0.52	$0.22	$0.30	136%	$0.82	$0.55	$0.27	49%
(a) Operating results for second quarter and six months 2021 include the impact of a $349 million gain related to the conveyance of a permanent land easement to the Commonwealth of Virginia.

Demand for rail services has improved from steep declines in the first half of 2020, but the effects of the disruption of global manufacturing, supply chains and consumer spending as a result of the COVID-19 global pandemic are ongoing. Future impacts of the pandemic on the Company’s financial and operating results will be determined by its duration, effects on the demand for the Company’s transportation services and the supply chain, as well as the effect of governmental regulations imposed and legislative stimulus packages passed in response to the pandemic. The duration of the pandemic is dependent on several factors, including the impacts of virus mutations and case resurgences across the country.

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

CSX Q2 2021 Form 10-Q p.29

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Volume and Revenue (Unaudited)
Volume (Thousands of units); Revenue (Dollars in Millions); Revenue Per Unit (Dollars)
Second Quarters
	Volume			Revenue			Revenue Per Unit
	2021	2020	% Change	2021	2020	% Change	2021	2020	% Change
Chemicals	167	152	10%	$606	$531	14%	$3,629	$3,493	4%
Agricultural and Food Products	117	102	15	370	311	19	3,162	3,049	4
Minerals	87	83	5	152	134	13	1,747	1,614	8
Automotive	77	35	120	216	93	132	2,805	2,657	6
Forest Products(a)	75	66	14	233	197	18	3,107	2,985	4
Metals and Equipment	71	48	48	204	142	44	2,873	2,958	(3)
Fertilizers(a)	62	58	7	122	100	22	1,968	1,724	14
Total Merchandise	656	544	21	1,903	1,508	26	2,901	2,772	5
Intermodal	752	586	28	511	359	42	680	613	11
Coal	183	127	44	423	287	47	2,311	2,260	2
Other	—	—	—	153	101	51	—	—	—
Total	1,591	1,257	27%	$2,990	$2,255	33%	$1,879	$1,794	5%

Six Months
	Volume			Revenue			Revenue Per Unit
	2021	2020	% Change	2021	2020	% Change	2021	2020	% Change
Chemicals	330	330	—%	$1,186	$1,157	3%	$3,594	$3,506	3%
Agricultural and Food Products	233	223	4	719	676	6	3,086	3,031	2
Automotive	164	139	18	452	374	21	2,756	2,691	2
Minerals	154	157	(2)	277	261	6	1,799	1,662	8
Forest Products(a)	148	139	6	453	416	9	3,061	2,993	2
Metals and Equipment	139	115	21	390	341	14	2,806	2,965	(5)
Fertilizers(a)	119	114	4	244	210	16	2,050	1,842	11
Total Merchandise	1,287	1,217	6	3,721	3,435	8	2,891	2,823	2
Intermodal	1,478	1,246	19	979	781	25	662	627	6
Coal	355	308	15	807	692	17	2,273	2,247	1
Other	—	—	—	296	202	47	—	—	—
Total	3,120	2,771	13%	$5,803	$5,110	14%	$1,860	$1,844	1%
(a) Effective first quarter 2021, changes were made in the categorization of certain lines of business, impacting Forest Products and Fertilizers. The impacts were not material and prior periods have been reclassified to conform to the current presentation.
CSX Q2 2021 Form 10-Q p.30

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Second Quarter 2021

Revenue
Total revenue increased 33% in second quarter 2021 when compared to second quarter 2020 due to volume growth, higher fuel recovery, increases in other revenue and pricing gains. Volumes in second quarter 2020 were significantly impacted by the effects of the COVID-19 pandemic.

Merchandise Volume
Chemicals - Increased due to higher shipments of plastics, waste and other core chemicals, partially offset by lower shipments of crude oil.

Agricultural and Food Products - Increased as a result of higher shipments of ethanol, food and consumer products, domestic grain, and feed ingredients.

Minerals - Increased primarily as a result of higher shipments of cement, lime and limestone.

Automotive - Increased due to higher North American vehicle production, which was unfavorably impacted in second quarter 2020 by temporary plant closures resulting from COVID-19.

Forest Products - Increased primarily due to higher shipments of building products and pulpboard.

Metals and Equipment - Increased due to higher shipments across the metals markets, partially offset by reduced equipment shipments.

Fertilizers - Increased due to higher long-haul fertilizer shipments, partially offset by lower short-haul phosphate shipments.

Intermodal Volume
Increases in both domestic and international shipments resulted from tight truck capacity, inventory replenishments and growth in rail volumes from east coast ports.

Coal Volume
The increase in export coal was driven by higher international shipments of both thermal coal and metallurgical coal. Domestic coal increased due to higher shipments of utility coal as well as higher steel and industrial shipments.

Other Revenue
Other revenue increased $52 million versus prior year due to increases in revenue for intermodal storage and equipment usage as well as higher affiliate revenue.
CSX Q2 2021 Form 10-Q p.31

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Expenses
Expenses of $1.3 billion decreased $128 million, or 9%, in second quarter 2021 when compared to second quarter 2020.

Labor and Fringe expense increased $89 million due to the following:
•Higher volume and inflation resulted in $75 million of increased expenses.
•Total incentive compensation increased $60 million primarily due to higher expected annual incentive award payouts in the current year compared with downward adjustments in the prior year.
•Efficiency savings of $22 million were primarily driven by operating support, terminal, and train crew productivity.
•Other expenses decreased $24 million primarily due to $10 million of severance expense in the prior year as well as other non-significant items.

Materials, Supplies and Other expense increased $23 million due to the following:
•Higher volume and inflation resulted in $54 million of increased expenses.
•Efficiency savings of $17 million resulted from asset maintenance and terminal cost productivity.
•Other savings of $14 million were primarily due to $9 million in COVID-19 supplies expense in the prior year.

Depreciation expense increased $4 million primarily due to a larger asset base.

Fuel expense increased $103 million primarily resulting from a 93% increase in fuel prices and higher volumes, partially offset by an $18 million benefit related to a state fuel tax matter.

Equipment and Other Rents expense increased $9 million as higher volumes resulted in increased car hire costs, which were partially offset by higher net earnings at TTX.
Gains on Property Dispositions increased $356 million primarily due to a $349 million gain recognized related to the conveyance of a land easement to the Commonwealth of Virginia.

Interest Expense
Interest expense decreased $10 million primarily due to lower average interest rates and lower average debt balances.

Other Income - Net
Other income - net increased $5 million primarily due to an increase in net pension benefit credits.

Income Tax Expense
Income tax expense increased $204 million primarily due to higher earnings before income taxes, partially offset by the favorable impacts of a state legislative change.

CSX Q2 2021 Form 10-Q p.32

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Six Months Results of Operations

Revenue increased $693 million due to volume growth, increases in other revenue driven by intermodal storage and equipment usage, higher fuel recovery and pricing gains in merchandise and intermodal.

Total expense decreased $93 million primarily driven by higher gains on property dispositions as well as labor and materials efficiencies. These favorable impacts were partially offset by higher volume-related costs, rising fuel prices, increased incentive compensation and inflation.

Interest expense decreased $13 million primarily as a result of lower average interest rates.

Other income - net increased $3 million primarily due to an increase in net pension benefit credits, partially offset by lower interest income.

Income tax expense increased $192 million primarily due to higher earnings before income taxes, partially offset by the net favorable impacts of state legislative changes.

CSX Q2 2021 Form 10-Q p.33

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

Free Cash Flow
    Management believes that free cash flow is supplemental information useful to investors as it is important in evaluating the Company’s financial performance. More specifically, free cash flow measures cash generated by the business after reinvestment. This measure represents cash available for both equity and bond investors to be used for dividends, share repurchases or principal reduction on outstanding debt. Free cash flow is calculated by using net cash from operations and adjusting for property additions and certain other investing activities, which includes proceeds from property dispositions. Free cash flow should be considered in addition to, rather than a substitute for, cash provided by operating activities. The increase in free cash flow before dividends from the prior year of $485 million is primarily due to higher cash from operating activities and increased proceeds from property dispositions. For the six months 2021, other investing activities include $200 million related to the conveyance of a permanent land easement to the Commonwealth of Virginia.

    The following table reconciles cash provided by operating activities (GAAP measure) to free cash flow, before dividends (non-GAAP measure).

	Six Months
(Dollars in millions)	2021	2020
Net cash provided by operating activities	$2,399	$2,184
Property Additions	(754)	(801)
Other Investing Activities	226	3
Free Cash Flow (before payment of dividends)	$1,871	$1,386

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

In second quarter 2021, velocity decreased by 16% and dwell increased by 18% versus prior year results. CSX expects network fluidity to improve throughout the year commensurate with ongoing hiring efforts.

CSX Q2 2021 Form 10-Q p.34

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The FRA train accident rate of 1.98 in second quarter 2021 improved 34% year over year. The personal injury frequency index of 1.00 improved 13% versus the prior year. Safety remains a top priority at CSX, and the Company is committed to reducing risk and enhancing the overall safety of its employees, customers and communities in which the Company operates.

	Second Quarters			Six Months
	2021	2020	Improvement/ (Deterioration)	2021	2020	Improvement/ (Deterioration)
Operations Performance
Train Velocity (Miles per hour)(a)	17.9	21.2	(16)%	18.4	21.2	(13)%
Dwell (Hours)(a)	10.5	8.9	(18)%	10.6	8.6	(23)%
Cars Online(a)	131,000	98,606	(33)%	129,984	104,703	(24)%
On-Time Originations	78%	88%	(11)%	79%	90%	(12)%
On-Time Arrivals	67%	84%	(20)%	68%	84%	(19)%
Carload Trip Plan Performance	69%	81%	(15)%	68%	81%	(16)%
Intermodal Trip Plan Performance	89%	94%	(5)%	87%	95%	(8)%
Fuel Efficiency	0.96	0.96	—%	0.97	0.99	2%

Revenue Ton-Miles (Billions)
Merchandise	32.1	27.8	15%	63.4	60.9	4%
Coal	9.2	6.0	53%	18.0	14.6	23%
Intermodal	8.1	6.1	33%	15.8	12.9	22%
Total Revenue Ton-Miles	49.4	39.9	24%	97.2	88.4	10%

Total Gross Ton-Miles (Billions)	96.0	77.0	25%	189.4	172.3	10%

Safety
FRA Personal Injury Frequency Index	1.00	1.15	13%	0.98	0.87	(13)%
FRA Train Accident Rate	1.98	2.98	34%	2.54	2.57	1%
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
CSX Q2 2021 Form 10-Q p.35

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

Material Changes in Significant Cash Flows
Significant Cash Flows
    The following chart highlights the operating, investing and financing components of the net decrease of $143 million and net increase of $1.4 billion in cash and cash equivalents for six months ended 2021 and 2020, respectively.

•Cash provided by operating activities increased $215 million primarily driven by higher cash-generating income, partially offset by lower net favorable working capital activities.

•Cash used in investing activities increased $524 million primarily as a result of decreased net sales of short-term investments, partially offset by higher proceeds from property dispositions. For the six months ended 2021, proceeds from property dispositions include $200 million in proceeds related to the conveyance of a permanent land easement to the Commonwealth of Virginia.

•Cash used in financing activities increased $1.3 billion driven by higher share repurchases, lower proceeds from debt issuances and higher long-term debt repayments.

Sources of Cash and Liquidity and Uses of Cash
As of the end of second quarter 2021, CSX had nearly $3.0 billion of cash, cash equivalents and short-term investments. CSX uses current cash balances for general corporate purposes, which may include capital expenditures, working capital requirements, reduction or refinancing of outstanding indebtedness, contributions to the Company's qualified pension plan, redemptions and repurchases of CSX common stock and dividends to shareholders. See Note 7, Debt and Credit Agreements.

The Company has multiple sources of liquidity, including cash generated from operations and financing sources. The Company filed a shelf registration statement with the SEC on February 12, 2019, which is unlimited as to amount and may be used to issue debt or equity securities at CSX’s discretion, subject to market conditions and CSX Board authorization. While CSX seeks to give itself flexibility with respect to cash requirements, there can be no assurance that market conditions would permit CSX to sell such securities on acceptable terms at any given time, or at all. During the six months ended 2021, CSX did not issue any new long-term debt.

CSX Q2 2021 Form 10-Q p.36

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CSX has a $1.2 billion unsecured, revolving credit facility backed by a diverse syndicate of banks that expires in March 2024. At June 30, 2021, the Company had no outstanding balances under this facility. The Company also has a commercial paper program, backed by the revolving credit facility, under which the Company may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $1.0 billion outstanding at any one time. At June 30, 2021, the Company had no outstanding debt under the commercial paper program.

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
    Total assets increased $222 million from year end primarily due to an increase in accounts receivable of $280 million driven by a $168 million receivable related to the conveyance of an easement to the Commonwealth of Virginia and increased trade accounts receivable commensurate with higher revenue. This increase was offset by a $143 million decrease in cash described above.

Total liabilities decreased $102 million from year end primarily due to debt repayments of $360 million, partially offset by an increase in income and other taxes payable of $169 million primarily driven by the timing of estimated income tax payments. Total shareholders' equity increased $324 million from year end primarily driven by total comprehensive earnings of $1.9 billion, mostly offset by share repurchases of $1.3 billion and dividends paid of $425 million.

Working capital is considered a measure of a company's ability to meet its short-term needs. CSX had a working capital surplus of $2.6 billion as of June 30, 2021 and $2.4 billion as of December 31, 2020, an increase of $200 million since year end. The increase in current assets was primarily due to a $280 million increase in accounts receivable driven by a $168 million receivable related to the conveyance of an easement to the Commonwealth of Virginia, partially offset by the $143 million net reduction of cash and cash equivalents described above. The decrease in current liabilities was primarily the result of a $279 million decrease in current maturities of long-term debt, partially offset by a $169 million increase in income and other taxes payable. The Company's working capital balance varies due to factors such as the timing of scheduled debt payments and changes in cash and cash equivalent balances as discussed above. The Company continues to maintain adequate liquidity to satisfy current liabilities and maturing obligations when they come due. CSX has sufficient financial capacity, including its revolving credit facility, commercial paper program and shelf registration statement to manage its day-to-day cash requirements and any anticipated obligations. The Company from time to time accesses the credit markets for additional liquidity.

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

CSX Q2 2021 Form 10-Q p.37

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Completed and Pending Transactions

Proposed Acquisition of Pan Am Systems, Inc.
On November 30, 2020, CSX signed a definitive agreement to acquire Pan Am Systems, Inc. (“Pan Am”) which is the parent company of Pan Am Railways, Inc. who jointly owns Pan Am Southern, LLC with a subsidiary of Norfolk Southern Corporation. Pan Am owns and operates a highly integrated, nearly 1,200-mile rail network and has a joint interest in the more than 600-mile Pan Am Southern system. This acquisition, if approved, will expand CSX’s reach in Connecticut, New York and Massachusetts while adding Vermont, New Hampshire and Maine to its existing network. Assets and facilities to be acquired as part of the proposed transaction include road and track assets, work equipment, land, buildings and other assets. On February 25, 2021, the Company began the process, which can take up to a year or more, of seeking approval from the Surface Transportation Board ("STB"). This proposed acquisition is not expected to be material with respect to the Company's financial statements when reviewed under the quantitative and qualitative considerations of Regulation S-X Article 11 and ASC 805, Business Combinations.

Sale of Property Rights to the Commonwealth of Virginia
On March 26, 2021, the Company entered into a comprehensive agreement to sell certain property rights in three CSX-owned line segments to the Commonwealth of Virginia (“Commonwealth”) over three phases for a total of $525 million.

On April 14, 2021, in the first phase of the transaction, the Company closed on the conveyance of a permanent land easement for passenger rail operations, resulting in a $349 million gain recognized in gains on property dispositions on the consolidated income statement. Upon closing of this phase, cash proceeds of $200 million were received, with proceeds of $168 million to be collected in fourth quarter 2021. Additional future proceeds and related gains attributable to this conveyance are subject to state funding.

The Company anticipates closing on the remaining conveyances over the next two years, which will result in future cash proceeds and gains. The timing of future gain recognition is dependent upon the timing of future conveyances as well as collectability. As of June 30, 2021, the carrying values of the remaining assets subject to this transaction were not material.

Acquisition of Quality Carriers, Inc.
On May 12, 2021, CSX entered into a definitive agreement to acquire Quality Carriers, Inc. (Quality Carriers"), the largest provider of bulk liquid chemicals truck transportation in North America, from Quality Distribution, Inc. Through a network of over 100 company-owned and affiliate terminals and facilities in key locations throughout the United States, Canada and Mexico, Quality Carriers provides transportation services to many of the leading chemical producers and shippers in North America. Assets and facilities acquired included tractors and trailers, equipment, land, buildings, and other assets. This transaction, which closed on July 1, 2021, is expected to create a unique multimodal chemicals transportation solution. The purchase price was $546 million in cash, subject to certain customary purchase price adjustments. This acquisition is not material with respect to the Company’s financial statements when reviewed under the quantitative and qualitative considerations of Regulation S-X Article 11 and ASC 805, Business Combinations.
CSX Q2 2021 Form 10-Q p.38

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Guaranteed Notes Issued By CSXT
In 2007, CSXT, a wholly-owned subsidiary of CSX Corporation, issued $381 million of secured equipment notes maturing in 2023 in a registered public offering. CSX Corporation has fully and unconditionally guaranteed the notes. At CSXT’s option, CSXT may redeem any or all of the notes, in whole or in part, at any time, at the redemption price including premium. In the case of loss or destruction of any item of equipment securing the notes, if CSXT does not substitute another item of equipment for the item suffering such loss or destruction, CSXT will be required to redeem the notes in part at par. The guarantee of the notes will rank equally in right of payment with all existing and future senior obligations of CSX Corporation and will be effectively subordinated to all future secured indebtedness of CSX Corporation to the extent of the assets securing such indebtedness. The guarantee is subject to release in limited circumstances only upon the occurrence of certain customary conditions. At June 30, 2021, the principal balance of these secured equipment notes was $160 million.

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
CSX Q2 2021 Form 10-Q p.39

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

CSX Q2 2021 Form 10-Q p.40

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

CSX Q2 2021 Form 10-Q p.41

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

CSX Q2 2021 Form 10-Q p.42

CSX CORPORATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk from the information provided under Part II, Item 7A (Quantitative and Qualitative Disclosures about Market Risk) of CSX's most recent annual report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
As of June 30, 2021, under the supervision and with the participation of CSX's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that, as of June 30, 2021, the Company's disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in CSX's periodic SEC reports. There were no changes in the Company's internal controls over financial reporting during the second quarter of 2021 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

CSX Q2 2021 Form 10-Q p.43

CSX CORPORATION
PART II - OTHER INFORMATION

Item 1. Legal Proceedings
    Item 103 of SEC Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that the Company reasonably believes will exceed a specified threshold. Pursuant to recent SEC amendments to this Item, the Company will be using a threshold of $1 million for such proceedings. For further details, please refer to Note 5, Commitments and Contingencies of this quarterly report on Form 10-Q. Also refer to Part I, Item 3, Legal Proceedings in CSX's most recent annual report on Form 10-K.

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

Item 2. CSX Purchases of Equity Securities
    During June 2021, the $5 billion share repurchase program announced in January 2019 was completed, and the Company began repurchasing shares under the $5 billion share repurchase program announced in October 2020. Total repurchase authority remaining as of June 30, 2021, was $4.6 billion. For more information about share repurchases, see Note 2, Earnings Per Share. Share repurchase activity for the second quarter 2021 was as follows:

	CSX Purchases of Equity Securities for the Quarter
Second Quarter	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning Balance				$5,338,616,483
April 1 - April 30, 2021	—	$—	—	5,338,616,483
May 1 - May 31, 2021	3,776,655	33.35	3,776,655	5,212,671,322
June 1 - June 30, 2021(a)	17,926,359	32.11	17,926,359	4,637,085,325
Ending Balance	21,703,014	$32.32	21,703,014	$4,637,085,325
(a) For June 2021, shares repurchased includes 3 million shares that were purchased in June 2021, but were not retired until July 1st, 2021, due to timing of the stock split. These shares are reflected as outstanding as of June 30, 2021, on the consolidated statement of changes in shareholder's equity.

Item 3. Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
    Not Applicable

Item 5. Other Information
    None
CSX Q2 2021 Form 10-Q p.44

CSX CORPORATION
PART II
Item 6. Exhibits

Exhibit designation	Nature of exhibit	Previously filed as exhibit to

3.1	Articles of Amendment to CSX Corporation's Amended and Restated Articles of Incorporation, as amended	June 7, 2021 Exhibit 3.1, Form 8-K

Officer certifications:
31*	Rule 13a-14(a) Certifications
32*	Section 1350 Certifications

Interactive data files:
101*	The following financial information from CSX Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 filed with the SEC on July 21, 2021, formatted in inline XBRL includes: (i) consolidated income statements for the quarters and six months ended June 30, 2021 and June 30, 2020, (ii) condensed consolidated comprehensive income statements for the quarters and six months ended June 30, 2021 and June 30, 2020, (iii) consolidated balance sheets at June 30, 2021 and December 31, 2020, (iv) consolidated cash flow statements for the six months ended June 30, 2021 and June 30, 2020, (v) consolidated statement of changes in shareholders' equity for the quarters and six months ended June 30, 2021 and June 30, 2020, and (vi) the notes to consolidated financial statements.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)

* Filed herewith
CSX Q2 2021 Form 10-Q p.45

CSX CORPORATION
PART II

SIGNATURE
    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSX CORPORATION
(Registrant)

By: /s/ ANGELA C. WILLIAMS
Angela C. Williams
Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Dated: July 21, 2021

CSX Q2 2021 Form 10-Q p.46