Form 10-Q
period 2021-09-30
CSX CORP
filed 2021-10-21
CIK 277948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(☒)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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
Yes (☐) No (X)
There were 2,217,983,411 shares of common stock outstanding on September 30, 2021 (the latest practicable date that is closest to the filing date).
CSX Q3 2021 Form 10-Q p.1

CSX CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021
CSX Q3 2021 Form 10-Q p.2

CSX CORPORATION
PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED INCOME STATEMENTS (Unaudited)
(Dollars in millions, except per share amounts)

	Third Quarters		Nine Months
	2021	2020	2021	2020

Revenue	$3,292	$2,648	$9,095	$7,758
Expense
Labor and Fringe	631	574	1,847	1,687
Purchased Services and Other	577	382	1,490	1,272
Depreciation	367	348	1,060	1,036
Fuel	247	119	631	402
Equipment and Other Rents	94	88	269	247
Gains on Property Dispositions	(60)	(4)	(430)	(33)
Total Expense	1,856	1,507	4,867	4,611

Operating Income	1,436	1,141	4,228	3,147

Interest Expense	(177)	(187)	(542)	(565)
Other Income - Net	20	14	60	51
Earnings Before Income Taxes	1,279	968	3,746	2,633

Income Tax Expense	(311)	(232)	(899)	(628)
Net Earnings	$968	$736	$2,847	$2,005

Per Common Share (Note 2)
Net Earnings Per Share, Basic	$0.43	$0.32	$1.26	$0.87
Net Earnings Per Share, Assuming Dilution	$0.43	$0.32	$1.26	$0.87

Average Shares Outstanding (In millions)	2,237	2,295	2,263	2,302
Average Shares Outstanding, Assuming Dilution (In millions)	2,242	2,300	2,268	2,307

Beginning third quarter 2021, the Company changed the name of Materials, Supplies and Other expense to Purchased Services and Other, which better describes the composition of this expense amount. This change in naming convention does not impact previously reported results.
All prior period share and per share data has been retroactively adjusted to reflect the stock split effective June 28, 2021. Certain prior year data has been reclassified to conform to the current presentation.

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS (Unaudited)
(Dollars in millions)

	Third Quarters		Nine Months
	2021	2020	2021	2020
Total Comprehensive Earnings (Note 11)	$985	$770	$2,911	$2,062

See accompanying notes to consolidated financial statements.
CSX Q3 2021 Form 10-Q p.3

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	(Unaudited)
	September 30, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and Cash Equivalents	$2,179	$3,129
Accounts Receivable - Net (Note 8)	1,326	912
Materials and Supplies	303	302
Other Current Assets	89	98
Total Current Assets	3,897	4,441

Properties	46,226	45,530
Accumulated Depreciation	(13,412)	(13,086)
Properties - Net	32,814	32,444

Investment in Affiliates and Other Companies	2,059	1,985
Right-of-Use Lease Asset	508	472
Goodwill and Other Intangible Assets - Net	451	63
Other Long-term Assets	400	388
Total Assets	$40,129	$39,793

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$972	$809
Labor and Fringe Benefits Payable	548	482
Casualty, Environmental and Other Reserves (Note 4)	117	90
Current Maturities of Long-term Debt (Note 7)	211	401
Income and Other Taxes Payable	238	73
Other Current Liabilities	182	164
Total Current Liabilities	2,268	2,019

Casualty, Environmental and Other Reserves (Note 4)	252	224
Long-term Debt (Note 7)	16,182	16,304
Deferred Income Taxes - Net	7,298	7,168
Long-term Lease Liability	482	455
Other Long-term Liabilities	475	513
Total Liabilities	26,957	26,683

Shareholders' Equity:
Common Stock, $1 Par Value	2,218	2,288
Other Capital	24	152
Retained Earnings	11,455	11,259
Accumulated Other Comprehensive Loss (Note 11)	(534)	(598)
Non-controlling Minority Interest	9	9
Total Shareholders' Equity	13,172	13,110
Total Liabilities and Shareholders' Equity	$40,129	$39,793
Certain prior year data has been retroactively adjusted to reflect the stock split effective June 28, 2021 or reclassified to conform to the current presentation. See accompanying notes to consolidated financial statements.
CSX Q3 2021 Form 10-Q p.4

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CASH FLOW STATEMENTS (Unaudited)
(Dollars in millions)

	Nine Months
	2021	2020

OPERATING ACTIVITIES
Net Earnings	$2,847	$2,005
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation	1,060	1,036
Deferred Income Taxes	109	117
Gains on Property Dispositions	(430)	(33)
Other Operating Activities	10	(30)
Changes in Operating Assets and Liabilities:
Accounts Receivable	(153)	12
Other Current Assets	(4)	(37)
Accounts Payable	132	(6)
Income and Other Taxes Payable	174	98
Other Current Liabilities	74	(34)
Net Cash Provided by Operating Activities	3,819	3,128

INVESTING ACTIVITIES
Property Additions	(1,220)	(1,209)
Proceeds from Property Dispositions	297	51
Purchases of Short-term Investments	—	(426)
Proceeds from Sales of Short-term Investments	3	1,423
Business Acquisition, Net of Cash Acquired	(543)	—
Other Investing Activities	—	(32)
Net Cash Used In Investing Activities	(1,463)	(193)

FINANCING ACTIVITIES
Shares Repurchased	(2,316)	(664)
Dividends Paid	(633)	(599)
Long-term Debt Repaid (Note 7)	(390)	(245)
Long-term Debt Issued (Note 7)	—	500
Other Financing Activities	33	13
Net Cash Used in Financing Activities	(3,306)	(995)

Net (Decrease)/Increase in Cash and Cash Equivalents	(950)	1,940

CASH AND CASH EQUIVALENTS
Cash and Cash Equivalents at Beginning of Period	3,129	958
Cash and Cash Equivalents at End of Period	$2,179	$2,898

See accompanying notes to consolidated financial statements.
CSX Q3 2021 Form 10-Q p.5

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY (Unaudited)
(Dollars in millions)

Nine Months 2021	Common Shares Outstanding (Thousands)	Common Stock and Other Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(a)	Non-controlling Minority Interest	Total Shareholders' Equity

Balance December 31, 2020	2,287,587	$2,440	$11,259	$(598)	$9	$13,110
Comprehensive Earnings:
Net Earnings	—	—	706	—	—	706
Other Comprehensive Income	—	—	—	68	—	68
Total Comprehensive Earnings						774

Common stock dividends, $0.093 per share	—	—	(213)	—	—	(213)
Share Repurchases	(18,389)	(18)	(533)	—	—	(551)
Stock Option Exercises and Other	3,003	37	3	—	—	40
Balance March 31, 2021	2,272,201	$2,459	$11,222	$(530)	$9	$13,160
Comprehensive Earnings:
Net Earnings		—	1,173	—	—	1,173
Other Comprehensive Loss		—	—	(21)	—	(21)
Total Comprehensive Earnings						1,152

Common stock dividends, $0.093 per share		—	(212)	—	—	(212)
Share Repurchases	(18,345)	(19)	(682)	—	—	(701)
Bond Conversions		—	—	—	—	—
Stock Option Exercises and Other	640	(186)	222	—	(1)	35
Balance June 30, 2021	2,254,496	$2,254	$11,723	$(551)	$8	$13,434
Comprehensive Earnings:
Net Earnings	—	—	968	—	—	968
Other Comprehensive Income (Note 11)	—	—	—	17	—	17
Total Comprehensive Earnings						985

Common stock dividends, $0.093 per share	—	—	(209)	—	—	(209)
Share Repurchases	(37,217)	(37)	(1,027)	—	—	(1,064)
Bond Conversions	—	—	—	—	—	—
Stock Option Exercises and Other	704	25	—	—	1	26
Balance September 30, 2021	2,217,983	$2,242	$11,455	$(534)	$9	$13,172

a) Accumulated Other Comprehensive Loss balances shown above are net of tax. The associated taxes were $137 million, $142 million, and $136 million as of first, second, and third quarters 2021, respectively. For additional information, see Note 11, Other Comprehensive Income.

All prior period share and per share data along with certain other prior period data has been retroactively adjusted to reflect the stock split effective June 28, 2021. See accompanying notes to consolidated financial statements.
CSX Q3 2021 Form 10-Q p.6

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY (Unaudited)
(Dollars in millions)

Nine Months 2020	Common Shares Outstanding (Thousands)	Common Stock and Other Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(a)	Non-controlling Minority Interest	Total Shareholders' Equity

Balance December 31, 2019	2,320,414	$2,412	$10,111	$(675)	$15	11,863
Comprehensive Earnings:
Net Earnings	—	—	770	—	—	770
Other Comprehensive Income	—	—	—	3	—	3
Total Comprehensive Earnings						773

Common stock dividends, $0.087 per share	—	—	(201)	—	—	(201)
Share Repurchases	(26,718)	(27)	(550)	—	—	(577)
Stock Option Exercises and Other	2,680	21	7	—	2	30
Balance March 31, 2020	2,296,376	2,406	10,137	(672)	17	11,888
Comprehensive Earnings:
Net Earnings	—	—	499	—	—	499
Other Comprehensive Income	—	—	—	20	—	20
Total Comprehensive Earnings						519

Common stock dividends, $0.087 per share	—	—	(199)	—	—	(199)
Share Repurchases	(1,739)	(2)	(37)	—	—	(39)
Bond Conversions	—	—	—	—	—	—
Stock Option Exercises and Other	522	(4)	2	—	(4)	(6)
Balance June 30, 2020	2,295,159	2,400	10,402	(652)	13	12,163
Comprehensive Earnings:
Net Earnings	—	—	736	—	—	736
Other Comprehensive Income (Note 11)	—	—	—	34	—	34
Total Comprehensive Earnings						770

Common stock dividends, $0.087 per share	—	—	(199)	—	—	(199)
Share Repurchases	(2,115)	(2)	(46)	—	—	(48)
Bond Conversions	—	—	—	—	—	—
Stock Option Exercises and Other	1,281	40	—	—	1	41
Balance September 30, 2020	2,294,325	$2,438	$10,893	$(618)	$14	$12,727

a) Accumulated Other Comprehensive Loss balances shown above are net of tax. The associated taxes were $183 million, $178 million, and $165 million as of first, second, and third quarters 2020, respectively. For additional information, see Note 11, Other Comprehensive Income.

All prior period share and per share data along with certain other prior period data has been retroactively adjusted to reflect the stock split effective June 28, 2021. See accompanying notes to consolidated financial statements.
CSX Q3 2021 Form 10-Q p.7

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

Other entities
    In addition to CSXT, the Company’s subsidiaries include Quality Carriers, Inc. ("Quality Carriers"), CSX Intermodal Terminals, Inc. (“CSX Intermodal Terminals”), Total Distribution Services, Inc. (“TDSI”), Transflo Terminal Services, Inc. (“Transflo”), CSX Technology, Inc. (“CSX Technology”) and other subsidiaries. Effective July 1, 2021, CSX acquired Quality Carriers, the largest provider of bulk liquid chemicals truck transportation in North America, from Quality Distribution, Inc. For further details, refer to Note 12, Business Combinations. CSX Intermodal Terminals owns and operates a system of intermodal terminals, predominantly in the eastern United States and also performs drayage services (the pickup and delivery of intermodal shipments) for certain customers. TDSI serves the automotive industry with distribution centers and storage locations. Transflo connects non-rail served customers to the many benefits of rail by transferring products from rail to trucks. The biggest Transflo markets are chemicals and agriculture, which includes shipments of plastics and ethanol. CSX Technology and other subsidiaries provide support services for the Company.

Sale of Property Rights to the Commonwealth of Virginia
On March 26, 2021, the Company entered into a comprehensive agreement to sell certain property rights in three CSX-owned line segments to the Commonwealth of Virginia (“Commonwealth”) over three phases for a total of $525 million.

In April 2021, in the first phase of the transaction, the Company closed on the conveyance of a permanent land easement for passenger rail operations, resulting in a $349 million gain recognized in gains on property dispositions on the consolidated income statement. Upon closing of the first phase, cash proceeds of $200 million were received and a receivable was recorded in the amount of $168 million. The Company expects to collect proceeds of $200 million in fourth quarter 2021, partly attributable to the first phase with the remainder towards the next phase. Additional future proceeds and related gains attributable to this conveyance are subject to state funding.

The Company anticipates closing on the remaining conveyances by the end of 2022, which will result in future cash proceeds and gains. The timing of future gain recognition is dependent upon the timing of future conveyances as well as collectability. As of September 30, 2021, the carrying values of the remaining assets subject to this transaction were not material.

CSX Q3 2021 Form 10-Q p.8

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

Common Stock Split
On June 4, 2021, CSX announced a three-for-one split of the Company’s common stock in the form of a stock dividend. Each shareholder of record on June 18, 2021, received two additional shares of common stock for each share held as of this record date. The new shares were distributed after close of trading on June 28, 2021. All prior period share and per share amounts, common stock, other capital, and retained earnings presented herein have been retroactively adjusted to reflect the impact of the stock split. Proportional adjustments were also made to outstanding awards under the Company's stock-based compensation plans.

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

Fiscal Year
The Company's fiscal periods are based upon the calendar year. Except as otherwise specified, references to “third quarter(s)” or “nine months” indicate CSX's fiscal periods ending September 30, 2021 and September 30, 2020, and references to "year-end" indicate the fiscal year ended December 31, 2020.

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

CSX Q3 2021 Form 10-Q p.9

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2.    Earnings Per Share

    The following table sets forth the computation of basic earnings per share and earnings per share, assuming dilution.

	Third Quarters		Nine Months
	2021	2020	2021	2020
Numerator (Dollars in millions):
Net Earnings	$968	$736	$2,847	$2,005

Denominator (Units in millions):
Average Common Shares Outstanding	2,237	2,295	2,263	2,302
Other Potentially Dilutive Common Shares	5	5	5	5
Average Common Shares Outstanding, Assuming Dilution	2,242	2,300	2,268	2,307

Net Earnings Per Share, Basic	$0.43	$0.32	$1.26	$0.87
Net Earnings Per Share, Assuming Dilution	$0.43	$0.32	$1.26	$0.87

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

	Third Quarters		Nine Months
	2021	2020	2021	2020
Antidilutive Stock Options Excluded from Diluted EPS (Millions)	2	6	2	6
CSX Q3 2021 Form 10-Q p.10

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2.    Earnings Per Share, continued

Share Repurchases
    In January 2019, the Company announced a $5 billion share repurchase program. During June 2021, this program was completed, and the Company began repurchasing shares under the $5 billion share repurchase program announced on October 21, 2020. Total repurchase authority remaining was $3.6 billion as of September 30, 2021. During third quarters and nine months ended 2021 and 2020, the Company engaged in the following repurchase activities:

	Third Quarters		Nine Months
	2021	2020	2021	2020
Shares Repurchased (Millions)	34	2	74	31
Cost of Shares (Dollars in millions)	$1,064	$48	$2,316	$664

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

Periodically, CSX enters into structured agreements for the repurchase of CSX shares. Upon execution of each agreement, the Company pays a fixed amount of cash in exchange for the right to receive either CSX stock or a predetermined amount of cash, including a premium. Shares acquired through these structured share repurchase agreements were recorded in common stock and retained earnings and are included in the share repurchases table above. Premiums received were not material. As a result of entering into and settling structured share repurchase agreements, the Company paid a net total of approximately $150 million and received approximately 5 million shares during the third quarter 2021 and paid a net total of approximately $378 million and received approximately 12 million shares during the nine months ended 2021. As of September 30, 2021, no such agreements were outstanding.

Dividend Increase
In February 2021, the Company's Board of Directors authorized an 8% increase in the quarterly cash dividend effective March 2021. The current split-adjusted quarterly dividend on the Company's common stock is $0.093 per common share. The dividend will be carried out to six decimal places to most closely approximate the $0.28 per share dividend amount prior to the three-for-one stock split that occurred on June 28, 2021.

CSX Q3 2021 Form 10-Q p.11

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

	Third Quarters		Nine Months
(Dollars in millions)	2021	2020	2021	2020
Share-Based Compensation Expense:
Performance Units	$6	$14	44	$6
Stock Options	3	3	13	16
Restricted Stock Units and Awards	3	2	10	5
Employee Stock Purchase Plan	1	1	3	3
Stock Awards for Directors	—	—	2	2
Total Share-Based Compensation Expense	$13	$20	$72	$32
Income Tax Benefit	$4	$6	$19	$17

CSX Q3 2021 Form 10-Q p.12

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

    Grants were made in performance units, with each unit representing the right to receive one share of CSX common stock, and payouts will be made in CSX common stock. The payout range for participants will be between 0% and 200% of the target awards depending on Company performance against predetermined goals. Payouts for certain executive officers are subject to formulaic upward or downward adjustment by up to 25%, capped at an overall payout of 250%, based upon the Company's total shareholder return relative to specified comparable groups over the performance period. Participants will receive stock dividend equivalents declared over the performance period based on the number of performance units paid upon vesting. Other immaterial grants of performance units were made during third quarter 2021. No grants were made during third quarter 2020. The fair values of the performance units awarded during the nine months ended 2021 and 2020 were primarily calculated using a Monte-Carlo simulation model with the following weighted-average assumptions:

	Nine Months
	2021	2020
Weighted-Average Assumptions Used:
Annual Dividend Yield	N/A	N/A
Risk-free Interest Rate	0.2%	1.4%
Annualized Volatility	33.6%	24.5%
Expected Life (in years)	2.9	2.9

Stock Options
    In February 2021, the Company granted approximately 1,831 thousand (split-adjusted) stock options along with the corresponding LTIP. The fair value of stock options was calculated using the Black-Scholes valuation model. These stock options were granted with ten-year terms and vest over three years in equal installments each year on the anniversary of the grant date. The exercise price for stock options granted equals the closing market price of the underlying stock on the date of grant. These awards are time-based and are not based upon attainment of performance goals. During third quarter 2021, there were additional immaterial grants of stock options. No options were granted during third quarter 2020.

CSX Q3 2021 Form 10-Q p.13

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3.     Stock Plans and Share-Based Compensation, continued

    The fair values of all stock option awards during the quarters and nine months ended September 30, 2021 and September 30, 2020 were estimated at the grant date with the following weighted average assumptions:

	Third Quarters		Nine Months
	2021	2020	2021	2020
Weighted-Average Grant Date Fair Value	$8.86	N/A	$7.94	$6.29

Weighted-Average Assumptions Used:
Annual Dividend Yield	1.2%	N/A	1.2%	1.2%
Risk-Free Interest Rate	1.0%	N/A	0.7%	1.4%
Annualized Volatility	30.7%	N/A	31.2%	26.0%
Expected Life (in years)	6.3	N/A	6.0	6.0

Other Pricing Model Inputs:
Weighted-Average Grant Date Market Price of CSX Stock (strike price)	$32.18	N/A	$29.65	$26.49

Restricted Stock Units
    In February 2021, the Company granted 490 thousand (split-adjusted) restricted stock units along with the corresponding LTIP. The restricted stock units vest three years after the date of grant. Participants will receive stock dividend equivalents on the vested shares upon vesting. These awards are time-based and are not based upon CSX's attainment of operational targets. Restricted stock units are paid out in CSX common stock on a one-for-one basis. During third quarter 2021, there were additional immaterial grants of restricted stock units. For information related to the Company's other outstanding long-term incentive compensation, see CSX's most recent annual report on Form 10-K.

Employee Stock Purchase Plan
In May 2018, shareholders approved the 2018 CSX Employee Stock Purchase Plan (“ESPP”) for the benefit of Company employees. The Company registered 12 million (split-adjusted) shares of common stock that may be issued pursuant to this plan. Under the ESPP, employees may contribute between 1% and 10% of base compensation, after-tax, to purchase up to $25,000 of market value CSX common stock per year at 85% of the closing market price on either the grant date or the last day of the six-month offering period, whichever is lower. During the third quarter and nine months ended September 30, 2021 and September 30, 2020, the Company issued the following shares under this program:

	Third Quarters		Nine Months
	2021	2020	2021	2020
Shares issued (in thousands)	334	360	730	726
Weighted average purchase price per share	$24.93	$19.76	$21.90	$20.13
CSX Q3 2021 Form 10-Q p.14

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4.    Casualty, Environmental and Other Reserves

Personal injury and environmental reserves are considered critical accounting estimates due to the need for management judgment. Casualty, environmental and other reserves are provided for in the consolidated balance sheets as shown in the table below.

	September 30, 2021			December 31, 2020
(Dollars in millions)	Current	Long-term	Total	Current	Long-term	Total

Casualty:
Personal Injury	$44	$82	$126	$38	$93	$131
Occupational	7	57	64	11	54	65
Total Casualty	51	139	190	49	147	196
Environmental (a)	36	72	108	23	53	76
Other (a)	30	41	71	18	24	42
Total	$117	$252	$369	$90	$224	$314
(a) The fair values of liabilities assumed as a result of the Company's acquisition of Quality Carriers on July 1, 2021, are included in environmental and other reserves as of September 30, 2021. See Note 12, Business Combinations.

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

Casualty
     Casualty reserves of $190 million and $196 million as of September 30, 2021 and December 31, 2020, respectively, represent accruals for personal injury, occupational disease and occupational injury claims. Beginning June 1, 2021, the Company's self-insured retention amount for these claims increased to $100 million per occurrence. Currently, no individual claim is expected to exceed the self-insured retention amount. In accordance with the Contingencies Topic in the ASC, to the extent the value of an individual claim exceeds the self-insured retention amount, the Company would present the liability on a gross basis with a corresponding receivable for insurance recoveries. These reserves fluctuate based upon the timing of payments as well as changes in estimate. Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. Most of the Company's casualty claims relate to CSXT. Defense and processing costs, which historically have been insignificant and are anticipated to be insignificant in the future, are not included in the recorded liabilities.

Personal Injury
    Personal injury reserves represent liabilities for employee work-related and third-party injuries. Work-related injuries for CSXT employees are primarily subject to the Federal Employers’ Liability Act (“FELA”). CSXT retains an independent actuary to assist management in assessing the value of personal injury claims. An analysis is performed by the actuary quarterly and is reviewed by management. This analysis did not result in a material adjustment to the personal injury reserve in the quarter ended September 30, 2021 or September 30, 2020. The methodology used by the actuary includes a development factor to reflect growth or reduction in the value of these personal injury claims based largely on CSXT's historical claims and settlement experience.
CSX Q3 2021 Form 10-Q p.15

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4.    Casualty, Environmental and Other Reserves, continued

Occupational
    Occupational reserves represent liabilities arising from allegations of exposure to certain materials in the workplace (such as solvents, soaps, chemicals and diesel fumes), past exposure to asbestos or allegations of chronic physical injuries resulting from work conditions (such as repetitive stress injuries). Beginning in second quarter 2020, the Company retains an independent actuary to analyze the Company’s historical claim filings, settlement amounts, and dismissal rates to assist in determining future anticipated claim filing rates and average settlement values. This analysis is performed by the actuary and reviewed by management quarterly. Previously, the quarterly analysis was performed by management. There were no material adjustments to the occupational reserve in the quarter ended September 30, 2021 or September 30, 2020.

Environmental
Environmental reserves were $108 million and $76 million as of September 30, 2021 and December 31, 2020, respectively. The Company is a party to various proceedings related to environmental issues, including administrative and judicial proceedings involving private parties and regulatory agencies. The Company has been identified as a potentially responsible party at approximately 240 environmentally impaired sites. Many of these are, or may be, subject to remedial action under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), also known as the Superfund Law, or similar state statutes. Most of these proceedings arose from environmental conditions on properties used for ongoing or discontinued railroad operations. A number of these proceedings, however, are based on allegations that the Company, or its predecessors, sent hazardous substances to facilities owned or operated by others for treatment, recycling or disposal. In addition, some of the Company's land holdings were leased to others for commercial or industrial uses that may have resulted in releases of hazardous substances or other regulated materials onto the property and could give rise to proceedings against the Company.

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

CSX Q3 2021 Form 10-Q p.16

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4.    Casualty, Environmental and Other Reserves, continued

    Based on management's review process, amounts have been recorded to cover contingent anticipated future environmental remediation costs with respect to each site to the extent such costs are reasonably estimable and probable. The recorded liabilities for estimated future environmental costs are undiscounted. The liability includes future costs for remediation and restoration of sites as well as any significant ongoing monitoring costs, but excludes any anticipated insurance recoveries. Payments related to these liabilities are expected to be made over the next several years. Environmental remediation costs are included in purchased services and other on the consolidated income statements.

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

Other
Other reserves were $71 million and $42 million as of September 30, 2021 and December 31, 2020, respectively. These reserves include liabilities for various claims, such as property, automobile and general liability. Also included in other reserves are longshoremen disability claims related to a previously owned international shipping business (these claims are in runoff) as well as claims for current port employees.

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
CSX Q3 2021 Form 10-Q p.17

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

    The Company is able to estimate a range of possible loss for certain legal proceedings for which a loss is reasonably possible in excess of reserves established. The Company has estimated this range to be $3 million to $27 million in aggregate at September 30, 2021. This estimated aggregate range is based upon currently available information and is subject to significant judgment and a variety of assumptions. Accordingly, the Company's estimate will change from time to time, and actual losses may vary significantly from the current estimate.

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
CSX Q3 2021 Form 10-Q p.18

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

CSX Q3 2021 Form 10-Q p.19

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

	Pension Benefits Cost
	Third Quarters		Nine Months
(Dollars in millions)	2021	2020	2021	2020
Service Cost Included in Labor and Fringe	$10	$10	$28	$30

Interest Cost	13	20	40	61
Expected Return on Plan Assets	(46)	(43)	(139)	(130)
Amortization of Net Loss	18	15	55	43
Total Included in Other Income - Net	(15)	(8)	(44)	(26)

Net Periodic Benefit (Credit)/Cost	$(5)	$2	$(16)	$4

	Other Post-retirement Benefits Cost
	Third Quarters		Nine Months
(Dollars in millions)	2021	2020	2021	2020
Service Cost Included in Labor and Fringe	$1	$—	$1	$1

Interest Cost	—	1	1	2
Amortization of Prior Service Credits	(2)	(2)	(6)	(5)
Total Included in Other Income - Net	(2)	(1)	(5)	(3)

Net Periodic Benefit Credit	$(1)	$(1)	$(4)	$(2)

    Qualified pension plan obligations are funded in accordance with regulatory requirements and with an objective of meeting or exceeding minimum funding requirements necessary to avoid restrictions on flexibility of plan operation and benefit payments. No contributions to the Company's qualified pension plans are expected in 2021.

CSX Q3 2021 Form 10-Q p.20

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 7.    Debt and Credit Agreements

Total activity related to long-term debt as of the end of third quarter 2021 is shown in the table below. For fair value information related to the Company's long-term debt, see Note 10, Fair Value Measurements.

(Dollars in millions)	Current Portion	Long-term Portion	Total
Long-term Debt as of December 31, 2020	$401	$16,304	$16,705
2021 Activity:
Long-term Debt Repaid	(390)	—	(390)
Reclassifications	175	(175)	—
Finance Lease Obligations and Debt Assumed (a)	25	43	68
Discount, Premium and Other Activity	—	10	10
Long-term Debt as of September 30, 2021	$211	$16,182	$16,393
(a) In third quarter 2021, finance lease obligations and debt were assumed related to the Company's acquisition of Quality Carriers on July 1, 2021. See Note 12, Business Combinations.

Interest Rate Derivatives
On both April 29, 2020, and July 9, 2020, the Company executed a forward starting interest rate swap with a notional value of $250 million for an aggregate notional value of $500 million. These swaps were effected to hedge the benchmark interest rate associated with future interest payments related to the anticipated refinancing of $850 million of 3.25% notes due in 2027. In accordance with the Derivatives and Hedging Topic in the ASC, the Company has designated these swaps as cash flow hedges. As of September 30, 2021 and December 31, 2020, the asset value of the forward starting interest rate swaps was $116 million and $80 million, respectively, and was recorded in other long-term assets on the consolidated balance sheet.

Unrealized gains or losses associated with changes in the fair value of the hedge are recorded net of tax in accumulated other comprehensive income (“AOCI”) on the consolidated balance sheet. Unless settled early, the swaps will expire in 2027 and the unrealized gain or loss in AOCI will be recognized in earnings as an adjustment to interest expense over the same period during which the hedged transaction affects earnings. Unrealized amounts, recorded net of tax in other comprehensive income, related to the hedge were gains of $7 million and $25 million for third quarters ended 2021 and 2020 and gains of $28 million and $34 million for the nine months 2021 and 2020, respectively.

Credit Facility
    CSX has a $1.2 billion unsecured, revolving credit facility backed by a diverse syndicate of banks. This facility allows same-day borrowings at floating interest rates, based on LIBOR or an agreed-upon replacement reference rate, plus a spread that depends upon CSX's senior unsecured debt ratings. This facility expires in March 2024, and at September 30, 2021, the Company had no outstanding balances under this facility.

    Commitment fees and interest rates payable under the facility were similar to fees and rates available to comparably rated investment-grade borrowers. As of third quarter 2021, CSX was in compliance with all covenant requirements under this facility.

CSX Q3 2021 Form 10-Q p.21

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 7.    Debt and Credit Agreements, continued

Commercial Paper
    Under its commercial paper program, which is backed by the revolving credit facility, the Company may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $1.0 billion outstanding at any one time. Proceeds from issuances of the notes are expected to be used for general corporate purposes. At September 30, 2021, the Company had no outstanding debt under the commercial paper program.

NOTE 8.     Revenues

The Company’s revenues are primarily derived from the transportation of freight as performance obligations that arise from its contracts with customers are satisfied. The following table presents the Company’s revenues disaggregated by market as this best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors:

	Third Quarters		Nine Months
(Dollars in millions)	2021	2020	2021	2020

Chemicals	$624	$566	$1,810	$1,723
Agricultural and Food Products	343	335	1,062	1,011
Forest Products(a)	231	209	684	625
Automotive	209	271	661	645
Metals and Equipment	206	159	596	500
Minerals	162	144	439	405
Fertilizers(a)	106	93	350	303
Total Merchandise	1,881	1,777	5,602	5,212

Intermodal	509	445	1,488	1,226

Coal	460	330	1,267	1,022

Trucking(b)	200	—	200	—

Other	242	96	538	298

Total	$3,292	$2,648	$9,095	$7,758
(a) Effective first quarter 2021, changes were made in the categorization of certain lines of business, impacting Forest Products and Fertilizers. The impacts were not material and prior periods have been reclassified to conform to the current presentation.
(b) Effective third quarter 2021, Trucking revenue is comprised of revenue from the operations of Quality Carriers, which was acquired by CSX effective July 1, 2021.

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
CSX Q3 2021 Form 10-Q p.22

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 8.     Revenues, continued

The average transit time to complete a rail shipment is between 2 to 8 days depending on market. Payments for transportation services are normally billed once a BOL is received and are generally due within 15 days after the invoice date. The Company recognizes revenue over transit time of freight as it moves from origin to destination. Revenue for services started but not completed at the reporting date is allocated based on the relative transit time in each reporting period, with the portion allocated for services subsequent to the reporting date considered remaining performance obligations.

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

Effective third quarter 2021, trucking revenue includes revenue from the operations of Quality Carriers. This revenue is mostly comprised of truck shipments of chemicals and is recorded ratably over transit time.

Other revenue is recorded upon completion of the service and is comprised of revenue from regional subsidiary railroads and incidental charges, including demurrage, switching, and intermodal storage and equipment usage. Revenue from regional subsidiary railroads includes shipments by railroads that the Company does not directly operate. Demurrage represents charges assessed when freight cars are held by a customer beyond a specified period of time. Switching represents charges assessed when a railroad switches cars for a customer or another railroad. Intermodal storage represents charges for customer storage of containers at an intermodal terminal or ramp facility beyond a specified period of time.

During the third quarters and nine months ended 2021 and 2020, revenue recognized from performance obligations related to prior periods (for example, due to changes in transaction price) was not material.

Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to future reporting periods for freight services started but not completed at the reporting date. This includes the unearned portion of billed and unbilled amounts for cancellable freight shipments in transit. The Company expects to recognize the unearned portion of revenue for freight services in transit within one week of the reporting date. As of September 30, 2021, remaining performance obligations were not material.

CSX Q3 2021 Form 10-Q p.23

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 8.     Revenues, continued

Contract Balances and Accounts Receivable
The timing of revenue recognition, billings and cash collections results in accounts receivable and customer advances and deposits (contract liabilities) on the consolidated balance sheets. Contract assets, contract liabilities and deferred contract costs recorded on the consolidated balance sheet as of September 30, 2021, were not material.

The Company’s accounts receivable - net consists of freight and non-freight receivables, reduced by an allowance for credit losses.

(Dollars in millions)	September 30, 2021	December 31, 2020

Freight Receivables	$950	$716
Freight Allowance for Credit Losses	(14)	(16)
Freight Receivables, net	936	700

Non-Freight Receivables	402	224
Non-Freight Allowance for Credit Losses	(12)	(12)
Non-Freight Receivables, net	390	212
Total Accounts Receivable, net	$1,326	$912

Freight receivables include amounts earned, billed and unbilled, and currently due from customers for transportation-related services. Non-freight receivables include amounts billed and unbilled and currently due related to government reimbursement receivables and other non-revenue receivables. At September 30, 2021, non-freight receivables include a $168 million receivable related to the conveyance of an easement to the Commonwealth of Virginia. See Note 1, Nature of Operations and Significant Accounting Policies, for more details about this transaction. The Company maintains an allowance for credit losses to provide for the estimated amount of receivables that will not be collected. The allowance is based upon an assessment of risk characteristics, historical payment experience, and the age of outstanding receivables adjusted for forward-looking economic conditions as necessary. Credit losses recognized on the Company’s accounts receivable were not material in the third quarters or nine months ended 2021 and 2020.

NOTE 9.    Income Taxes

There have been no material changes to the balance of unrecognized tax benefits reported at December 31, 2020.

CSX Q3 2021 Form 10-Q p.24

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

Investments
    The Company's investment assets, valued with assistance from a third-party trustee, consist of corporate bonds and government securities and are carried at fair value on the consolidated balance sheet per the Fair Value Measurements and Disclosures Topic in the ASC. These assets are valued using broker quotes that utilize observable market inputs. All of the inputs used to determine the fair value of the Company's investments are Level 2 inputs.

    The Company's investment assets are summarized in the following table.

(Dollars in Millions)	September 30, 2021	December 31, 2020
Corporate Bonds	$65	$68
Government Securities	28	33
Total investments at fair value	$93	$101

Total investments at amortized cost	$84	$89

CSX Q3 2021 Form 10-Q p.25

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 10.    Fair Value Measurements, continued

These investments have the following maturities:

(Dollars in millions)	September 30, 2021	December 31, 2020
Less than 1 year	$3	$2
1 - 5 years	28	22
5 - 10 years	14	23
Greater than 10 years	48	54
Total investments at fair value	$93	$101

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

(Dollars in millions)	September 30, 2021	December 31, 2020
Long-term Debt (Including Current Maturities):
Fair Value	$19,654	$21,076
Carrying Value	16,393	16,705

Interest Rate Derivatives
The Company’s forward starting interest rate swaps are carried at fair value and valued with assistance from a third party based upon pricing models using inputs observed from actively quoted markets. All of the inputs used to determine the fair value of the swaps are Level 2 inputs. The fair value of the Company’s forward starting interest rate swap asset was $116 million and $80 million as of September 30, 2021 and December 31, 2020, respectively. See Note 7, Debt and Credit Agreements, for further information.

CSX Q3 2021 Form 10-Q p.26

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 11.     Other Comprehensive Income (Loss)

    CSX reports comprehensive earnings or loss in accordance with the Comprehensive Income Topic in the ASC in the Consolidated Comprehensive Income Statement. Total comprehensive earnings are defined as all changes in shareholders' equity during a period, other than those resulting from investments by and distributions to shareholders (e.g. issuance of equity securities and dividends). Generally, for CSX, total comprehensive earnings equal net earnings plus or minus adjustments for pension and other post-retirement liabilities as well as other adjustments. Total comprehensive earnings represent the activity for a period net of tax and were $985 million and $770 million for third quarters 2021 and 2020 and $2.9 billion and $2.1 billion for the nine months 2021 and 2020, respectively.

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

    Changes in the AOCI balance by component are shown in the following table. Amounts reclassified in pension and other post-employment benefits to net earnings relate to the amortization of actuarial losses and are included in other income - net on the consolidated income statements. See Note 6, Employee Benefit Plans, for further information. Interest rate derivatives consist of forward starting interest rate swaps classified as cash flow hedges. See Note 7, Debt and Credit Agreements, for further information. Other primarily represents CSX's share of AOCI of equity method investees. Amounts reclassified in other to net earnings are included in purchased services and other or equipment and other rents on the consolidated income statements.

	Pension and Other Post-Employment Benefits	Interest Rate Derivatives	Other	Accumulated Other Comprehensive Income (Loss)
(Dollars in millions)
Balance December 31, 2020, Net of Tax	$(598)	$62	$(62)	$(598)
Other Comprehensive Income (Loss)
Income Before Reclassifications	—	36	—	36
Amounts Reclassified to Net Earnings	50	—	(2)	48
Tax Expense	(12)	(8)	—	(20)
Total Other Comprehensive Income	38	28	(2)	64
Balance September 30, 2021, Net of Tax	$(560)	$90	$(64)	$(534)

CSX Q3 2021 Form 10-Q p.27

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 12.     Business Combinations

Acquisition of Quality Carriers, Inc.
On July 1, 2021, the Company completed its acquisition of Quality Carriers, the largest provider of bulk liquid chemicals truck transportation in North America, for $546 million in cash, subject to certain customary purchase price adjustments. Through a network of over 100 company-owned and affiliate terminals and facilities in key locations throughout the United States, Canada and Mexico, Quality Carriers provides transportation services to many of the leading chemical producers and shippers in North America. The results of Quality Carriers' operations and its cash flows were consolidated prospectively.

The Company accounted for the transaction using the acquisition method in accordance with ASC Topic 805, Business Combinations. The allocation of the purchase price to assets acquired and liabilities assumed is based upon preliminary information and is subject to change as additional information becomes available and as certain tax returns are filed. Any adjustments to the purchase price allocation will be made as soon as practicable but no later than one year from the date of acquisition. The preliminary allocation of total consideration to the fair values of the acquired assets and liabilities of Quality Carriers is summarized in the table below.

(Dollars in millions)	July 1, 2021
Assets Acquired:
Cash and Cash Equivalents	$3
Accounts Receivable, net	113
Properties and Equipment, net	225
Goodwill	200
Intangible Assets	190
Other Assets	11
Total Assets Acquired	$742
Liabilities Assumed:
Accounts Payable and Accrued Liabilities	48
Finance Lease Obligations and Notes Payable	68
Casualty, Environmental and Other Reserves	60
Other Long-term Liabilities	20
Total Liabilities Assumed	196
Fair Value of Assets Acquired, Net of Liabilities Assumed:	$546

The goodwill of $200 million was calculated as the excess of the consideration paid over the fair value of net assets assumed as of July 1, 2021 and relates primarily to the ability of CSX to extend the reach of its network and gain access to new products, markets, and regions through a unique and competitive multimodal solution that leverages the reach of truck transportation with the cost advantage of rail-based services. Goodwill recognized in the acquisition is deductible for tax purposes.

CSX Q3 2021 Form 10-Q p.28

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 12.    Business Combinations, continued

Cash paid to acquire the business, net of acquired cash and cash equivalents of $3 million, is included in investing activities on the Company's consolidated statement of cash flows. Properties of $225 million include tractors and trailers, equipment, land, buildings and other assets. Intangible assets of $190 million consist of $160 million of customer relationships and $30 million of trade names that will be amortized over a weighted-average period of 20 years and 15 years, respectively.

The Company incurred costs related to this acquisition of approximately $16 million, $12 million of which was incurred during the three months ended September 30, 2021. All acquisition-related costs were expensed as incurred and have been recorded in purchased services and other in the accompanying consolidated income statements.

This acquisition is not material with respect to the Company’s financial statements when reviewed under the quantitative and qualitative considerations of Regulation S-X Article 11 and ASC Topic 805. As the acquisition is not material, CSX has not provided pro forma information relating to the pre-acquisition period.

Proposed Acquisition of Pan Am Systems, Inc.
On November 30, 2020, CSX signed a definitive agreement to acquire Pan Am Systems, Inc. (“Pan Am”) which is the parent company of Pan Am Railways, Inc. who jointly owns Pan Am Southern, LLC with a subsidiary of Norfolk Southern Corporation. Pan Am owns and operates a highly integrated, nearly 1,200-mile rail network and has a joint interest in the more than 600-mile Pan Am Southern system. This acquisition, if approved, will expand CSX’s reach in the Northeastern United States. Assets and facilities to be acquired as part of the proposed transaction include road and track assets, work equipment, land, buildings and other assets. On February 25, 2021, the Company began the process of seeking approval from the Surface Transportation Board ("STB"), with a decision expected by April 1, 2022. This proposed acquisition is not expected to be material with respect to the Company's financial statements when reviewed under the quantitative and qualitative considerations of Regulation S-X Article 11 and ASC Topic 805.
CSX Q3 2021 Form 10-Q p.29

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER 2021 HIGHLIGHTS

•Revenue increased $644 million, or 24% year over year.
•Expenses increased $349 million, or 23% year over year.
•Operating income of $1.4 billion increased $295 million, or 26%, year over year.
•Operating ratio of 56.4% improved 50 basis points versus last year's quarter.
•Earnings per diluted share of $0.43 increased $0.11, or 34% year over year.

	Third Quarters				Nine Months
	2021	2020	Fav / (Unfav)	% Change	2021	2020	Fav / (Unfav)	% Change
Volume (in thousands)	1,563	1,522	41	3%	4,683	4,293	390	9%

(in millions)
Revenue	$3,292	$2,648	$644	24	$9,095	$7,758	$1,337	17
Expense	1,856	1,507	(349)	(23)	4,867	4,611	(256)	(6)
Operating Income	$1,436	$1,141	$295	26%	$4,228	$3,147	$1,081	34%

Operating Ratio	56.4%	56.9%	50	bps	53.5%	59.4%	590	bps

Earnings Per Diluted Share	$0.43	$0.32	$0.11	34%	$1.26	$0.87	$0.39	45%

Acquisition of Quality Carriers, Inc.
On July 1, 2021, CSX acquired Quality Carriers, Inc. ("Quality Carriers"). Accordingly, the consolidated third quarter and nine months 2021 results include the results of Quality Carriers' operations after the acquisition date. For further details, refer to Note 12, Business Combinations.

COVID-19 Update
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

CSX employees that provide efficient and reliable rail service are essential to keeping supply chains fluid in response to this challenge. Accordingly, business operations have been modified to ensure the safety of employees across the network while continuing to provide a high level of service to customers. The Company is strongly encouraging employees to get vaccinated. A cross-functional task force continues to monitor and coordinate the Company’s response to COVID-19.
CSX Q3 2021 Form 10-Q p.30

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Volume and Revenue (Unaudited)
Volume (Thousands of units); Revenue (Dollars in Millions); Revenue Per Unit (Dollars)
Third Quarters
	Volume			Revenue			Revenue Per Unit
	2021	2020	% Change	2021	2020	% Change	2021	2020	% Change
Chemicals	166	165	1%	$624	$566	10%	$3,759	$3,430	10%
Agricultural and Food Products	109	115	(5)	343	335	2	3,147	2,913	8
Minerals	90	86	5	162	144	13	1,800	1,674	8
Automotive	75	102	(26)	209	271	(23)	2,787	2,657	5
Forest Products(a)	75	70	7	231	209	11	3,080	2,986	3
Metals and Equipment	70	58	21	206	159	30	2,943	2,741	7
Fertilizers(a)	54	54	—	106	93	14	1,963	1,722	14
Total Merchandise	639	650	(2)	1,881	1,777	6	2,944	2,734	8
Intermodal	744	717	4	509	445	14	684	621	10
Coal	180	155	16	460	330	39	2,556	2,129	20
Trucking(b)	—	—	—	200	—	NM	—	—	—
Other	—	—	—	242	96	152	—	—	—
Total	1,563	1,522	3%	$3,292	$2,648	24%	$2,106	$1,740	21%

Nine Months
	Volume			Revenue			Revenue Per Unit
	2021	2020	% Change	2021	2020	% Change	2021	2020	% Change
Chemicals	496	495	—%	$1,810	$1,723	5%	$3,649	$3,481	5%
Agricultural and Food Products	342	338	1	1,062	1,011	5	3,105	2,991	4
Minerals	244	243	—	439	405	8	1,799	1,667	8
Automotive	239	241	(1)	661	645	2	2,766	2,676	3
Forest Products(a)	223	209	7	684	625	9	3,067	2,990	3
Metals and Equipment	209	173	21	596	500	19	2,852	2,890	(1)
Fertilizers(a)	173	168	3	350	303	16	2,023	1,804	12
Total Merchandise	1,926	1,867	3	5,602	5,212	7	2,909	2,792	4
Intermodal	2,222	1,963	13	1,488	1,226	21	670	625	7
Coal	535	463	16	1,267	1,022	24	2,368	2,207	7
Trucking(b)	—	—	—	200	—	NM	—	—	—
Other	—	—	—	538	298	81	—	—	—
Total	4,683	4,293	9%	$9,095	$7,758	17%	$1,942	$1,807	7%
NM - not meaningful
(a) Effective first quarter 2021, changes were made in the categorization of certain lines of business, impacting Forest Products and Fertilizers. The impacts were not material and prior periods have been reclassified to conform to the current presentation.
(b) Effective third quarter 2021, Trucking revenue is comprised of revenue from the operations of Quality Carriers, which was acquired by CSX effective July 1, 2021.
CSX Q3 2021 Form 10-Q p.31

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Third Quarter 2021

Revenue
Total revenue increased 24% in third quarter 2021 when compared to third quarter 2020 due to the inclusion of Quality Carriers' results, increases in other revenue, higher fuel recovery, pricing gains and volume growth.

Merchandise Volume
Chemicals - Increased due to higher shipments of plastics, sand, waste, and other core chemicals, partially offset by lower shipments of crude oil.

Agricultural and Food Products - Decreased as a result of lower shipments of export grain and ethanol.

Minerals - Increased as a result of higher shipments of aggregates, cement, lime and limestone.

Automotive - Decreased due to lower North American vehicle production, which continues to be impacted by shortages of semi-conductors and other parts.

Forest Products - Increased primarily due to higher shipments of pulpboard, woodpulp and building products.

Metals and Equipment - Increased as growth across the metals markets was partially offset by reduced equipment shipments.

Fertilizers - Increased long-haul fertilizer shipments were offset by declines in short-haul phosphate shipments.

Intermodal Volume
Increased due to higher international shipments as a result of strong demand, inventory replenishments and growth in rail volumes from east coast ports.

Coal Volume
Domestic coal increased due to higher shipments of utility coal as well as higher steel and industrial shipments. The increase in export coal was driven by higher international shipments of both thermal and metallurgical coal.

Trucking Revenue
Trucking revenue increased $200 million versus prior year due to the inclusion of Quality Carriers' results.

Other Revenue
Other revenue increased $146 million versus prior year due to increases in revenue for intermodal storage and equipment usage as well as higher demurrage and affiliate revenue.
CSX Q3 2021 Form 10-Q p.32

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Expenses
Expenses of $1.9 billion increased $349 million, or 23%, in third quarter 2021 when compared to third quarter 2020.

Labor and Fringe expense increased $57 million due to the following:
•The acquisition of Quality Carriers resulted in increased costs of $30 million.
•Inflation and higher volume resulted in $23 million of increased expenses.
•Other expenses increased $4 million primarily driven by $16 million in costs for hiring and retention programs, partially offset by other non-significant items.

Purchased Services and Other expense increased $195 million due to the following:
•The inclusion of Quality Carriers' operations drove $126 million of additional costs.
•Higher operating support costs, primarily due to an increased locomotive fleet, as well as higher intermodal terminal costs drove an increase of $31 million.
•Other costs increased $38 million due to $14 million of acquisition-related costs, inflation and other non-significant items.

Depreciation expense increased $19 million primarily due to a larger asset base, which includes Quality Carriers' assets.

Fuel expense increased $128 million primarily resulting from a 77% increase in locomotive fuel prices and the inclusion of non-locomotive fuel used for trucking.

Equipment and Other Rents expense was $6 million higher primarily due to the addition of Quality Carriers' costs as increased car hire was offset by other items.

Gains on Property Dispositions increased to $60 million in 2021 from $4 million in 2020.

Interest Expense
Interest expense decreased $10 million primarily due to lower average interest rates.

Other Income - Net
Other income - net increased $6 million primarily due to an increase in net pension benefit credits.

Income Tax Expense
Income tax expense increased $79 million primarily due to higher earnings before income taxes.

CSX Q3 2021 Form 10-Q p.33

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Nine Months Results of Operations

Revenue increased $1.3 billion primarily due to volume growth, increases in other revenue driven by intermodal storage and equipment usage, trucking revenue from the acquisition of Quality Carriers, pricing gains across all markets, and higher fuel recovery.

Total expense increased $256 million primarily driven by rising fuel prices, the inclusion of Quality Carriers' operations, higher volume-related costs and increased incentive compensation, partially offset by higher gains on property dispositions.

Interest expense decreased $23 million primarily as a result of lower average interest rates.

Other income - net increased $9 million primarily due to an increase in net pension benefit credits, partially offset by lower interest income.

Income tax expense increased $271 million primarily due to higher earnings before income taxes.

CSX Q3 2021 Form 10-Q p.34

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

Free Cash Flow
    Management believes that free cash flow is supplemental information useful to investors as it is important in evaluating the Company’s financial performance. More specifically, free cash flow measures cash generated by the business after reinvestment. This measure represents cash available for both equity and bond investors to be used for dividends, share repurchases or principal reduction on outstanding debt. Free cash flow is calculated by using net cash from operations and adjusting for property additions and certain other investing activities, which includes proceeds from property dispositions. Free cash flow should be considered in addition to, rather than a substitute for, cash provided by operating activities. The increase in free cash flow before dividends from the prior year of $958 million is primarily due to higher cash from operating activities and increased proceeds from property dispositions. For the nine months 2021, other investing activities include $200 million of proceeds related to the conveyance of a permanent land easement to the Commonwealth of Virginia.

    The following table reconciles cash provided by operating activities (GAAP measure) to free cash flow, before dividends (non-GAAP measure).

	Nine Months
(Dollars in millions)	2021	2020
Net cash provided by operating activities	$3,819	$3,128
Property Additions	(1,220)	(1,209)
Other Investing Activities	297	19
Free Cash Flow (before payment of dividends)	$2,896	$1,938

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

In third quarter 2021, velocity decreased by 10% and dwell increased by 8% versus prior year. Both metrics were consistent with second quarter 2021 levels. Intermodal trip plan performance remained strong at 88% and carload trip plan performance of 68% was consistent with second quarter 2021 levels. CSX expects both network fluidity and trip plan performance to improve commensurate with ongoing hiring efforts and actions being taken to offset the current supply chain challenges.

CSX Q3 2021 Form 10-Q p.35

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The FRA train accident rate of 3.09 in third quarter 2021 improved 7% year over year. The personal injury frequency index of 0.85 degraded 12% versus the prior year. Safety remains a top priority at CSX, and the Company is committed to reducing risk and enhancing the overall safety of its employees, customers and communities in which the Company operates.

	Third Quarters			Nine Months
	2021	2020	Improvement/ (Deterioration)	2021	2020	Improvement/ (Deterioration)
Operations Performance
Train Velocity (Miles per hour)(a)	17.7	19.6	(10)%	18.1	20.7	(13)%
Dwell (Hours)(a)	10.5	9.7	(8)%	10.6	9.0	(18)%
Cars Online(a)	130,841	115,823	(13)%	130,273	108,437	(20)%
On-Time Originations	71%	85%	(16)%	76%	88%	(14)%
On-Time Arrivals	62%	71%	(13)%	66%	80%	(18)%
Carload Trip Plan Performance	68%	73%	(7)%	68%	78%	(13)%
Intermodal Trip Plan Performance	88%	87%	1%	87%	92%	(5)%
Fuel Efficiency	0.92	0.93	1%	0.96	0.97	1%

Revenue Ton-Miles (Billions)
Merchandise	30.8	31.0	(1)%	94.2	91.9	3%
Coal	8.9	7.1	25%	26.9	21.7	24%
Intermodal	7.8	7.4	5%	23.6	20.3	16%
Total Revenue Ton-Miles	47.5	45.5	4%	144.7	133.9	8%

Total Gross Ton-Miles (Billions)	92.9	90.3	3%	282.3	262.6	8%

Safety
FRA Personal Injury Frequency Index	0.85	0.76	(12)%	0.94	0.84	(12)%
FRA Train Accident Rate	3.09	3.31	7%	2.81	2.83	1%
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
CSX Q3 2021 Form 10-Q p.36

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

Material Changes in Significant Cash Flows
Significant Cash Flows
    The following chart highlights the operating, investing and financing components of the net decrease of $950 million and net increase of $1.9 billion in cash and cash equivalents for nine months ended 2021 and 2020, respectively.

•Cash provided by operating activities increased $691 million primarily driven by higher cash-generating income and higher net favorable working capital.
•Cash used in investing activities increased $1.3 billion primarily as a result of decreased net sales of short-term investments and net cash paid to acquire Quality Carriers, partially offset by higher proceeds from property dispositions.
•Cash used in financing activities increased $2.3 billion driven by higher share repurchases, lower proceeds from debt issuances and increased long-term debt repayments.

Sources of Cash and Liquidity and Uses of Cash
As of the end of third quarter 2021, CSX had nearly $2.2 billion of cash, cash equivalents and short-term investments. CSX uses current cash balances for general corporate purposes, which may include capital expenditures, working capital requirements, reduction or refinancing of outstanding indebtedness, redemptions and repurchases of CSX common stock, dividends to shareholders, acquisitions and other business opportunities, and contributions to the Company's qualified pension plan. See Note 7, Debt and Credit Agreements.

The Company has multiple sources of liquidity, including cash generated from operations and financing sources. The Company filed a shelf registration statement with the SEC on February 12, 2019, which is unlimited as to amount and may be used to issue debt or equity securities at CSX’s discretion, subject to market conditions and CSX Board authorization. While CSX seeks to give itself flexibility with respect to cash requirements, there can be no assurance that market conditions would permit CSX to sell such securities on acceptable terms at any given time, or at all. During the nine months ended 2021, CSX did not issue any new long-term debt.

CSX Q3 2021 Form 10-Q p.37

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CSX has a $1.2 billion unsecured, revolving credit facility backed by a diverse syndicate of banks that expires in March 2024. At September 30, 2021, the Company had no outstanding balances under this facility. The Company also has a commercial paper program, backed by the revolving credit facility, under which the Company may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $1.0 billion outstanding at any one time. At September 30, 2021, the Company had no outstanding debt under the commercial paper program.

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
    Total assets increased $336 million from year end primarily due to a $414 million increase in accounts receivable, the recognition of $390 million of goodwill and intangible assets related to the acquisition of Quality Carriers and net property increases of $370 million, partially offset by the $950 million decrease in cash described above. The increase in accounts receivable was driven by the Virginia easement conveyance and increased trade accounts receivable commensurate with higher revenue, including trucking. Of the increase in net property, $225 million was the result of consolidating Quality Carriers' properties. See Note 12, Business Combinations, for more details on purchase accounting.

Total liabilities increased $274 million from year end primarily due to an increase in income and other taxes payable of $165 million driven by the timing of estimated income tax payments, an increase in accounts payable of $163 million and a $130 million increase in deferred tax liabilities primarily driven by accelerated tax depreciation. These increases were offset by debt repayments of $390 million. Total shareholders' equity increased $62 million from year end primarily driven by total comprehensive earnings of $2.9 billion, mostly offset by share repurchases of $2.3 billion and dividends paid of $633 million.

Working capital is considered a measure of a company's ability to meet its short-term needs. CSX had a working capital surplus of $1.6 billion as of September 30, 2021 and $2.4 billion as of December 31, 2020, a decrease of $793 million since year end. The decrease in current assets was primarily due to the $950 million decrease in cash, partially offset by a $414 million increase in accounts receivable described above. The increase in current liabilities was primarily the result of a $165 million increase in income and other taxes payable and a $163 million increase in accounts payable, partially offset by $190 million decrease in current maturities of long term debt. The Company's working capital balance varies due to factors such as the timing of scheduled debt payments and changes in cash and cash equivalent balances as discussed above. The Company continues to maintain adequate liquidity to satisfy current liabilities and maturing obligations when they come due. CSX has sufficient financial capacity, including its revolving credit facility, commercial paper program and shelf registration statement to manage its day-to-day cash requirements and any anticipated obligations. The Company from time to time accesses the credit markets for additional liquidity.

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

CSX Q3 2021 Form 10-Q p.38

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Completed and Pending Transactions
Acquisition of Quality Carriers, Inc.
On July 1, 2021, CSX acquired Quality Carriers, Inc. from Quality Distribution, Inc. for a purchase price of $546 million in cash, subject to certain customary purchase price adjustments. This transaction was funded by cash on hand. For further details, please refer to Note 12, Business Combinations.

Proposed Acquisition of Pan Am Systems, Inc.
On November 30, 2020, CSX signed a definitive agreement to acquire Pan Am Systems, Inc. (“Pan Am”) which is the parent company of Pan Am Railways, Inc. who jointly owns Pan Am Southern, LLC with a subsidiary of Norfolk Southern Corporation. Pan Am owns and operates a highly integrated, nearly 1,200-mile rail network and has a joint interest in the more than 600-mile Pan Am Southern system. This acquisition, if approved, will expand CSX’s reach in the Northeastern United States. Assets and facilities to be acquired as part of the proposed transaction include road and track assets, work equipment, land, buildings and other assets. On February 25, 2021, the Company began the process of seeking approval from the STB with a decision expected by April 1, 2022. This proposed acquisition is not expected to be material with respect to the Company's financial statements when reviewed under the quantitative and qualitative considerations of Regulation S-X Article 11 and ASC 805, Business Combinations.

Sale of Property Rights to the Commonwealth of Virginia
On March 26, 2021, the Company entered into a comprehensive agreement to sell certain property rights in three CSX-owned line segments to the Commonwealth of Virginia (“Commonwealth”) over three phases for a total of $525 million.

In April 2021, in the first phase of the transaction, the Company closed on the conveyance of a permanent land easement for passenger rail operations, resulting in a $349 million gain recognized in gains on property dispositions on the consolidated income statement. Upon closing of the first phase, cash proceeds of $200 million were received and a receivable was recorded in the amount of $168 million. The Company expects to collect proceeds of $200 million in fourth quarter 2021, partly attributable to the first phase with the remainder towards the next phase. Additional future proceeds and related gains attributable to this conveyance are subject to state funding.

The Company anticipates closing on the remaining conveyances by the end of 2022, which will result in future cash proceeds and gains. The timing of future gain recognition is dependent upon the timing of future conveyances as well as collectability. As of September 30, 2021, the carrying values of the remaining assets subject to this transaction were not material.

CSX Q3 2021 Form 10-Q p.39

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Guaranteed Notes Issued By CSXT
In 2007, CSXT, a wholly-owned subsidiary of CSX Corporation, issued in a registered public offering $381 million of secured equipment notes maturing in 2023. CSX Corporation has fully and unconditionally guaranteed the notes. At CSXT’s option, CSXT may redeem any or all of the notes, in whole or in part, at any time, at the redemption price including premium. In the case of loss or destruction of any item of equipment securing the notes, if CSXT does not substitute another item of equipment for the item suffering such loss or destruction, CSXT will be required to redeem the notes in part at par. The guarantee of the notes will rank equally in right of payment with all existing and future senior obligations of CSX Corporation and will be effectively subordinated to all future secured indebtedness of CSX Corporation to the extent of the assets securing such indebtedness. The guarantee is subject to release in limited circumstances only upon the occurrence of certain customary conditions. As of September 30, 2021, the principal balance of these secured equipment notes was $149 million.

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

LABOR AGREEMENTS
    Approximately 15,500 of the Company's approximately 20,500 employees are members of a labor union. For the 13 rail unions that participate in national bargaining, a round of negotiations for benefits, wages and work rules is underway. Typically, these negotiations take several years. Current agreements remain in place until modified by new agreements.
CSX Q3 2021 Form 10-Q p.40

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

CSX Q3 2021 Form 10-Q p.41

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

CSX Q3 2021 Form 10-Q p.42

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
•the Company's success in implementing its strategic, financial and operational initiatives, including acquisitions;
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
CSX Q3 2021 Form 10-Q p.43

CSX CORPORATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk from the information provided under Part II, Item 7A (Quantitative and Qualitative Disclosures about Market Risk) of CSX's most recent annual report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
As of September 30, 2021, under the supervision and with the participation of CSX's Chief Executive Officer (“CEO”) and Acting Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that, as of September 30, 2021, the Company's disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in CSX's periodic SEC reports. There were no changes in the Company's internal controls over financial reporting during the third quarter of 2021 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

CSX Q3 2021 Form 10-Q p.44

CSX CORPORATION
PART II - OTHER INFORMATION

Item 1. Legal Proceedings
    Item 103 of SEC Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that the Company reasonably believes will exceed a specified threshold. Pursuant to SEC amendments to this Item, the Company will be using a threshold of $1 million for such proceedings. For further details, please refer to Note 5, Commitments and Contingencies of this quarterly report on Form 10-Q. Also refer to Part I, Item 3, Legal Proceedings in CSX's most recent annual report on Form 10-K.

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

Item 2. CSX Purchases of Equity Securities
    The Company continues to repurchase shares under the $5 billion share repurchase program announced in October 2020. Total repurchase authority remaining as of September 30, 2021, was $3.6 billion. For more information about share repurchases, see Note 2, Earnings Per Share. Share repurchase activity for the third quarter 2021 was as follows:

	CSX Purchases of Equity Securities for the Quarter
Third Quarter	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning Balance				$4,637,085,325
July 1 - July 31, 2021	12,631,812	$31.70	12,631,812	4,236,614,639
August 1 - August 31, 2021	4,250,947	32.90	4,250,947	4,096,758,338
September 1 - September 30, 2021	16,976,353	30.86	16,976,353	3,572,838,310
Ending Balance	33,859,112	$31.43	33,859,112	$3,572,838,310

Item 3. Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
    Not Applicable

Item 5. Other Information
    None
CSX Q3 2021 Form 10-Q p.45

CSX CORPORATION
PART II
Item 6. Exhibits

Exhibit designation	Nature of exhibit	Previously filed as exhibit to

Officer certifications:
31*	Rule 13a-14(a) Certifications
32*	Section 1350 Certifications

Interactive data files:
101*	The following financial information from CSX Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 filed with the SEC on October 20, 2021, formatted in inline XBRL includes: (i) consolidated income statements for the quarters and nine months ended September 30, 2021 and September 30, 2020, (ii) condensed consolidated comprehensive income statements for the quarters and nine months ended September 30, 2021 and September 30, 2020, (iii) consolidated balance sheets at September 30, 2021 and December 31, 2020, (iv) consolidated cash flow statements for the nine months ended September 30, 2021 and September 30, 2020, (v) consolidated statement of changes in shareholders' equity for the quarters and nine months ended September 30, 2021 and September 30, 2020, and (vi) the notes to consolidated financial statements.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)

* Filed herewith
CSX Q3 2021 Form 10-Q p.46

CSX CORPORATION
PART II

SIGNATURE
    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSX CORPORATION
(Registrant)

By: /s/ ANGELA C. WILLIAMS
Angela C. Williams
Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Dated: October 20, 2021

CSX Q3 2021 Form 10-Q p.47