Form 10-K
period 2021-12-31
CSX CORP
filed 2022-02-16
CIK 277948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(☒) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021
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
Yes (☐) No (X)

On June 30, 2021 (which is the last day of the second quarter and the required date to use), the aggregate market value of the Registrant’s voting stock held by non-affiliates was approximately $72 billion (based on the close price as reported on the NASDAQ National Market System on such date).

There were 2,193,389,444 shares of Common Stock outstanding on January 31, 2022 (the latest practicable date that is closest to the filing date).

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement (the “Proxy Statement”) to be filed no later than 120 days after the end of the fiscal year with respect to its 2020 annual meeting of shareholders.
CSX 2021 Form 10-K p.1

CSX 2021 Form 10-K p.2

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

Other Entities
In addition to CSXT, the Company’s subsidiaries include Quality Carriers, Inc. ("Quality Carriers"), CSX Intermodal Terminals, Inc. (“CSX Intermodal Terminals”), Total Distribution Services, Inc. (“TDSI”), Transflo Terminal Services, Inc. (“Transflo”), CSX Technology, Inc. (“CSX Technology”) and other subsidiaries. Effective July 1, 2021, CSX acquired Quality Carriers, the largest provider of bulk liquid chemicals truck transportation in North America, from Quality Distribution, Inc. For further details, refer to Note 17, Business Combinations. CSX Intermodal Terminals owns and operates a system of intermodal terminals, predominantly in the eastern United States, and also provides drayage services (the pickup and delivery of intermodal shipments) for certain customers. TDSI serves the automotive industry with distribution centers and storage locations. Transflo connects non-rail served customers to the many benefits of rail by transferring products from rail to trucks. The biggest Transflo markets are chemicals and agriculture, which includes shipments of plastics and ethanol. CSX Technology and other subsidiaries provide support services for the Company.

Operating Model
The Company is focused on developing and strictly maintaining a scheduled service plan with an emphasis on optimizing assets. When this operating model is executed effectively, customer service is improved, enabling the Company to better compete for an increased share of the U.S. freight market. Further, this model leads to reduced costs and strong free cash flow generation.
CSX 2021 Form 10-K p.3

CSX CORPORATION
PART I

Lines of Business
During 2021, the Company's services generated $12.5 billion of revenue and served four primary lines of business: merchandise, intermodal, coal and trucking.
•The merchandise business shipped 2.6 million carloads (41% of volume) and generated 60% of revenue in 2021. The Company’s merchandise business is comprised of shipments in the following diverse markets: chemicals, agricultural and food products, minerals, automotive, forest products, metals and equipment, and fertilizers.
•The intermodal business shipped 3.0 million units (48% of volume) and generated 16% of revenue in 2021. The intermodal business combines the superior economics of rail transportation with the flexibility of trucks and offers a cost and environmental advantage over long-haul trucking. Through a network of approximately 30 terminals, the intermodal business serves all major markets east of the Mississippi River and transports mainly manufactured consumer goods in containers, providing customers with truck-like service for longer shipments.
•The coal business shipped 706 thousand carloads (11% of volume) and generated 14% of revenue in 2021. The Company transports domestic coal, coke and iron ore to electricity-generating power plants, steel manufacturers and industrial plants as well as export coal to deep-water port facilities. Approximately one-quarter of export coal and the majority of the domestic coal that the Company transports is used for generating electricity or industrial purposes.
•The trucking business generated 3% of revenue in 2021. Trucking revenue includes revenue from the operations of Quality Carriers, which was acquired by CSX effective July 1, 2021.

Other revenue accounted for 7% of the Company’s total revenue in 2021. This category includes revenue from regional subsidiary railroads and incidental charges, including intermodal storage and equipment usage, demurrage and switching. Revenue from regional subsidiary railroads includes shipments by railroads that the Company does not directly operate. Intermodal storage represents charges for customer storage of containers at an intermodal terminal, ramp facility or offsite location beyond a specified period of time. Demurrage represents charges assessed when freight cars are held by a customer beyond a specified period of time. Switching represents charges assessed when a railroad switches cars for a customer or another railroad.

CSX's Committed Workforce
Most of the Company’s employees provide or support transportation services. The Company had more than 20,900 employees as of December 2021, which includes approximately 16,500 employees that are members of a labor union. For the 13 rail unions that participate in national bargaining, a round of negotiations for benefits, wages and work rules is underway. Typically, these negotiations take several years. Current agreements remain in place until modified by new agreements.

CSX prioritizes workplace safety for employees and is committed to continued improvement through enhanced processes, training, technology, communication, and continuous collaboration with customers and peers across the railroad industry. Training programs and processes are focused on injury and accident prevention as well as emergency preparedness. The attainment of key safety targets is a component of management's annual incentive program. The FRA Personal Injury Frequency Index, a measure of the number of FRA-reportable injuries per 200,000 man-hours, was 0.92 in 2021 and 0.82 in 2020, representing a 12% increase year over year.

CSX 2021 Form 10-K p.4

CSX CORPORATION
PART I

In response to the novel coronavirus ("COVID-19") pandemic, additional policies and procedures were developed to protect the health and safety of employees. A cross-functional task force continues to monitor the situation to ensure that appropriate safety measures are being taken.

The Compensation and Talent Management Committee of the Board of Directors is charged with oversight of CSX's workforce. The Company is committed to developing a culture that promotes workforce diversity and inclusion and encourages ethical behavior. As of December 31, 2021, approximately 20% of CSX's overall workforce and 37% of management was diverse, calculated as the percentage of males of color and all females. In 2021, CSX was recognized as a “Best Place to Work for Disability Inclusion” by Disability:IN and the American Association of People with Disabilities for a third consecutive year after receiving a top score on their disability equality index. The CSX Code of Ethics serves as a guiding standard for ethical behavior and covers many types of matters, including discrimination and harassment as well as safety. Annually, all management employees are required, and union employees are highly encouraged, to complete ethics training.

Company History
A leader in freight rail transportation for more than 190 years, the Company’s heritage dates back to the early nineteenth century when The Baltimore and Ohio Railroad Company (“B&O”), the nation’s first common carrier, was chartered in 1827. Since that time, the Company has built on this foundation to create a railroad that could safely and reliably service the ever-increasing demands of a growing nation. Since its founding, numerous railroads have combined with the former B&O through merger and consolidation to create what has become CSX. Each of the railroads that combined into the CSX family brought new geographical reach to valuable markets, gateways, cities, ports and transportation corridors.

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

CSX 2021 Form 10-K p.5

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

Financial Information
Information regarding the Company's results of operations and financial position can be found in Item 7. Management’s Discussion and Analysis of Financial Condition.

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

For additional information concerning business conducted by the Company during 2021, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
CSX 2021 Form 10-K p.6

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

CSX 2021 Form 10-K p.7

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
The Company could be materially and adversely affected by a public health crisis, including a widespread epidemic or pandemic. As COVID-19 and its variant strains have spread globally, including significant impacts in the United States, CSX continues to take a variety of measures to ensure the availability of its transportation services, promote the safety and security of its employees and support the communities in which it operates. However, public and private sector policies and initiatives to reduce the transmission of COVID-19, such as closures of businesses and manufacturing facilities, the promotion of social distancing, the adoption of working from home by companies and institutions, and travel restrictions could continue to adversely affect demand for the commodities and products that the Company transports, including import and export volume.

In addition, COVID-19 and the related initiatives to reduce transmission have resulted in greater supply chain disruption, which could continue to impact volumes and make it more difficult for the Company to serve its customers. The extent to which COVID-19 continues to impact operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, its effects on demand for the Company’s transportation services and the supply chain, as well as the effect of governmental regulations imposed in response to the pandemic. The duration of the pandemic is dependent on several factors, including the impacts of virus variants and case resurgences across the country. Moreover, operations are negatively affected when a significant number of employees are quarantined as the result of exposure to a contagious illness. To the extent COVID-19 adversely affects the Company's business and financial results, it may also have the effect of heightening many of the other risks described herein.

The Company relies on the security, stability and availability of its technology systems to operate its business.
The Company relies on information technology in all aspects of its business. The security, stability and availability of the Company’s and its key third-party vendors’ technology systems are critical to its ability to operate safely and effectively and to compete within the transportation industry. A successful data breach, cyber-attack, or the occurrence of any similar incident that impacts the Company’s or its key third-party vendors’ information technology systems could result in a service interruption, train accident, misappropriation of confidential or proprietary information (including personal information), process failure, or other operational difficulties. A disruption or compromise of the Company’s information technology systems, even for short periods of time, and any resulting theft or compromise of Company confidential or proprietary information (including personal information), could adversely affect the Company’s business or reputation, create significant legal, regulatory or financial exposure and have a material adverse impact on CSX’s business, financial condition or operations.

CSX 2021 Form 10-K p.8

CSX CORPORATION
PART I

The Company, its third-party vendors and other companies in the rail and transportation industries have been subject to, and are likely to continue to be the target of, data breaches, cyber-attacks and other similar incidents. These incidents may include, among other things, malware, ransomware, distributed denial of service attacks, social engineering, phishing, theft, malfeasance or improper access by employees or third-party vendors, human error, fraud, or other modes of attack or disruption. Attacks of these nature are increasing in frequency, levels of persistence, intensity and sophistication. Further, the Company may be at increased risk of a cyber-attack as a result of being a component of the critical U.S. infrastructure. As cybersecurity threats continue to evolve, the Company may be required to expend significant additional resources to continue to modify or enhance its protective measures or to investigate and remediate any information security vulnerabilities, data breaches, cyber-attacks or other similar incidents. The ongoing COVID-19 pandemic also increases the risk that the Company or its third-party vendors may experience cybersecurity incidents as a result of employees, third-party vendors and other third parties with which they interact working remotely on less secure systems and environments.

Despite the Company’s efforts to protect its information technology systems, it may not be able to prevent or anticipate all data breaches, cyber-attacks or other similar incidents, detect or react to such incidents in a timely manner or adequately remediate any such incident. While CSX’s security protocols have detected attempts to gain unauthorized access to the Company’s information technology systems, none of such attempts have resulted in any material breach of or disruption to the Company’s systems. For example, CSX has experienced distributed denial of service attacks that have resulted in brief system disruptions, but none have resulted in access to CSX systems. Additionally, despite routine security assessment of the Company’s key third-party vendors, some vendors have experienced cyber-attacks in the past, but none of such attacks have had a material adverse impact on CSX’s business or operations. Due to applicable laws and regulations or contractual obligations, CSX may be held responsible for data breaches, cyber-attacks or other similar incidents attributed to its third-party vendors as they relate to the information CSX shares with them.

Network or supply chain constraints could have a negative impact on service, operating efficiency or volume of shipments.
CSXT could experience rail network difficulties related to: (i) unpredictable increases in demand; (ii) locomotive or crew shortages; (iii) labor shortages or other service disruptions in the supply chain affecting trucking, ports, handling facilities, customer facilities or other railroads; (iv) reductions in availability of pooled equipment, including chassis; (v) extreme weather conditions; (vi) impacts from changes in yard capacity, or network structure or composition, including train routes; (vii) increased passenger activities; or (viii) regulatory changes resulting in forced access or impacting where and how fast CSXT can transport freight or maintain routes, which could impact CSXT's operational fluidity, leading to deterioration of service, asset utilization and overall efficiency.

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

CSX 2021 Form 10-K p.9

CSX CORPORATION
PART I

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

CSX 2021 Form 10-K p.10

CSX CORPORATION
PART I

Changing dynamics in the U.S. and global energy markets could negatively impact profitability.
Over time, changing dynamics in the U.S. and global energy markets have resulted in lower energy production from coal-fired power plants in CSX's service territory. Changes in natural gas prices, or other factors impacting demand for electricity, could impact future power generation at coal-fired plants, which would affect the Company's domestic coal volumes and revenues.

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

Availability of Critical Supplies and Labor

The unavailability of critical resources could adversely affect the Company’s operational efficiency and ability to meet demand.
Marketplace conditions for resources like locomotives as well as the availability of qualified personnel, particularly engineers and conductors, could each have a negative impact on the Company’s ability to meet demand for rail service. Although the Company strives to maintain adequate resources and personnel for the current business environment, unpredictable increases in demand for rail services or extreme weather conditions may exacerbate such risks, which could have a negative impact on the Company’s operational efficiency and otherwise have a material adverse effect on the Company’s financial condition, results of operations, or liquidity in a particular period.

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

CSX 2021 Form 10-K p.11

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

Item 1B.  Unresolved Staff Comments

None

CSX 2021 Form 10-K p.12

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

CSXT’s track structure includes mainline track, connecting terminals and yards, track within terminals and switching yards, sidings used for passing trains, track connecting CSXT's track to customer locations and turnouts that divert trains from one track to another. Total track miles, which reflect the size of CSXT’s network that connects markets, customers and western railroads, are greater than CSXT’s approximately 19,500 route miles. At December 2021, the breakdown of track miles was as follows:

Track
Miles
Single mainline track	19,433
Other mainline track	5,707
Terminals and switching yards	9,278
Passing sidings and turnouts	887
Total	35,305

In addition to its physical track structure, the Company operates numerous yards and terminals for rail and intermodal service. These serve as points of connectivity between the Company and its local customers and as sorting facilities where railcars and intermodal containers are received, classed for destination and placed onto outbound trains, or arrive and are delivered to the customer. The Company’s largest yards and terminals based on 2021 volume (number of railcars or intermodal containers processed) are listed below.

Yards and Terminals	Annual Volume
Waycross, GA	930,621
Bedford Park Intermodal Terminal (Chicago)	916,805
Avon, IN (Indianapolis)	671,856
Nashville, TN	660,424
Cincinnati, OH	644,679
Selkirk, NY	620,526
Walbridge, OH (Toledo)	407,205
Fairburn, GA Intermodal Terminal (Atlanta)	392,688
Louisville, KY	336,211
Chicago 59th St. Intermodal Terminal	313,870
CSX 2021 Form 10-K p.13

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

Coal Network – The CSXT coal network connects the coal mining operations in the Appalachian mountain region and Illinois basin with industrial areas in the Southeast, Northeast and Mid-Atlantic, as well as many river, lake, and deep water port facilities. The domestic coal market has declined significantly over the last decade and export coal remains subject to a high degree of volatility. CSXT’s coal network remains well positioned to supply utility markets in both the Northeast and Southeast and to transport coal shipments for export outside of the U.S. Approximately one-quarter of export coal and the majority of the domestic coal that the Company transports is used for generating electricity or industrial purposes.

    See the following page for a map of the CSX Rail Network. Also included on the map, "CSX Operating Agreement" indicates areas within which CSX can operate through trackage rights beyond the CSX network.
CSX 2021 Form 10-K p.14

CSX CORPORATION
PART I

CSX Rail Network

Syracuse
Selkirk
Buffalo
Detroit
Chicago
Toledo
Cleveland
Willard
Cumberland
Columbus
Baltimore
Avon
Cincinnati
Russell
Louisville
Richmond
Rocky Mount
Nashville
Hamlet
Florence
Birmingham
Atlanta
Charleston
Montgomery
Savannah
Waycross
Jacksonville
New Orleans
Tampa
Major Terminal
CSX Rail Service
CSX Operating Agreement

CSX 2021 Form 10-K p.15

CSX CORPORATION
PART I

Locomotives
As of December 2021, CSXT owns or long-term leases more than 3,500 locomotives. From time to time, the Company also short-term leases locomotives based on business needs. Freight locomotives are used primarily to pull trains while switching locomotives are used in yards. Auxiliary units are typically used to provide extra traction for heavy trains in hilly terrain. Of owned locomotives, approximately 68% were in active service as of December 31, 2021, and the remainder were in storage to be utilized as needed. Storing locomotives and equipment allows the Company to quickly adjust its active fleet based on demand and other factors while avoiding delays due to supply limitations or excessive lead times to acquire additional equipment. As of December 2021, CSXT’s fleet of owned or long-term leased locomotives consisted of the following types:

	Locomotives	%	Average Age (years)
Freight	3,126	89%	22
Switching	212	6%	43
Auxiliary units	178	5%	29
Total locomotives	3,516	100%	22

Equipment
The Company owns or long-term leases rail equipment, including several types of freight cars and intermodal containers. Of total owned and long-term leased equipment, approximately 87% was in active service as of December 31, 2021, and the remainder were in storage to be utilized as needed. As of December 2021, the Company’s owned and long-term leased equipment consisted of the following:

Equipment	Number of Units	%
Gondolas	18,394	38%
Multi-level flat cars	10,910	23%
Covered hoppers	7,187	15%
Open-top hoppers	6,610	14%
Box cars	3,926	8%
Flat cars	622	1%
Other cars	384	1%
Subtotal freight cars	48,033	100%
Containers	17,147
Total equipment	65,180

At any time, approximately two-thirds of the railcars on the CSXT system are not owned or leased by the Company. Examples of these include railcars owned by other railroads (which are utilized by CSXT), shipper-furnished or private cars (which are generally used only in that shipper’s service), multi-level railcars used to transport automobiles (which are shared between railroads) and double-stack railcars, or well cars (which are industry pooled), that allow for two intermodal containers to be loaded one above the other.

CSX 2021 Form 10-K p.16

CSX CORPORATION
PART I

    The Company’s revenue-generating equipment, either owned or long-term leased, primarily consists of freight cars and containers as described below.

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

CSX 2021 Form 10-K p.17

CSX CORPORATION
PART I

Executive Officers of the Registrant

    Executive officers of the Company are elected by the CSX Board of Directors and generally hold office until the next annual election of officers. There are no family relationships or any arrangement or understanding between any officer and any other person pursuant to which such officer was elected. As of the date of this filing, the executive officers’ names, ages and business experience are:

Name and Age	Business Experience During Past Five Years
James M. Foote, 68 President and Chief Executive Officer	Foote has served as President and Chief Executive Office since December 2017. He joined CSX in October 2017 as Chief Operating Officer, with responsibility for both operations and sales and marketing.

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
Sean R. Pelkey, 42 Executive Vice President and Chief Financial Officer	Pelkey was named Executive Vice President and Chief Financial Officer in January 2022 after serving as Vice President and Acting Chief Financial Officer since June 2021. Prior to these roles, Pelkey held the role of Vice President Finance & Treasury since 2017. In his current role, he is responsible for all financial aspects of the Company's business including financial and economic analysis, accounting, tax, treasury, real estate and purchasing activities.

Prior to 2017, he has held the positions of AVP Capital Markets and Director Performance Analysis. During his 16 years with CSX, Mr. Pelkey has held a variety of other roles, including financial planning and technology finance.
Kevin S. Boone, 44 Executive Vice President and Chief Sales & Marketing Officer	Boone was named Executive Vice President and Chief Sales & Marketing Officer in June 2021 after serving as Chief Financial Officer since May 2019. In his current role, he is responsible for the commercial organization.

Mr. Boone has more than 20 years of experience in finance, accounting, mergers and acquisitions, and transportation performance analysis. He joined CSX in September 2017 as Vice President of Corporate Affairs and Chief Investor Relations Officer and was later named Vice President, Marketing and Strategy leading research and data analysis to advance growth strategies for CSX. Before joining CSX in 2017, Mr. Boone worked as a Senior Equity Research Analyst at Janus Capital. He also served as a Vice President at Morgan Stanley in equity research and an associate at Merrill Lynch in the mergers and acquisitions group.
Jamie J. Boychuk, 44 Executive Vice President of Operations	Boychuk has served as CSXT's Executive Vice President of Operations since October 2019. In this role, he is responsible for mechanical, engineering, transportation and network operations, including terminals.

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

CSX 2021 Form 10-K p.18

CSX CORPORATION
PART I

Name and Age	Business Experience During Past Five Years
Nathan D. Goldman, 64 Executive Vice President and Chief Legal Officer	Goldman has served as Executive Vice President and Chief Legal Officer, and Corporate Secretary of CSX since November 2017. In this role, he directs the Company’s legal affairs, government relations, corporate communications, risk management, public safety, environmental, and audit functions.

During his 18 years with the Company, Mr. Goldman has previously served as Vice President of Risk Compliance and General Counsel and has overseen work in compliance, risk management and safety programs.
Diana B. Sorfleet, 57 Executive Vice President and Chief Administrative Officer	Sorfleet was named Executive Vice President and Chief Administrative Officer in July 2018. In this role, her responsibilities include human resources, information technology, labor relations, people systems and analytics, total rewards and aviation.

During her 10 years with the Company, Ms. Sorfleet has previously served as Chief Human Resources Officer. Prior to joining CSX, she worked in human resources for 20 years.
Angela C. Williams, 47 Vice President and Chief Accounting Officer	Williams has served as Vice President and Chief Accounting Officer of CSX since March 2018. She is responsible for financial and regulatory reporting, freight billing and collections, payroll, accounts payable and various other accounting processes.

During her 18 years with the Company, she previously served as Assistant Vice President - Assistant Controller and in other various accounting roles. With more than 24 years of experience, Williams held various accounting and auditing positions prior to joining CSX. Ms. Williams is a Certified Public Accountant.
CSX 2021 Form 10-K p.19

CSX CORPORATION
PART II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
CSX’s common stock is listed on the Nasdaq Global Select Market, which is its principal trading market, and is traded over-the-counter and on exchanges nationwide. The official trading symbol is “CSX.”

Description of Common and Preferred Stock
    A total of 5.4 billion shares of common stock are authorized, of which 2,201,787,404 shares were outstanding as of December 31, 2021. Each share is entitled to one vote in all matters requiring a vote of shareholders. There are no preemptive rights, which are privileges extended to select shareholders that would allow them to purchase additional shares before other members of the general public in the event of an offering. At January 31, 2022, the latest practicable date that is closest to the filing date, there were 23,137 common stock shareholders of record. The weighted average of common shares outstanding, which was used in the calculation of diluted earnings per share, was 2,255 million as of December 31, 2021. (See Note 2, Earnings Per Share.) A total of 25 million shares of preferred stock is authorized, none of which is currently outstanding.

    The following table sets forth, for the quarters indicated, the dividends declared on CSX common stock.

	Quarter
	1st	2nd	3rd	4th	Year
2021	$0.093	$0.093	$0.093	$0.093	$0.372
2020	$0.087	$0.087	$0.087	$0.087	$0.348

Stock Performance Graph
    The cumulative shareholder returns, assuming reinvestment of dividends, on $100 invested at December 31, 2016 are illustrated on the graph below. The Company references the Standard & Poor's 500 Stock Index (“S&P 500 ®”), and the Dow Jones U.S. Transportation Average Index, which provide comparisons to a broad-based market index and other companies in the transportation industry.
CSX 2021 Form 10-K p.20

CSX CORPORATION
PART II
CSX Purchases of Equity Securities

    The Company continues to repurchase shares under the $5 billion program announced in October 2020. Total repurchase authority remaining as of December 31, 2021 was $3.0 billion. For more information about share repurchases, see Note 2, Earnings Per Share. Share repurchase activity of $570 million for the fourth quarter 2021 was as follows:

CSX Purchases of Equity Securities for the Quarter
Fourth Quarter	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning Balance				$3,572,838,310
October 1 - October 31, 2021	5,194,579	$31.56	5,194,579	3,408,904,138
November 1 - November 30, 2021	4,300,579	35.60	4,300,579	3,255,785,536
December 1 - December 31, 2021	6,984,577	36.17	6,984,577	3,003,170,964
Ending Balance	16,479,735	$34.57	16,479,735	$3,003,170,964

Item 6.  Reserved

CSX 2021 Form 10-K p.21

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

Incidental charges - Charges for switching, demurrage, storage, etc.

Intermodal - A flexible way of transporting freight over highway, rail and water without being removed from the original transportation equipment, namely a container or trailer.

Mainline - The main track thoroughfare, exclusive of terminals, yards, sidings and turnouts.

CSX 2021 Form 10-K p.22

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

CSX 2021 Form 10-K p.23

CSX CORPORATION
PART II
2021 HIGHLIGHTS

• Revenue of $12.5 billion increased $1.9 billion or 18% versus the prior year.
• Expenses of $6.9 billion increased $707 million or 11% year over year.
• Operating income of $5.6 billion increased $1.2 billion or 28% year over year.
• Operating ratio of 55.3% improved 350 basis points from 58.8%.
• Earnings per diluted share of $1.68 increased $0.48 or 40% year over year.

RESULTS OF OPERATIONS
The following section generally discusses the Company's results of operations and financial condition for the year ended December 31, 2021, compared to the year ended December 31, 2020. A discussion regarding results of operations and financial condition for the year ended December 31, 2020, compared to the year ended December 31, 2019, except as provided herein, can be found in Part II, Item 7 of CSX's Annual Report on Form 10-K for fiscal year 2020, filed with the Securities and Exchange Commission on February 10, 2021.

2021 vs. 2020 Results of Operations

	Fiscal Years
	2021	2020	$ Change	% Change
(Dollars in Millions)
Revenue	$12,522	$10,583	$1,939	18%
Expense
Labor and Fringe	2,550	2,275	(275)	(12)
Purchased Services and Other(a)	2,135	1,719	(416)	(24)
Depreciation	1,420	1,383	(37)	(3)
Fuel	913	541	(372)	(69)
Equipment and Other Rents	364	338	(26)	(8)
Gains on Property Dispositions	(454)	(35)	419	NM
Total Expense	6,928	6,221	(707)	(11)
Operating Income	5,594	4,362	1,232	28
Interest Expense	(722)	(754)	32	4
Other Income - Net	79	19	60	316
Income Tax Expense	(1,170)	(862)	(308)	(36)
Net Earnings	$3,781	$2,765	$1,016	37

Earnings Per Diluted Share(b)	$1.68	$1.20	$0.48	40%
Operating Ratio	55.3%	58.8%		350	bps
(a) Beginning third quarter 2021, the Company changed the name of Materials, Supplies and Other expense to Purchased Services and Other, which better describes the composition of this expense amount. This change in naming convention does not impact previously reported results.
(b) All prior period share and per share data has been retroactively adjusted to reflect the stock split effective June 28, 2021. Certain prior year data has been reclassified to conform to the current presentation.

CSX 2021 Form 10-K p.24

CSX CORPORATION
PART II
Acquisition of Quality Carriers, Inc.
On July 1, 2021, CSX acquired Quality Carriers, Inc. from Quality Distribution, Inc. for a purchase price of $544 million in cash, which is presented on the statement of cash flows net of $3 million cash acquired. This transaction was funded by cash on hand. For further details, refer to Note 17, Business Combinations.

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
CSX 2021 Form 10-K p.25

CSX CORPORATION
PART II

Volume and Revenue (Unaudited)
Volume (Thousands of units); Revenue (Dollars in Millions); Revenue Per Unit (Dollars)
	Volume			Revenue			Revenue Per Unit
	2021	2020	% Change	2021	2020	% Change	2021	2020	% Change

Chemicals	659	664	(1)%	$2,421	$2,309	5%	$3,674	$3,477	6%
Agricultural and Food Products	467	463	1%	1,461	1,386	5%	3,128	2,994	4%
Minerals	325	321	1%	587	538	9%	1,806	1,676	8%
Automotive	318	344	(8)%	886	920	(4)%	2,786	2,674	4%
Forest Products (a)	296	278	6%	918	834	10%	3,101	3,000	3%
Metals and Equipment	277	239	16%	796	675	18%	2,874	2,824	2%
Fertilizers (a)	229	226	1%	470	414	14%	2,052	1,832	12%
Total Merchandise	2,571	2,535	1%	7,539	7,076	7%	2,932	2,791	5%
Intermodal	2,976	2,720	9%	2,039	1,702	20%	685	626	9%
Coal	706	637	11%	1,790	1,397	28%	2,535	2,193	16%
Trucking (b)	—	—	—%	410	—	NM	—	—	—%
Other	—	—	—%	744	408	82%	—	—	—%
Total	6,253	5,892	6%	$12,522	$10,583	18%	$2,003	$1,796	12%
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

CSX 2021 Form 10-K p.26

CSX CORPORATION
PART II
Revenue
    Total revenue increased $1.9 billion in 2021, or 18%, when compared to the previous year due to higher volume, the inclusion of Quality Carriers' results, pricing gains, increases in other revenue and higher fuel recovery.

Merchandise Volume
Chemicals - Decreased due to lower shipments of crude oil and other energy-related commodities, partially offset by higher shipments of core chemicals and waste.

Agricultural and Food Products - Increased as a result of higher shipments of vegetable oils, ethanol, and food and consumer products.

Minerals - Increased as a result of higher shipments of cement, lime and limestone.

Automotive - Decreased due to lower vehicle production at plants served by CSX, which were impacted by shortages of semiconductors and other parts.

Forest Products - Increased primarily due to higher shipments of pulpboard, woodpulp and building products.

Metals and Equipment - Increased as growth across the metals markets was partially offset by reduced equipment shipments.

Fertilizers - Increased due to higher long-haul fertilizer shipments, partially offset by lower short-haul phosphate shipments.

Intermodal Volume
Increases in both domestic and international shipments resulted from strong demand, tight truck capacity, inventory replenishments and growth in rail volumes from east coast ports.

Coal Volume
The increase in export coal was driven by higher international shipments of both thermal coal and metallurgical coal. Domestic coal increased due to higher shipments of utility coal as well as higher steel and industrial shipments.

Trucking Revenue
Trucking revenue increased $410 million versus prior year due to the inclusion of Quality Carriers' results.

Other
Other revenue increased $336 million versus prior year due to increases in revenue for intermodal storage and equipment usage as well as higher affiliate and demurrage revenue.

CSX 2021 Form 10-K p.27

CSX CORPORATION
PART II
Expense
    In 2021, total expenses increased $707 million, or 11%, compared to prior year. Descriptions of each expense category as well as significant year-over-year changes are described below.

Labor and Fringe expenses include employee wages and related payroll taxes, health and welfare costs, pension, other post-retirement benefits and incentive compensation. These expenses increased $275 million due to the following items:
•Inflation and higher volume resulted in $133 million of increased expenses.
•Incentive compensation increased $123 million primarily due to higher expected payouts in the current year, including accelerated expense for certain employees.
•The acquisition of Quality Carriers resulted in increased costs of $61 million.
•Other costs decreased $42 million primarily due to efficiency savings, lower severance expenses and other non-significant items, partially offset by expenses related to increased hiring and new retention programs of $38 million.

Purchased Services and Other expenses consist primarily of contracted services to maintain infrastructure and equipment, terminal and pier services, purchased trucking and other transportation, and professional services. This category also includes costs related to materials, travel, casualty claims, environmental remediation, train accidents, property and sales tax, utilities and other items. Total purchased services and other expenses increased $416 million driven by the following:
•The inclusion of Quality Carriers' operations drove $257 million of additional costs.
•Higher operating support costs, primarily due to an increased active locomotive fleet, as well as higher intermodal terminal costs drove an increase of $80 million.
•All other costs increased $79 million primarily due to inflation and other non-significant costs, including $17 million in expenses related to the acquisition of Quality Carriers.

Depreciation expense primarily relates to recognizing the costs of capital assets, such as locomotives, railcars and track structure, over their respective useful lives, which are reviewed periodically as part of depreciation studies. This expense is impacted primarily by the capital expenditures made each year. Depreciation expense increased $37 million primarily due to a larger net asset base, which includes Quality Carriers' assets, partially offset by the impacts of the 2020 road and track depreciation study.

Fuel expense includes locomotive diesel fuel as well as non-locomotive fuel. This expense is largely driven by the market price and locomotive consumption of diesel fuel. Fuel expense increased $372 million primarily due to a 55% price increase in locomotive fuel prices and the inclusion of non-locomotive fuel used for trucking.

Equipment and Other Rents expense includes rent paid for freight cars owned by other railroads or private companies, net of rents received by CSXT for use of its equipment. This category of expenses also includes expenses for short-term and long-term leases of locomotives, railcars, containers, tractors and trailers, offices and other rentals. These expenses increased $26 million primarily due to increased car hire costs driven by higher days per load and the addition of Quality Carriers' costs, partially offset by other non-significant items.

Gains on Property Dispositions increased to $454 million in 2021 from $35 million in 2020 primarily due to the conveyance of a permanent land easement to the Commonwealth of Virginia that resulted in a $349 million gain in April 2021 as well as other property dispositions throughout 2021.

CSX 2021 Form 10-K p.28

CSX CORPORATION
PART II
Interest Expense
Interest Expense includes interest on long-term debt, equipment obligations and finance leases. Interest expense decreased $32 million as a result of lower average interest rates and a lower average debt balance.

Other Income - Net
Other Income - Net includes investment gains, losses and interest income, as well as components of net periodic pension and post-retirement benefit cost and other non-operating activities. Other income increased $60 million primarily due to $48 million debt repurchase expense in the prior year and an increase in net pension benefit credits during 2021, partially offset by lower interest income.

Income Tax Expense
Income Tax Expense increased $308 million primarily due to higher earnings before income taxes, partially offset by favorable state legislative changes and adjustments to deferred taxes as a result of filing of the 2020 state tax returns.

Net Earnings and Earnings per Diluted Share
Net Earnings increased $1 billion to $3.8 billion, and earnings per diluted share increased $0.48 to $1.68, due to the factors mentioned above. Average shares outstanding was lower as a result of share repurchase activity during the year and had a favorable impact on earnings per diluted share.

CSX 2021 Form 10-K p.29

CSX CORPORATION
PART II
2020 vs. 2019 Results of Operations
    See below for discussion regarding operating expenses and earnings per share for the year ended December 31, 2020, compared to the year ended December 31, 2019. These discussion items have been updated to conform to the current presentation due to the reclassification of gains on property dispositions from the Purchased Services and Other caption to Gain on Property Dispositions, which had no impact on operating income, as well as the three-for-one stock split effective June 28, 2021.

Expense
    In 2020, total expenses decreased $751 million, or 11%, compared to 2019. Descriptions of each expense category as well as significant year-over-year changes are described below.

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

Purchased Services and Other expenses consist primarily of contracted services to maintain infrastructure and equipment, terminal and pier services and professional services. This category also includes costs related to materials, travel, casualty claims, environmental remediation, train accidents, property and sales tax, utilities and other items. Total purchased services and other expenses decreased $181 million driven by the following:
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

CSX 2021 Form 10-K p.30

CSX CORPORATION
PART II
Fuel expense includes locomotive diesel fuel as well as non-locomotive fuel. This expense is largely driven by the market price and locomotive consumption of diesel fuel. Fuel expense decreased $365 million primarily due to a 31% price decrease that drove savings of $243 million, volume savings and a 5% improvement in fuel efficiency.

Equipment and Other Rents expense includes rent paid for freight cars owned by other railroads or private companies, net of rents received by CSXT for use of its equipment. This category of expenses also includes expenses for short-term and long-term leases of locomotives, railcars, containers, tractors and trailers, offices and other rentals. These expenses decreased $14 million primarily due to volume savings, partially offset by higher days per load for automotive and other merchandise markets that resulted in increased car hire costs.

Gains on Property Dispositions decreased to $35 million in 2020 from $151 million in 2019.

Net Earnings and Earnings per Diluted Share
Net Earnings decreased $566 million to $2.8 billion, and earnings per diluted share decreased $0.19 to $1.20. Average shares outstanding was lower as a result of share repurchase activity during the year and had a favorable impact on earnings per diluted share.
CSX 2021 Form 10-K p.31

CSX CORPORATION
PART II
NON-GAAP MEASURES (Unaudited)
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

Free Cash Flow
    Management believes that free cash flow is useful to investors as it is important in evaluating the Company’s financial performance. More specifically, free cash flow measures cash generated by the business after reinvestment. This measure represents cash available for both equity and bond investors to be used for dividends, share repurchases or principal reduction on outstanding debt. Free cash flow is calculated by using net cash from operations and adjusting for property additions and certain other investing activities, which includes proceeds from property dispositions. This measure should be considered in addition to, rather than a substitute for, cash provided by operating activities. Free cash flow before dividends increased $1.2 billion year-over-year to $3.8 billion primarily due to higher net cash provided by operating activities and higher proceeds and advances from property dispositions, including $400 million of proceeds related to the conveyance of a permanent land easement to the Commonwealth of Virginia in 2021. These increases were partially offset by higher property additions.
    The following table reconciles cash provided by operating activities (GAAP measure) to free cash flow and adjusted free cash flow (both non-GAAP measures).

	Fiscal Years
	2021	2020
(Dollars in Millions)
Net cash provided by operating activities (a)	$5,099	$4,263
Property additions	(1,791)	(1,626)
Other investing activities (b)	525	9
Free Cash Flow, before dividends (non-GAAP)	$3,833	$2,646

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

CSX 2021 Form 10-K p.32

CSX CORPORATION
PART II
OPERATING STATISTICS (Estimated)

	Fiscal Years
	2021	2020	Improvement/ (Deterioration)
Operations Performance
Train Velocity (Miles per hour)(a)	17.9	20.2	(11)%
Dwell (Hours)(a)	10.7	9.3	(15)%
Cars Online(a)	131,564	112,718	(17)%
On-Time Originations	75%	87%	(14)%
On-Time Arrivals	66%	77%	(14)%
Carload Trip Plan Performance	69%	77%	(10)%
Intermodal Trip Plan Performance	87%	90%	(3)%
Fuel Efficiency	0.96	0.96	—%

Revenue Ton-Miles (Billions)
Merchandise	126.3	124.4	2%
Coal	35.4	30.1	18%
Intermodal	31.5	28.1	12%
Total Revenue Ton-Miles	193.2	182.6	6%

Total Gross Ton-Miles (Billions)	376.0	358.3	5%

Safety
FRA Personal Injury Frequency Index	0.92	0.82	(12)%
FRA Train Accident Rate	2.90	3.16	8%

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

CSX 2021 Form 10-K p.33

CSX CORPORATION
PART II
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

    Despite the operating challenges presented by global supply disruptions and the ongoing COVID-19 pandemic, the Company remained focused on safety, service, and controlling costs. Train velocity declined 11% relative to 2020. Dwell increased by 15% and cars online increased 17% in 2021. Compared to 2020, carload and intermodal trip plan performance decreased 10% and 3%, respectively. CSX expects network fluidity to improve commensurate with ongoing hiring efforts and a return to more normal supply chain conditions.

From a safety perspective, the FRA personal injury index increased by 12% while the train-accident rate improved by 8% from the prior year. Safety remains a top priority at CSX, and the Company is committed to reducing risk and enhancing the overall safety of its employees, customers and communities in which the Company operates.

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

Significant Cash Flows
    The following charts highlight the operating, investing and financing components of the change in cash and cash equivalents for operating, investing and financing activities for full years 2021 and 2020.

    In 2021, the Company generated $5.1 billion of cash from by operating activities, which was $836 million higher than prior year primarily driven by higher cash-generating income and favorable working capital activities. Net cash used in investing activities was $1.9 billion, an increase in net spend of $1.2 billion from the prior year primarily as a result of decreased net sales of short-term investments and cash paid to acquire Quality Carriers, partially offset by higher proceeds and advances from property dispositions. Net cash used in financing activities was $4.1 billion, which represents an increase in net spend of $2.7 billion from the prior year primarily driven by higher share repurchases and lower proceeds from debt issuances, partially offset by lower debt repayments.

CSX 2021 Form 10-K p.34

CSX CORPORATION
PART II
Sources of Cash and Liquidity
    The Company has multiple sources of liquidity, including cash generated from operations and financing sources. Simultaneous with the filing of this Form 10-K, the Company intends to file a new shelf registration statement, which may be used to issue debt or equity securities at CSX’s discretion, subject to market conditions and CSX Board authorization. While CSX seeks to give itself flexibility with respect to cash requirements, there can be no assurance that market conditions would permit CSX to sell such securities on acceptable terms at any given time, or at all. In 2021, CSX did not issue any new long-term debt.

    CSX has access to a $1.2 billion five-year unsecured revolving credit facility backed by a diverse syndicate of banks that expires in March 2024. As of December 31, 2021, the Company had no outstanding balances under this facility. See Note 10, Debt and Credit Agreements for more information. The Company also has a commercial paper program, backed by the revolving credit facility, under which the Company may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $1.0 billion outstanding at any one time. As of December 31, 2021, the Company had no outstanding debt under the commercial paper program.

Uses of Cash
    CSX uses current cash balances for general corporate purposes, which may include capital expenditures, working capital requirements, reduction or refinancing of outstanding indebtedness, redemptions and repurchases of CSX common stock, dividends to shareholders, acquisitions and other business opportunities, and contributions to the Company's qualified pension plan.

    In 2021, CSX continued to invest in its business to create long-term value for shareholders. The Company is committed to maintaining and improving its existing infrastructure and to positioning itself for long-term, profitable growth through optimizing network and terminal capacity. Funds used for property additions are further described below.

	Fiscal Years
Capital Expenditures (Dollars in Millions)	2021	2020
Track	$876	$858
Bridges, Signals and Other	567	508
Total Infrastructure	1,443	1,366
Strategic Projects and Commercial Facilities	194	143
Locomotives	89	57
Regulatory (including PTC)	36	39
Freight Cars	29	21
Total Capital Expenditures	$1,791	1,626

Planned capital investments for 2022 are expected to be approximately $2.0 billion. Of the 2022 investment, over 80% is expected to be used to sustain the core infrastructure and operating equipment. The remaining amounts will be used to promote profitable growth, including projects supporting service enhancements and productivity initiatives. CSX intends to fund capital investments through cash generated from operations.

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
CSX 2021 Form 10-K p.35

CSX CORPORATION
PART II
CSX is committed to returning cash to shareholders. Capital structure, capital investments and cash distributions, including dividends and share repurchases, are reviewed at least annually by the Board of Directors. On February 16, 2022, the Company's Board of Directors authorized a 7% increase in the quarterly cash dividend to $0.10 per common share effective March 2022. Management's assessment of market conditions and other factors guides the timing and volume of repurchases. Future share repurchases are expected to be funded by cash on hand, cash generated from operations and debt issuances.

Material Changes in the Consolidated Balance Sheets and Working Capital
    CSX's balance sheet reflects its strong capital base and the impact of CSX's balanced approach in deploying capital for the benefit of its shareholders, which includes investments in infrastructure, dividend payments and share repurchases. Further, CSX is well positioned from a liquidity standpoint. The Company ended the year with $2.3 billion of cash, cash equivalents and short-term investments.

    Total assets as well as total liabilities and shareholders' equity increased $738 million from prior year end. The increase in total assets was primarily due to a net increase in property of $571 million attributable to capital expenditures and the consolidation of Quality Carrier's properties, the recognition of $393 million of goodwill and intangible assets related to the acquisition of Quality Carriers, a $236 million increase in accounts receivable commensurate with higher revenue and a $226 million increase in net assets for qualified pension plans primarily driven by favorable discount rates. These increases were partially offset by the $890 million decrease in cash described above.

Total liabilities increased $348 million from year end primarily due to an increase in deferred tax liabilities of $215 million driven by accelerated tax depreciation, an increase in accounts payable of $154 million due to the timing of payments, an increase in labor and fringe benefit payable of $148 million partly due higher expected incentive compensation payouts, the assumption of $68 million in debt as a result of the acquisition of Quality Carriers, and an increase in income and other taxes payable of $61 million. These and other increases were offset by debt repayments of $426 million. Total shareholders' equity increased $390 million from year end primarily driven by net earnings of nearly $3.8 billion, mostly offset by share repurchases of $2.9 billion and dividends paid of $839 million.

    Working capital is considered a measure of a company’s ability to meet its short-term needs. CSX had a working capital surplus of $1.6 billion at December 2021 and $2.4 billion at December 2020, a decrease of $782 million. The decrease in current assets was primarily driven by the net decrease in cash described above, partially offset by the increase in accounts receivable. The increase in current liabilities was due to higher accounts payable and labor and fringe payable, partially offset by lower current maturities of long-term debt.

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
CSX 2021 Form 10-K p.36

CSX CORPORATION
PART II
Completed and Pending Transactions
Acquisition of Quality Carriers, Inc.
On July 1, 2021, CSX acquired Quality Carriers, Inc. from Quality Distribution, Inc. for a purchase price of $544 million in cash, which is presented on the statement of cash flows net of $3 million cash acquired. This transaction was funded by cash on hand. For further details, refer to Note 17, Business Combinations.

Proposed Acquisition of Pan Am Systems, Inc.
On November 30, 2020, CSX signed a definitive agreement to acquire Pan Am Systems, Inc. (“Pan Am”) which is the parent company of Pan Am Railways, Inc. who jointly owns Pan Am Southern, LLC with a subsidiary of Norfolk Southern Corporation. Pan Am owns and operates a highly integrated, nearly 1,200-mile rail network and has a joint interest in the more than 600-mile Pan Am Southern system. This acquisition, if approved, will expand CSX’s reach in the Northeastern United States. Assets and facilities to be acquired as part of the proposed transaction include road and track assets, work equipment, land, buildings and other assets. On February 25, 2021, the Company began the process of seeking approval from the STB. On January 13 and 14, 2022, the Company participated in a hearing before the STB to discuss the proposed transaction and a decision is expected by mid-April 2022. This proposed acquisition is not expected to be material with respect to the Company's financial statements when reviewed under the quantitative and qualitative considerations of Regulation S-X Article 11 and ASC 805, Business Combinations.

Sale of Property Rights to the Commonwealth of Virginia
On March 26, 2021, the Company entered into a comprehensive agreement to sell certain property rights in three CSX-owned line segments to the Commonwealth of Virginia (“Commonwealth”) over three phases for a total of $525 million. The timing and amount of gains recognized are based on the allocation of fair value to each conveyance, the timing of future conveyances and collectability. In April 2021, upon closing of the first phase of the agreement, the Company collected $200 million in proceeds and recognized a $349 million gain. In fourth quarter 2021, the Company collected additional proceeds of $200 million, a portion of which was attributable to the first phase with the remaining attributable to the second phase. There was no gain recognized in fourth quarter 2021 related to this agreement. As the second phase closed on January 10, 2022, the resulting $20 million gain will be recognized in first quarter 2022.

The Company anticipates closing on the remaining conveyances by the end of 2022, which will result in future cash proceeds and gains. As of December 31, 2021, the carrying values of the remaining assets subject to this transaction were not material.

CSX 2021 Form 10-K p.37

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

    The cost and availability of unsecured financing are materially affected by CSX's long-term credit ratings. CSX's credit ratings remained stable during 2021. As of December 2021 and December 2020, S&P's long-term rating on CSX was BBB+ (Stable), and Moody's was Baa1 (Stable). Ratings of BBB- and Baa3 or better by S&P and Moody’s, respectively, reflect ratings on debt obligations that fall within a band of credit quality considered to be investment grade. If CSX's credit ratings were to decline to below investment-grade levels, the Company could experience significant increases in its interest cost for new debt. In addition, a decline in CSX’s credit ratings to below investment grade levels could adversely affect the market’s demand, and thus the Company’s ability to readily issue new debt. The Company is committed to maintaining an investment-grade credit profile.

Guaranteed Notes Issued By CSXT
In 2007, CSXT, a wholly-owned subsidiary of CSX Corporation, issued in a registered public offering $381 million of secured equipment notes maturing in 2023. CSX Corporation has fully and unconditionally guaranteed the notes. At CSXT’s option, CSXT may redeem any or all of the notes, in whole or in part, at any time, at the redemption price including premium. In the case of loss or destruction of any item of equipment securing the notes, if CSXT does not substitute another item of equipment for the item suffering such loss or destruction, CSXT will be required to redeem the notes in part at par. The guarantee of the notes will rank equally in right of payment with all existing and future senior obligations of CSX Corporation and will be effectively subordinated to all future secured indebtedness of CSX Corporation to the extent of the assets securing such indebtedness. The guarantee is subject to release in limited circumstances only upon the occurrence of certain customary conditions. As of December 31, 2021, the principal balance of these secured equipment notes was $149 million.

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

CSX 2021 Form 10-K p.38

CSX CORPORATION
PART II
CONTRACTUAL OBLIGATIONS, OTHER COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS
Contractual Obligations
CSX is party to contractual arrangements that obligate the Company to make future cash payments. These obligations impact the Company’s liquidity and capital resource needs. The Company’s contractual obligations primarily consist of long-term debt and related interest payments, purchase commitments, leases, other-post employment benefits and agreements with Conrail.

•As of December 31, 2021, the Company had outstanding fixed-rate notes with varying maturities. See Note 10, Debt and Credit Agreements, for additional information related to future debt payments. Future interest payments associated with outstanding debt total $13.5 billion, with $699 million payable in 2022.
•Purchase commitments consist of CSX’s long-term locomotive maintenance program and other commitments to purchase technology, communications, railcar maintenance and other services. See Note 8, Commitments and Contingencies, for additional information about future payments related to purchase commitments.
•The Company’s leases include property, equipment, and line leases. See Note 7, Leases, for additional information about future payments related to leases.
•Other post-employment benefits include estimated other post-retirement medical and life insurance payments and payments under non-qualified pension plans that are unfunded. See Note 9, Employee Benefit Plans, for additional information about future payments under such plans.
•Conrail owns rail infrastructure and operates for the joint benefit of CSX and NS. This is known as the shared asset area. Conrail charges fees for right-of-way usage, equipment rentals and transportation, switching and terminal service charges in the shared asset area. See Note 15, Investment in Affiliates and Related-Party Transactions, for additional information about future payments related to agreements with Conrail.

Other Commitments and Off-Balance Sheet Arrangements
Other commitments total $153 million and primarily consist of guarantees, letters of credit and surety bonds, none of which are individually significant. These off-balance sheet arrangements are not reasonably likely to have a material effect on the Company's financial condition, results of operations or liquidity.

CSX 2021 Form 10-K p.39

CSX CORPORATION
PART II
LABOR AGREEMENTS
    Approximately 16,500 of the Company's over 20,900 employees are members of a labor union. For the 13 rail unions that participate in national bargaining, a round of negotiations for benefits, wages and work rules is underway. Typically, these negotiations take several years. Current agreements remain in place until modified by new agreements.

CRITICAL ACCOUNTING ESTIMATES
    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that management make estimates in reporting the amounts of certain assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and certain revenues and expenses during the reporting period. Actual results may differ from those estimates. These estimates and assumptions are discussed with the Audit Committee of the Board of Directors on a regular basis. Significant estimates using management judgment are made for the following areas:
•personal injury and environmental reserves;
•pension and post-retirement medical plan accounting;
•depreciation policies for assets under the group-life method; and
•goodwill and other intangible assets.

Personal Injury and Environmental Reserves
Personal Injury
    Personal Injury reserves of $118 million and $131 million for 2021 and 2020, respectively, represent liabilities for employee work-related and third-party injuries. CSXT retains an independent actuary to assist management in assessing the value of personal injury claims. The methodology used by the actuary includes a development factor to reflect growth or reduction in the value of these personal injury claims. It is based largely on CSXT's historical claims and settlement experience. Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. For additional details, including a description of our related accounting policies, see Note 5, Casualty, Environmental and Other Reserves, in the consolidated financial statements.

Environmental
    Environmental reserves were $108 million and $76 million in 2021 and 2020, respectively. The Company is a party to various proceedings related to environmental issues, including administrative and judicial proceedings involving private parties and regulatory agencies. The Company has been identified as a potentially responsible party at approximately 220 environmentally impaired sites. The Company reviews its potential liability with respect to each site identified, giving consideration to a number of factors such as:
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

CSX 2021 Form 10-K p.40

CSX CORPORATION
PART II
Critical Accounting Estimates, continued

Conditions that are currently unknown could, at any given location, result in additional exposure, the amount and materiality of which cannot presently be reasonably estimated. For additional details, including a description of our related accounting policies, see Note 5, Casualty, Environmental and Other Reserves, in the consolidated financial statements.

Pension and Post-retirement Medical Plan Accounting
    The Company sponsors defined benefit pension plans principally for salaried, management personnel. For employees hired prior to 2003, the plans provide eligible employees with retirement benefits based predominantly on years of service and compensation rates near retirement. For employees hired between 2003 and 2019, benefits are determined based on a cash balance formula, which provides benefits by utilizing interest and pay credits based upon age, service and compensation. Beginning in 2020, the CSX Pension Plan was closed to new participants. As of December 2021, the projected benefit obligation for the Company’s pension plans was $3.0 billion.

In addition to these plans, the Company sponsors a post-retirement medical plan and a life insurance plan that provide certain benefits to full-time, salaried, management employees hired prior to 2003 upon their retirement if certain eligibility requirements are met. Beginning in 2019, both the life insurance benefit for eligible active management employees and health savings account contributions made by the Company to eligible retirees younger than 65 were eliminated. Beginning in 2020, the employer-funded health reimbursement arrangements for eligible retirees 65 years or older were eliminated. As of December 2021, the projected benefit obligation for the Company’s other post-retirement benefit plans was $81 million.

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

CSX 2021 Form 10-K p.41

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

The weighted average discount rates used by the Company to value its 2021 pension and post-retirement obligations are 2.78% and 2.51%, respectively. For 2020, the weighted average discount rates used by the Company to value its pension and post-retirement obligations were 2.43% and 2.07%, respectively. Discount rates may differ for pension and post-retirement benefits due to varying duration of the liabilities for projected payments for each plan. As of December 2021, the estimated duration of pensions and post-retirement benefits is approximately 12 years and 8 years, respectively.

    Each year, these discount rates are reevaluated and adjusted using the current market interest rates for high quality corporate bonds to reflect the best estimate of the current effective settlement rates. In general, if interest rates decline or rise, the assumed discount rates will change.

Long-term Rate of Return on Plan Assets
    The expected long-term average rate of return on plan assets reflects the average rate of earnings expected on the funds invested, or to be invested, to provide for benefits included in the projected benefit obligation. In estimating that rate, the Company gives appropriate consideration to the returns being earned by the plan assets in the funds and the rates of return expected to be available for reinvestment as well as the current and projected asset mix of the funds. Management, with the assistance of an outsourced investment manager, balances market expectations obtained from various investment managers with both market and actual plan historical returns to develop a reasonable estimate of the expected long-term rate of return on assets. As this assumption is long term, the annual review may result in less frequent adjustment than other assumptions used in pension accounting. The long-term rate of return on plan assets used by the Company to value its benefit cost for the subsequent plan year was 6.75% in both 2021 and 2020.

Salary Scale Inflation Rates
    Salary scale inflation rates are based on current trends and historical data accumulated by the Company. The Company reviews recent wage increases and management incentive compensation payments over the past five years in its assessment of salary scale inflation rates. The Company used a salary scale rate of 4.60% in both 2021 and 2020 to value its pension obligations.

Other Assumptions
    The calculations made by the actuaries also include assumptions relating to health care cost trend rates, mortality rates, turnover and retirement age. These assumptions are based upon historical data, recent plan experience and industry trends and are determined by management.

CSX 2021 Form 10-K p.42

CSX CORPORATION
PART II
Critical Accounting Estimates, continued

2022 Estimated Pension and Post-retirement Expense
    Net periodic pension and post-retirement benefits expenses for 2022 are expected to be credits of $42 million and $5 million, respectively. Net periodic pension and post-retirement benefits expenses for 2022 are expected to include service cost expense of $32 million and $1 million, respectively. Service cost expense is included in labor and fringe on the consolidated income statement and all other components of net pension expense and post-retirement benefits expense are included in other income - net. Net periodic pension expense and post-retirement benefits expense in 2021 were credits of $17 million and $5 million, respectively. The net increase in the expected credit is primarily due to impacts from the increase in discount rates and recent favorable pension asset experience.

The following sensitivity analysis illustrates the effects of a 1% change in certain assumptions like discount rates, long-term rate of return and salaries on the 2022 estimated pension and post-retirement expense:

(Dollars in Millions)	Pension Expense	Post-Retirement Expense
Discount Rate	$20	$1
Long-term Rate of Return	$28	N/A
Salary Inflation	$4	N/A

Depreciation Policies for Assets Utilizing the Group-Life Method
    The depreciable assets of the Company are depreciated using either the group-life or straight-line method of accounting, which are both acceptable depreciation methods in accordance with GAAP. The Company depreciates its railroad assets, including main-line track, locomotives and freight cars, using the group-life method of accounting. Assets depreciated under the group-life method comprise 86% of total fixed assets of $46.5 billion on a gross basis at December 31, 2021. The remaining depreciable assets of the Company, including non-railroad assets and assets under finance leases, are depreciated using the straight-line method on a per asset basis. Land is not depreciated.

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

CSX 2021 Form 10-K p.43

CSX CORPORATION
PART II
Critical Accounting Estimates, continued

The STB requires depreciation studies be performed every three years for equipment assets (e.g., locomotives and freight cars) and every six years for road and track assets (e.g., bridges, signals, rail, ties, and ballast). The Company completed a depreciation study for its road and track assets in 2020 and for equipment assets in 2019, both of which resulted in changes to accumulated depreciation, service lives, salvage values, and other related factors for certain assets. Recent experience with depreciation studies has resulted in changes to accumulated depreciation and depreciation rates that did not materially affect the Company's depreciation expense of $1.4 billion, $1.4 billion and $1.3 billion for 2021, 2020 and 2019, respectively. A 1% change in the average estimated useful life of all group-life assets would result in an approximate $12 million change to the Company’s annual depreciation expense. For additional details, including a more detailed description of our related accounting policies, see Note 6, Properties, in the consolidated financial statements.

Goodwill and Intangible Assets
As of December 2021, the Company had $451 million of Goodwill and Other Intangibles - Net. CSX recognized $213 million of goodwill and $180 million of intangible assets as a result of the Quality Carriers acquisition effective July 1, 2021.

In applying the acquisition method of accounting for business combinations, management must determine the fair value of assets acquired and liabilities assumed in order to properly allocate purchase price consideration between depreciable and amortizable assets and goodwill. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. Estimates and assumptions include, but are not limited to, the cash flows that an asset is expected to generate in the future and the appropriate weighted-average cost of capital.

CSX evaluates goodwill and intangible assets for impairment on an annual basis, or sooner if indicators of impairment exist. In performing the qualitative impairment assessment, CSX considers relevant events and conditions, including but not limited to: macroeconomic trends, industry and market conditions, overall financial performance, company-specific events, and legal and regulatory factors. If the qualitative assessments indicate that it is more likely than not that the fair value of the reporting unit or intangible assets are less than their carrying amounts, the Company would perform a quantitative impairment test. If the carrying amount of the reporting unit's goodwill or intangible asset exceeded the fair value under the quantitative test, an impairment loss would be recorded. Measurement of the fair value of a reporting unit could be based on one or more of the following fair value measures: amounts at which the unit as a whole could be bought or sold in a current transaction between willing parties, present value techniques of estimated future cash flows, valuation techniques based on multiples of earnings or revenue, or a similar performance measure.

New Accounting Pronouncements and Changes in Accounting Policy
    See Note 1, Nature of Operations and Significant Accounting Policies under the caption “New Accounting Pronouncements and Changes in Accounting Policy.”
CSX 2021 Form 10-K p.44

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
CSX 2021 Form 10-K p.45

CSX CORPORATION
PART II
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

CSX 2021 Form 10-K p.46

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

Changes in interest rates could impact the fair value of the Company's forward starting interest rate swap. On both April 29, 2020, and July 9, 2020, the Company executed a forward starting interest rate swap with a notional value of $250 million for an aggregate notional value of $500 million. These swaps were effected to hedge the benchmark interest rate associated with future interest payments related to the anticipated refinancing of notes due in 2027. The Company recognized an unrealized gain of $8 million and $62 million net of tax during the years ended December 31, 2021 and 2020, respectively, in the consolidated statements of comprehensive income with the related asset on the balance sheet as of December 31, 2021. Upon settlement of the swaps, which expire in 2027, the unrealized gain or loss in AOCI will be recognized in earnings as an adjustment to interest expense over the same period during which the hedged transaction affects earnings. As of December 31, 2021, the potential change in fair value resulting from a hypothetical 10% change in interest rates would not be material.

As of December 31, 2021, CSX has no floating rate debt obligations outstanding. However, changes in interest rates could impact the fair value (but not the carrying value) of the Company's fixed rate long-term debt. The potential decrease in fair value of the Company's fixed rate long-term debt resulting from a hypothetical 10% increase in U.S. Treasury rates, or approximately 15 basis points, is estimated to be $448 million as of December 31, 2021 and $428 million as of December 31, 2020. The underlying fair values of the Company's long-term debt were estimated based on quoted market prices or on the current rates offered for debt with similar terms and maturities.

CSX 2021 Form 10-K p.47

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)	49

CSX Corporation

Consolidated Financial Statements and Notes to Consolidated Financial Statements
Herewith:

Consolidated Income Statements for the Fiscal Years Ended:	51
December 31, 2021
December 31, 2020
December 31, 2019

Consolidated Comprehensive Income Statements for the Fiscal Years Ended:	52
December 31, 2021
December 31, 2020
December 31, 2019

Consolidated Balance Sheets as of:	53
December 31, 2021
December 31, 2020

Consolidated Cash Flow Statements for Fiscal Years Ended:	54
December 31, 2021
December 31, 2020
December 31, 2019

Consolidated Statements of Changes in Shareholders' Equity:	55
December 31, 2021
December 31, 2020
December 31, 2019

Notes to Consolidated Financial Statements	56
CSX 2021 Form 10-K p.48

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of CSX Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CSX Corporation (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of income, comprehensive income, cash flows, and changes in shareholders’ equity for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 16, 2022 expressed an unqualified opinion thereon.

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

CSX 2021 Form 10-K p.49

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, continued

Depreciation Policies for Assets Utilizing the Group-Life Method
Description of the Matter
At December 31, 2021, assets depreciated under the group-life method comprised 86% of total gross fixed assets of $46.5 billion. As discussed in Note 6 of the consolidated financial statements, the group-life method aggregates assets with similar lives and characteristics into groups and depreciates each of these groups as a whole. When using the group-life method, an underlying assumption is that each group of assets, as a whole, is used and depreciated to the end of the group’s recoverable life. The Company utilizes different depreciable asset categories to account for depreciation expense for the railroad assets that are depreciated under the group-life method.

Under the group-life method, depreciation studies are completed to review asset service lives, salvage values, accumulated depreciation and other factors related to group assets. Depreciation studies are performed every three years for equipment assets and every six years for road and track assets. A depreciation study was performed in 2019 for equipment assets and 2020 for road and track assets. The most recent depreciation studies are reviewed by management each year through an annual data review to determine if there have been significant factors that result in changes to the group-life method key assumptions.

Auditing depreciation expense for assets subject to the group-life method was complex and required the involvement of specialists due to the nature of the methods used in the depreciation studies to determine the useful service lives and salvage values of the Company’s assets. These methods have a significant effect on depreciation expense.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process related to the assessment of periodic depreciation studies and annual data reviews of its group-life assets. For example, we tested controls over management’s review of asset activity and assumptions that could impact the most recent depreciation study of equipment and road and track assets.

To test the estimated useful lives and salvage values of the Company’s group-life assets, we performed audit procedures that included, among others: obtaining the periodic depreciation studies and annual data reviews provided by the Company’s third-party specialist; assessing the completeness and accuracy of the data provided by management to the third-party specialist; and including a specialist on our team to evaluate the methods used by the third-party specialist and management in determining the average service lives and salvage values of assets to perform the depreciation studies and any changes to the service lives and salvage values, if any, resulting from the annual data reviews.

We compared the significant methods used by management to those used throughout the industry and within other depreciation studies. We assessed the historical accuracy of management’s estimates via retrospective review and independently calculated the current year depreciation rates.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1981.

Jacksonville, Florida
February 16, 2022
CSX 2021 Form 10-K p.50

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
CONSOLIDATED INCOME STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

	Fiscal Years
	2021	2020	2019
Revenue	$12,522	$10,583	$11,937
Expense
Labor and Fringe	2,550	2,275	2,616
Purchased Services and Other	2,135	1,719	1,900
Depreciation	1,420	1,383	1,349
Fuel	913	541	906
Equipment and Other Rents	364	338	352
Gains on Property Dispositions	(454)	(35)	(151)
Total Expense	6,928	6,221	6,972

Operating Income	5,594	4,362	4,965

Interest Expense	(722)	(754)	(737)
Other Income - Net (Note 14)	79	19	88
Earnings Before Income Taxes	4,951	3,627	4,316

Income Tax Expense (Note 12)	(1,170)	(862)	(985)
Net Earnings	$3,781	$2,765	$3,331

Per Common Share (Note 2)
Net Earnings Per Share
Basic	$1.68	$1.20	$1.39
Assuming Dilution	$1.68	$1.20	$1.39

Average Common Shares Outstanding (Millions)
Basic	2,250	2,300	2,389
Assuming Dilution	2,255	2,305	2,395

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
CSX 2021 Form 10-K p.51

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
(Dollars in Millions)

	Fiscal Years
	2021	2020	2019
Net Earnings	$3,781	$2,765	$3,331
Other Comprehensive Income (Loss) - Net of Tax:
Pension and Other Post-Employment Benefits	167	21	(15)
Interest Rate Derivatives	8	62	—
Other	15	(6)	1
Total Other Comprehensive Income (Loss) (Note 16)	190	77	(14)
Comprehensive Earnings	$3,971	$2,842	$3,317

See accompanying Notes to Consolidated Financial Statements.

CSX 2021 Form 10-K p.52

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	December	December
	2021	2020
ASSETS
Current Assets:
Cash and Cash Equivalents	$2,239	$3,129
Short-term Investments	77	2
Accounts Receivable - Net (Note 11)	1,148	912
Materials and Supplies	339	302
Other Current Assets	70	96
Total Current Assets	3,873	4,441

Properties	46,505	45,530
Accumulated Depreciation	(13,490)	(13,086)
Properties - Net (Note 6)	33,015	32,444

Investment in Affiliates and Other Companies (Note 15)	2,099	1,985
Right of Use Lease Asset (Note 7)	501	472
Goodwill and Other Intangible Assets - Net (Note 18)	451	63
Other Long-term Assets	592	388
Total Assets	$40,531	$39,793
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$963	$809
Labor and Fringe Benefits Payable	630	482
Casualty, Environmental and Other Reserves (Note 5)	118	90
Current Maturities of Long-term Debt (Note 10)	181	401
Income and Other Taxes Payable	134	73
Other Current Liabilities	207	164
Total Current Liabilities	2,233	2,019

Casualty, Environmental and Other Reserves (Note 5)	250	224
Long-term Debt (Note 10)	16,185	16,304
Deferred Income Taxes - Net (Note 12)	7,383	7,168
Long-term Lease Liability (Note 7)	478	455
Other Long-term Liabilities	502	513
Total Liabilities	27,031	26,683

Shareholders' Equity:
Common Stock, $1 Par Value (Note 3)	2,202	2,288
Other Capital	66	152
Retained Earnings	11,630	11,259
Accumulated Other Comprehensive Loss (Note 16)	(408)	(598)
Non-controlling Minority Interest	10	9
Total Shareholders' Equity	13,500	13,110
Total Liabilities and Shareholders' Equity	$40,531	$39,793
Certain prior year data has been retroactively adjusted to reflect the stock split effective June 28, 2021 and reclassified to conform to the current presentation. See accompanying Notes to Consolidated Financial Statements.
CSX 2021 Form 10-K p.53

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
CONSOLIDATED CASH FLOW STATEMENTS
(Dollars in Millions)

	Fiscal Years
	2021	2020	2019
OPERATING ACTIVITIES
Net Earnings	$3,781	$2,765	$3,331
Adjustments to Reconcile Net Earnings to Net Cash
Provided by Operating Activities:
Depreciation	1,420	1,383	1,349
Deferred Income Taxes	167	180	273
Gains on Property Dispositions	(454)	(35)	(151)
Other Operating Activities	12	(32)	(69)
Changes in Operating Assets and Liabilities:
Accounts Receivable	(141)	83	45
Other Current Assets	(25)	(75)	68
Accounts Payable	128	(20)	98
Income and Other Taxes Payable	72	39	2
Other Current Liabilities	139	(25)	(96)
Net Cash Provided by Operating Activities	5,099	4,263	4,850
INVESTING ACTIVITIES
Property Additions	(1,791)	(1,626)	(1,657)
Purchases of Short-term Investments	(75)	(426)	(2,838)
Proceeds from Sales of Short-term Investments	5	1,424	2,108
Proceeds and Advances from Property Dispositions	529	56	254
Business Acquisition, Net of Cash Acquired (Note 17)	(541)	—	—
Other Investing Activities	(4)	(77)	31
Net Cash Used in Investing Activities	(1,877)	(649)	(2,102)
FINANCING ACTIVITIES
Shares Repurchased	(2,886)	(867)	(3,373)
Dividends Paid	(839)	(797)	(763)
Long-term Debt Repaid	(426)	(745)	(518)
Long-term Debt Issued (Note 10)	—	1,000	2,000
Other Financing Activities	39	(34)	6
Net Cash Used in Financing Activities	(4,112)	(1,443)	(2,648)
Net Increase in Cash and Cash Equivalents	(890)	2,171	100
CASH AND CASH EQUIVALENTS
Cash and Cash Equivalents at Beginning of Period	3,129	958	858
Cash and Cash Equivalents at End of Period	$2,239	$3,129	$958

SUPPLEMENTAL CASH FLOW INFORMATION
Interest Paid - Net of Amounts Capitalized	$718	$750	$717
Income Taxes Paid	$931	$664	$691
See accompanying Notes to Consolidated Financial Statements.
CSX 2021 Form 10-K p.54

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Dollars in Millions)

	Common Shares Outstanding (Thousands)	Common Stock and Other Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss) (a)	Non- controlling Minority Interest	Total Shareholders' Equity
December 31, 2018	2,454,540	$2,455	$10,769	$(661)	$17	$12,580
Comprehensive Earnings:
Net Earnings	—	—	3,331	—	—	3,331
Other Comprehensive Loss (Note 16)	—	—	—	(14)	—	(14)
Total Comprehensive Earnings						3,317
Common stock dividends,$0.29 per share	—	—	(763)	—	—	(763)
Share Repurchases	(143,457)	(143)	(3,230)	—	—	(3,373)
Other	9,331	100	4	—	(2)	102
December 31, 2019	2,320,414	2,412	10,111	(675)	15	11,863
Comprehensive Earnings:
Net Earnings	—	—	2,765	—	—	2,765
Other Comprehensive Loss (Note 16)	—	—	—	77	—	77
Total Comprehensive Earnings						2,842
Common stock dividends, $0.35 per share	—	—	(797)	—	—	(797)
Share Repurchases	(37,842)	(38)	(829)	—	—	(867)
Other	5,015	66	9	—	(6)	69
December 31, 2020	2,287,587	2,440	11,259	(598)	9	13,110
Comprehensive Earnings:
Net Earnings	—	—	3,781	—	—	3,781
Other Comprehensive Income (Note 16)	—	—	—	190	—	190
Total Comprehensive Earnings						3,971
Common stock dividends, $0.37 per share	—	—	(839)	—	—	(839)
Share Repurchases	(90,431)	(90)	(2,796)	—	—	(2,886)
Other	4,631	(82)	225	—	1	144
December 31, 2021	2,201,787	$2,268	$11,630	$(408)	$10	$13,500
(a) Accumulated Other Comprehensive Loss year-end balances shown above are net of tax. The associated taxes were $107 million, $156 million and $184 million for 2021, 2020 and 2019, respectively. For additional information see Note 16, Other Comprehensive Income.

All prior period share and per share data along with certain other prior period data has been retroactively adjusted to reflect the stock split effective June 28, 2021.
See accompanying Notes to Consolidated Financial Statements.

CSX 2021 Form 10-K p.55

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

Other Entities
In addition to CSXT, the Company’s subsidiaries include Quality Carriers, Inc. ("Quality Carriers"), CSX Intermodal Terminals, Inc. (“CSX Intermodal Terminals”), Total Distribution Services, Inc. (“TDSI”), Transflo Terminal Services, Inc. (“Transflo”), CSX Technology, Inc. (“CSX Technology”) and other subsidiaries. Effective July 1, 2021, CSX acquired Quality Carriers, the largest provider of bulk liquid chemicals truck transportation in North America, from Quality Distribution, Inc. For further details, refer to Note 17, Business Combinations. CSX Intermodal Terminals owns and operates a system of intermodal terminals, predominantly in the eastern United States, and also provides drayage services (the pickup and delivery of intermodal shipments) for certain customers. TDSI serves the automotive industry with distribution centers and storage locations. Transflo connects non-rail served customers to the many benefits of rail by transferring products from rail to trucks. The biggest Transflo markets are chemicals and agriculture, which include shipments of plastics and ethanol. CSX Technology and other subsidiaries provide support services for the Company.

CSX 2021 Form 10-K p.56

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 1.  Nature of Operations and Significant Accounting Policies, continued

Lines of Business
During 2021, the Company's services generated $12.5 billion of revenue and served four primary lines of business: merchandise, intermodal, coal and trucking.

•The merchandise business shipped 2.6 million carloads (41% of volume) and generated 60% of revenue in 2021. The Company’s merchandise business is comprised of shipments in the following diverse markets: chemicals, agricultural and food products, minerals, automotive, forest products, metals and equipment, and fertilizers.
•The intermodal business shipped 3.0 million units (48% of volume) and generated 16% of revenue in 2021. The intermodal business combines the superior economics of rail transportation with the flexibility of trucks and offers a cost and environmental advantage over long-haul trucking. Through a network of approximately 30 terminals, the intermodal business serves all major markets east of the Mississippi River and transports mainly manufactured consumer goods in containers, providing customers with truck-like service for longer shipments.
•The coal business shipped 706 thousand carloads (11% of volume) and generated 14% of revenue in 2021. The Company transports domestic coal, coke and iron ore to electricity-generating power plants, steel manufacturers and industrial plants as well as export coal to deep-water port facilities. Approximately one-quarter of export coal and the majority of the domestic coal that the Company transports is used for generating electricity or industrial purposes.
•The trucking business generated 3% of revenue in 2021. Trucking revenue includes revenue from the operations of Quality Carriers, which was acquired by CSX effective July 1, 2021.

Other revenue accounted for 7% of the Company’s total revenue in 2021. This category includes revenue from regional subsidiary railroads and incidental charges, including intermodal storage and equipment usage, demurrage and switching. Revenue from regional subsidiary railroads includes shipments by railroads that the Company does not directly operate. Intermodal storage represents charges for customer storage of containers at an intermodal terminal, ramp facility or offsite location beyond a specified period of time. Demurrage represents charges assessed when freight cars are held by a customer beyond a specified period of time. Switching represents charges assessed when a railroad switches cars for a customer or another railroad.

Employees
The Company's number of employees was more than 20,900 as of December 2021, which includes approximately 16,500 union employees. Most of the Company’s employees provide or support transportation services.

CSX 2021 Form 10-K p.57

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 1.  Nature of Operations and Significant Accounting Policies, continued

Basis of Presentation
In the opinion of management, the accompanying consolidated financial statements contain all normal, recurring adjustments necessary to fairly present the financial position of CSX and its subsidiaries at December 31, 2021 and December 31, 2020, and the consolidated statements of income, comprehensive income, cash flows and changes in shareholders’ equity for fiscal years 2021, 2020 and 2019. Where applicable, prior year information has been reclassified to conform to current presentation. In addition, management has evaluated and disclosed all material events occurring subsequent to the date of the financial statements up to the date this annual report is filed on Form 10-K.

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

Use of Estimates
    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that management make estimates in reporting the amounts of certain assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of certain revenues and expenses during the reporting period. Actual results may differ from those estimates. Critical accounting estimates using management judgment are made for the following areas:
•personal injury and environmental reserves (see Note 5, Casualty, Environmental and Other Reserves);
•pension and post-retirement medical plan accounting (see Note 9, Employee Benefit Plans);
•depreciation policies for assets under the group-life method (see Note 6, Properties); and
•goodwill and other intangible assets (see Note 17, Business Combinations and Note 18, Goodwill and Other Intangibles - Net).

Fiscal Year
The Company's fiscal periods are based upon the calendar year. Except as otherwise specified, references to full years indicate CSX’s fiscal years ended on December 31, 2021, December 31, 2020, and December 31, 2019.

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

CSX 2021 Form 10-K p.58

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

New Accounting Pronouncements
    In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. As the London Interbank Offered Rate ("LIBOR") will no longer be available beginning July 2023, this standard update provides practical expedients for contract modifications made as part of the transition from LIBOR to alternative reference rates. CSX's revolving line of credit currently uses LIBOR as a reference rate. This standard update can be adopted prospectively through December 31, 2022. The Company continues to evaluate the impact of this standard update, but does not anticipate that adoption will have a material impact on the Company's results of operations or financial position.

In November 2021, the FASB issued ASU 2021-10, Disclosure by Business Entities about Government Assistance. This standard update requires annual disclosure of the nature of any government assistance received, accounting policies related to such assistance and the effect of that assistance on the entity’s financial statements. The Company is required to adopt this guidance effective January 2022, though early adoption is permitted. The Company is currently evaluating the impact of these amendments on its disclosures, but this standard update will not impact the Company's results of operations or financial position.

CSX 2021 Form 10-K p.59

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 2.  Earnings Per Share

    The following table sets forth the computation of basic earnings per share and earnings per share, assuming dilution:

	Fiscal Years
	2021	2020	2019
Numerator (Dollars in Millions):
Net Earnings	$3,781	$2,765	$3,331
Dividend Equivalents on Restricted Stock	—	—	—
Net Earnings, Attributable to Common Shareholders	$3,781	$2,765	$3,331

Denominator (Units in Millions):
Average Common Shares Outstanding	2,250	2,300	2,389
Other Potentially Dilutive Common Shares	5	5	6
Average Common Shares Outstanding, Assuming Dilution	2,255	2,305	2,395

Net Earnings Per Share, Basic	$1.68	$1.20	$1.39
Net Earnings Per Share, Assuming Dilution	$1.68	$1.20	$1.39

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

	Fiscal Years
	2021	2020	2019
Antidilutive stock options excluded from Diluted EPS (in millions)	2	6	3

Share Repurchase Programs
    In January 2019, the Company announced a $5 billion share repurchase program ("January 2019 program"). During June 2021, this program was completed, and the Company began repurchasing shares under the $5 billion share repurchase program announced October 21, 2020 (“October 2020 program”). Total repurchase authority remaining as of December 31, 2021, was $3.0 billion. A portion of share repurchases in January 2019 were completed under a previous share repurchase program announced in October 2017.
CSX 2021 Form 10-K p.60

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

Share Repurchase Activity
    During 2021, 2020, and 2019, CSX repurchased the following shares:

	Fiscal Years
	2021	2020	2019
Shares Repurchased (Units in Millions)	90	38	144
Cost of Shares (Dollars in Millions)	$2,886	$867	$3,373
Average Price Paid per Share	$31.91	$22.90	$23.51

On October 17, 2019, the Company repurchased 14.1 million (split-adjusted) shares for $319 million from MR Argent Advisor LLC, a CSX shareholder, on behalf of certain limited partners of its affiliated funds (“Mantle Ridge”) under the January 2019 share repurchase program. A member of CSX’s Board of Directors, Paul C. Hilal, founded and controls Mantle Ridge and each of its related entities. Shares purchased from Mantle Ridge are included in the table above.

Periodically, CSX enters into structured agreements for the repurchase of CSX shares. Upon execution of each agreement, the Company pays a fixed amount of cash in exchange for the right to receive either CSX stock or a predetermined amount of cash, including a premium. Shares acquired through these structured share repurchase agreements were recorded in common stock and retained earnings and are included in the share repurchases table above. Premiums received were not material. As a result of entering into and settling structured share repurchase agreements, the Company paid a net total of approximately $378 million and received approximately 12 million shares during the twelve months ended 2021. As of December 31, 2021, no such agreements were outstanding.

Accelerated Share Repurchases
Shares repurchased under accelerated share repurchase agreements are included in the table above. In December 2020, the Company completed an accelerated share repurchase subject to an agreement to repurchase shares of the Company’s stock under the January 2019 program. Under this agreement, the Company paid a total of $100 million and received approximately 3.3 million shares.

    In August 2019, the Company entered into an accelerated share repurchase agreement under the January 2019 program. Under this accelerated share repurchase agreement, the Company made a prepayment of $250 million to a financial institution and settlement occurred in September 2019. At settlement, the Company received approximately 11.5 million shares, calculated based on the volume-weighted average price of the Company’s common stock over the term of the agreement, less a discount.

Dividend Increase
On February 16, 2022, the Company's Board of Directors authorized a 7% increase in the quarterly cash dividend to $0.10 per common share effective March 2022.
CSX 2021 Form 10-K p.61

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 3. Shareholders’ Equity

Common and preferred stock consists of the following:

Common Stock, $1 Par Value	December 2021
(Units in Millions)
Common Shares Authorized	5,400
Common Shares Issued and Outstanding	2,202

Preferred Stock
Preferred Shares Authorized	25
Preferred Shares Issued and Outstanding	—

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

CSX 2021 Form 10-K p.62

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

Share-based compensation expense for awards under share-based compensation plans and purchases made as part of the employee stock purchase plan is measured using the fair value of the award on the grant date and is recognized on a straight-line basis over the service period of the respective award. Alternately, expense is recognized upon death or upon grant date to certain retirement-eligible employees whose agreements allow for continued vesting upon retirement. Forfeitures are recognized as they occur. Total pre-tax expense and income tax benefits associated with share-based compensation are shown in the table below. Income tax benefits include impacts from option exercises and the vesting of other equity awards.

	Fiscal Years
(Dollars in Millions)	2021	2020	2019
Share-Based Compensation Expense
Performance Units	$71	$(3)	$42
Stock Options	18	19	18
Restricted Stock Units and Awards	12	6	8
Employee Stock Purchase Plan	4	5	4
Stock Awards for Directors	2	2	2
Total Share-based Compensation Expense	$107	$29	$74
Income Tax Benefit	$23	$19	$43

Long-term Incentive Plans
The objective of the CSX Long-term Incentive Plans (“LTIP”) is to motivate and reward certain employees for achieving and exceeding certain financial goals. The 2021-2023 and 2020-2022 LTIP were adopted under the 2019 Stock and Incentive Award Plan and the 2019-2021 LTIP was adopted under the 2010 Stock and Incentive Award Plan. Grants were made in performance units, with each unit being equivalent to one share of CSX common stock, and payouts will be made in CSX common stock. The payout range for most participants will be between 0% and 200% of the target awards depending on Company performance against predetermined goals for each three-year cycle.

CSX 2021 Form 10-K p.63

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 4.  Stock Plans and Share-Based Compensation, continued

In 2021, 2020, and 2019, target performance units were granted to certain employees under three separate LTIP plans covering three-year cycles: the 2021-2023 ("2021-2023 LTIP"), the 2020-2022 ("2020-2022 LTIP") and the 2019-2021 (“2019-2021 LTIP”) plans. Payouts of performance units for the plans will be based on the achievement of certain goals, in each case excluding non-recurring items as disclosed in the Company’s financial statements.

•For the 2021-2023 LTIP plan, the average annual operating income growth percentage and cumulative free cash flow over the plan period will each comprise 50% of the payout and will be measured independently of the other. Participants will receive stock dividend equivalents declared over the performance period based on the number of performance units paid upon vesting.
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

For these plans, payouts for certain executive officers are subject to formulaic upward or downward adjustment by up to 25%, capped at an overall payout of 250%, based upon the Company’s total shareholder return relative to specified comparable groups over the performance period.

The fair values of the performance units awarded during the years ended December 2021, 2020 and 2019 were calculated primarily using a Monte-Carlo simulation model with the following weighted-average assumptions:

Weighted-average assumptions used:	2021	2020	2019
Annual dividend yield	n/a	n/a	1.4%
Risk-free interest rate	0.2%	1.4%	2.4%
Annualized volatility	33.6%	24.5%	27.4%
Expected life (in years)	2.9	2.9	2.8

    Performance unit grant and vesting information is summarized as follows:

	Fiscal Years
	2021	2020	2019
Weighted-average grant date fair value	$30.11	$25.39	$22.06
Fair value of units vested in fiscal year ending (in millions)	$19	$18	$17

CSX 2021 Form 10-K p.64

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 4.  Stock Plans and Share-Based Compensation, continued

The performance unit activity related to the outstanding long-term incentive plans and corresponding fair value is summarized as follows:

	Performance Units Outstanding (in Thousands)	Weighted-Average Fair Value at Grant Date
Unvested at December 31, 2020	1,920	$23.86
Granted	597	30.11
Forfeited	(59)	24.30
Vested	(882)	22.09
Unvested at December 31, 2021	1,576	$27.21

As of December 2021, there was $20 million of total unrecognized compensation cost related to performance units that is expected to be recognized over a weighted-average period of approximately two years.

Stock Options
    Stock options in 2021, 2020, and 2019 were primarily granted along with the corresponding LTIP plans. Under this program, an employee receives an award that provides the opportunity in the future to purchase CSX shares at the closing market price of the stock on the date the award is granted (the strike price). Options granted become exercisable in equal installments on the anniversary of the grant date over a vesting period (three-year graded). All options expire 10 years from the grant date if they are not exercised.

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

    Assumptions and inputs used to estimate fair value of stock options are summarized as follows:

	Fiscal Years
	2021	2020	2019
Weighted-average grant date fair value	$7.94	$6.31	$5.96

Stock options valuation assumptions:
Annual dividend yield	1.2%	1.2%	1.3%
Risk-free interest rate	0.7%	1.4%	2.4%
Annualized volatility	31.2%	26.1%	25.7%
Expected life (in years)	6.0	6.0	6.1
Other pricing model inputs:
Weighted-average grant-date market price of CSX stock (strike price)	$29.65	$26.53	$23.34
CSX 2021 Form 10-K p.65

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 4.  Stock Plans and Share-Based Compensation, continued

The stock option activity is summarized as follows:

	Stock Options Outstanding (in Thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in Millions)
Outstanding at December 31, 2020	12,652	$20.29
Granted	2,005	29.69
Forfeited	(174)	26.91
Exercised	(1,971)	15.76
Outstanding at December 31, 2021	12,512	$22.42	7.2	$190
Exercisable at December 31, 2021	6,347	$18.16	6.1	$123

Unrecognized compensation expense related to stock options as of December 2021 was $15 million and is expected to be recognized over a weighted-average period of approximately two years. The Company issues new shares upon stock option exercises. Additional information on stock option exercises is summarized as follows:

(Dollars in Millions)	2021	2020	2019
Intrinsic value of stock options exercised	$32	$30	$87
Cash received from option exercises	$31	$29	$45

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

	Fiscal Years
	2021	2020	2019
Weighted-average grant date fair value	$29.84	$26.43	$23.06
Fair value of units and awards vested during fiscal year ended (in millions)	$12	$8	$7

CSX 2021 Form 10-K p.66

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 4.  Stock Plans and Share-Based Compensation, continued

The restricted stock activity related to the outstanding long-term incentive plans and other awards and corresponding fair value is summarized as follows:

	Restricted Stock Units and Awards Outstanding (in Thousands)	Weighted-Average Fair Value at Grant Date
Unvested at December 31, 2020	1,055	$22.36
Granted	561	29.84
Forfeited	(50)	27.31
Vested	(543)	21.26
Unvested at December 31, 2021	1,023	$27.53

As of December 2021, unrecognized compensation expense for these restricted stock units and awards was approximately $12 million, which will be expensed over a weighted-average remaining period of two years.

Stock Awards for Directors
    CSX’s non-management directors receive a base annual retainer of $122,500 to be paid quarterly in cash, unless the director chooses to defer the retainer in the form of cash or CSX common stock. Additionally, non-management directors receive an annual grant of common stock in the amount of approximately $172,500, with the number of shares to be granted based on the average closing price of CSX stock in the months of November, December and January. The independent non-executive Chairman also receives an annual grant of common stock in the amount of approximately $250,000, with the number of shares to be granted based on the average closing price of CSX stock in the months of November, December, and January. These awards are evaluated periodically by the Board of Directors.

Employee Stock Purchase Plan
In May 2018, shareholders approved the 2018 CSX Employee Stock Purchase Plan (“ESPP”) for the benefit of Company employees. The Company registered 12 million (split-adjusted) shares of common stock that may be issued pursuant to this plan. Under the ESPP, employees may contribute between 1% and 10% of base compensation, after-tax, to purchase up to $25,000 of market value CSX common stock per year at 85% of the closing market price on either the grant date or the last day of the six-month offering period, whichever is lower. During 2021, 2020 and 2019, the Company issued the following shares under this program.

	Fiscal Years
	2021	2020	2019
Shares issued (in thousands)	730	726	747
Weighted average purchase price per share	$21.90	$20.13	$17.57

CSX 2021 Form 10-K p.67

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 5.  Casualty, Environmental and Other Reserves

    Activity related to casualty, environmental and other reserves is as follows:

	Casualty	Environmental	Other
(Dollars in Millions)	Reserves	Reserves	Reserves	Total
December 31, 2018	$199	$80	$45	$324
Charged to Expense	56	17	34	107
Payments	(68)	(23)	(35)	(126)
December 31, 2019	187	74	44	305
Charged to Expense	55	20	32	107
Payments	(46)	(18)	(34)	(98)
December 31, 2020	196	76	42	314
Assumed in Acquisition of Quality Carriers	—	29	33	62
Charged to Expense	55	26	49	130
Payments	(71)	(23)	(44)	(138)
December 31, 2021	$180	$108	$80	$368

    Personal injury and environmental reserves are considered critical accounting estimates due to the need for management judgment. In the table above, the impacts of changes in estimates are included in the charged to expense amount and were not material in 2021, 2020, or 2019. Casualty, environmental and other reserves are provided for in the consolidated balance sheets as shown in the table below.

	December 2021			December 2020
(Dollars in Millions)	Current	Long-term	Total	Current	Long-term	Total
Casualty:
Personal Injury	$37	$81	$118	$38	$93	$131
Occupational	7	55	62	11	54	65
Total Casualty	$44	$136	$180	$49	$147	$196
Environmental	37	71	108	23	53	76
Other	37	43	80	18	24	42
Total	$118	$250	$368	$90	$224	$314

CSX 2021 Form 10-K p.68

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

Casualty
Casualty reserves of $180 million and $196 million for 2021 and 2020, respectively, represent accruals for personal injury, occupational disease and occupational injury claims primarily related to railroad operations. Beginning June 1, 2021, the Company's self-insured retention amount for these claims increased from $75 million to $100 million per occurrence. Currently, no individual claim is expected to exceed the self-insured retention amount. Most of the Company's casualty claims relate to CSXT. In accordance with the Contingencies Topic in the ASC, to the extent the value of an individual claim exceeds the self-insured retention amount, the Company would present the liability on a gross basis with a corresponding receivable for insurance recoveries.

These reserves fluctuate based upon the timing of payments as well as changes in estimate. Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. Defense and processing costs, which historically have been insignificant and are anticipated to be insignificant in the future, are not included in the recorded liabilities. Changes in casualty reserves are included in purchased services and other on the consolidated income statements.

Personal Injury
    Personal injury reserves represent liabilities for employee work-related and third-party injuries. Work-related injuries for CSXT employees are primarily subject to the Federal Employers' Liability Act ("FELA"). CSXT retains an independent actuary to assist management in assessing the value of personal injury claims. An analysis is performed by the actuary quarterly and is reviewed by management. The methodology used by the actuary includes a development factor to reflect growth or reduction in the value of these personal injury claims based largely on CSXT's historical claims and settlement experience. These analyses did not result in a material adjustment to the personal injury reserve in 2021, 2020 or 2019.

CSX 2021 Form 10-K p.69

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 5.  Casualty, Environmental and Other Reserves, continued

Occupational
    Occupational reserves represent liabilities arising from allegations of exposure to certain materials in the workplace (such as solvents, soaps, chemicals and diesel fumes), past exposure to asbestos or allegations of chronic physical injuries resulting from work conditions (such as repetitive stress injuries). Beginning in second quarter 2020, the Company retains an independent actuary to analyze the Company’s historical claims, settlement amounts, and dismissal rates to assist in determining future anticipated claim filing rates and average settlement values. This analysis is performed by the actuary and reviewed by management quarterly. Previously, the quarterly analysis was performed by management. There were no material adjustments to the occupational reserve in 2021, 2020 or 2019.

Environmental
Environmental reserves were $108 million and $76 million for 2021 and 2020, respectively. Environmental reserves as of December 31, 2021, include liabilities assumed as a result of the Company's acquisition of Quality Carriers. The Company is a party to various proceedings related to environmental issues, including administrative and judicial proceedings involving private parties and regulatory agencies. The Company has been identified as a potentially responsible party at approximately 220 environmentally impaired sites. Many of these are, or may be, subject to remedial action under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), also known as the Superfund Law, or similar state statutes. Most of these proceedings arose from environmental conditions on properties used for ongoing or discontinued railroad operations. A number of these proceedings, however, are based on allegations that the Company, or its predecessors, sent hazardous substances to facilities owned or operated by others for treatment, recycling or disposal. In addition, some of the Company’s land holdings were leased to others for commercial or industrial uses that may have resulted in releases of hazardous substances or other regulated materials onto the property and could give rise to proceedings against the Company.

In any such proceedings, the Company is subject to environmental clean-up and enforcement actions under the Superfund Law, as well as similar state laws that may impose joint and several liability for clean-up and enforcement costs on current and former owners and operators of a site without regard to fault or the legality of the original conduct. These costs could be substantial.

CSX 2021 Form 10-K p.70

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

Other
Other reserves were $80 million and $42 million for 2021 and 2020, respectively. These reserves as of December 31, 2021, include liabilities assumed as a result of the Company's acquisition of Quality Carriers. Other reserves include liabilities for various claims, such as automobile, property, general liability and workers' compensation. Also included in other reserves are longshoremen disability claims related to a previously owned international shipping business (these claims are in runoff) as well as claims for current port employees.

CSX 2021 Form 10-K p.71

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 6.  Properties

Details of the Company’s net properties are as follows:

(Dollars in Millions)		Accumulated	Net Book	Annual Depreciation	Estimated Useful Life	Depreciation
December 2021	Cost	Depreciation	Value	Rate	( Avg. Years)	Method
Road
Rail and Other Track Material	$8,761	$(1,835)	$6,926	2.5%	41	Group Life
Ties	6,522	(1,923)	4,599	3.5%	28	Group Life
Grading	2,751	(624)	2,127	1.3%	75	Group Life
Ballast	3,289	(1,094)	2,195	2.6%	38	Group Life
Bridges, Trestles, and Culverts	2,794	(411)	2,383	1.7%	60	Group Life
Signals and Interlockers	3,266	(1,086)	2,180	4.1%	24	Group Life
Buildings	1,388	(514)	874	2.5%	40	Group Life/ Straight Line (a)
Other	5,305	(2,207)	3,098	4.1%	25	Group Life/ Straight Line (a)
Total Road	34,076	(9,694)	24,382
Equipment
Locomotive	4,912	(1,732)	3,180	3.6%	27	Group Life
Freight Cars	2,322	(358)	1,964	2.9%	35	Group Life
Work Equipment and Other	2,891	(1,706)	1,185	8.2%	12	Group Life/ Straight Line (a)
Total Equipment	10,125	(3,796)	6,329
Land	1,885	—	1,885	N/A	N/A	N/A
Construction In Progress	419	—	419	N/A	N/A	N/A
Total Properties	$46,505	$(13,490)	$33,015
(a) For depreciation method, certain asset categories contain intermodal terminals, trucking or technology-related assets, which are depreciated using the straight-line method.

CSX 2021 Form 10-K p.72

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 6.  Properties, continued

(Dollars in Millions)		Accumulated	Net Book	Annual Depreciation	Estimated Useful Life	Depreciation
December 2020	Cost	Depreciation	Value	Rate	(Avg. Years)	Method
Road
Rail and Other Track Material	$8,449	$(1,739)	$6,710	2.5%	41	Group Life
Ties	6,284	(1,780)	4,504	3.5%	28	Group Life
Grading	2,768	(614)	2,154	1.3%	75	Group Life
Ballast	3,238	(1,051)	2,187	2.6%	38	Group Life
Bridges, Trestles, and Culverts	2,688	(380)	2,308	1.7%	60	Group Life
Signals and Interlockers	3,170	(944)	2,226	4.1%	24	Group Life
Buildings	1,366	(529)	837	2.5%	40	Group Life/ Straight Line (a)
Other	5,146	(2,101)	3,045	4.1%	25	Group Life/ Straight Line (a)
Total Road	33,109	(9,138)	23,971
Equipment
Locomotive	5,085	(1,849)	3,236	3.6%	27	Group Life
Freight Cars	2,557	(540)	2,017	2.9%	35	Group Life
Work Equipment and Other	2,585	(1,559)	1,026	8.2%	12	Group Life/ Straight Line (a)
Total Equipment	10,227	(3,948)	6,279
Land	1,823	—	1,823	N/A	N/A	N/A
Construction In Progress	371	—	371	N/A	N/A	N/A
Total Properties	$45,530	$(13,086)	$32,444
(a) For depreciation method, certain asset categories contain intermodal terminals or technology-related assets, which are depreciated using the straight-line method.

CSX 2021 Form 10-K p.73

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

CSX 2021 Form 10-K p.74

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 6.  Properties, continued

Depreciation Method
The depreciable assets of the Company are depreciated using either the group-life or straight-line method of accounting, which are both acceptable depreciation methods in accordance with GAAP. The Company depreciates its railroad assets, including main-line track, locomotives and freight cars, using the group-life method. Assets depreciated under the group-life method comprise 86% of total fixed assets of $46.5 billion on a gross basis as of December 2021. The remaining depreciable assets of the Company, including non-railroad assets and assets under finance leases, are depreciated using the straight-line method on a per asset basis. Land is not depreciated.

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

    The Company completed a depreciation study for its road and track assets in 2020 and for equipment assets in 2019, both of which resulted in changes to accumulated depreciation, service lives, salvage values, and other related factors for certain assets. Recent experience with depreciation studies has resulted in changes to accumulated depreciation and depreciation rates that did not materially affect the Company's depreciation expense of $1.4 billion, $1.4 billion and $1.3 billion for 2021, 2020 and 2019, respectively.

CSX 2021 Form 10-K p.75

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

For sales or retirements of assets depreciated under the group-life method that do not occur in the ordinary course of business, a gain or loss may be recognized if the sale or retirement meets each of the following three criteria: (i) it is unusual, (ii) it is material in amount, and (iii) it varies significantly from the retirement profile identified through our depreciation studies. No material gains or losses were recognized on the sale of assets depreciated using the group-life method in 2021, 2020 or 2019, as no sales met the criteria described above.

Land and Straight-line Assets Sales and Retirements
    When the Company sells or retires land, land-related easements or assets depreciated under the straight-line method, a gain or loss is recognized in purchased services and other on the consolidated statements of income. Primarily as a result of its initiative to monetize non-core properties, the Company recognized gains on the sale of properties of $454 million, $35 million and $151 million in 2021, 2020 and 2019, respectively.

Sale of Property Rights to the Commonwealth of Virginia
On March 26, 2021, the Company entered into a comprehensive agreement to sell certain property rights in three CSX-owned line segments to the Commonwealth of Virginia (“Commonwealth”) over three phases for a total of $525 million. The timing and amount of gains recognized are based on the allocation of fair value to each conveyance, the timing of future conveyances and collectability. In April 2021, upon closing of the first phase of the agreement, the Company collected $200 million in proceeds and recognized a $349 million gain. In fourth quarter 2021, the Company collected additional proceeds of $200 million, a portion of which was attributable to the first phase with the remaining attributable to the second phase. There was no gain recognized in fourth quarter 2021 related to this agreement. As the second phase closed on January 10, 2022, the resulting $20 million gain will be recognized in first quarter 2022.

The Company anticipates closing on the remaining conveyances by the end of 2022, which will result in future cash proceeds and gains. As of December 31, 2021, the carrying values of the remaining assets subject to this transaction were not material.

CSX 2021 Form 10-K p.76

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 6.  Properties, continued

Impairment Review
Properties and other long-lived assets are reviewed for impairment whenever events or business conditions indicate the carrying amount of such assets may not be fully recoverable. Initial assessments of recoverability are based on estimates of undiscounted future net cash flows associated with an asset or a group of assets in accordance with the Property, Plant, and Equipment Topic in the ASC. Where impairment is indicated, the assets are evaluated and their carrying amount is reduced to fair value based on discounted net cash flows or other estimates of fair value. Impairment expense of $2 million in 2021 and $8 million in 2020 was primarily due to the discontinuation of certain in-progress projects. In 2019, impairment expense of $22 million was related to an intermodal terminal sale agreement. Impairment expense is recorded in purchased services and other expense on the consolidated income statement.

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

The Company has various lease agreements with other parties with terms up to 50 years. Non-cancelable, long-term leases may include provisions for maintenance, options to purchase and options to extend the terms. These options are included in the lease term when it is reasonably certain that the option will be exercised. Lease expense for operating leases, including leases with escalations over their terms, is recognized on a straight-line basis over the lease term. Variable lease expense is recognized in the period in which the obligation for those payments is incurred. Lease expense is included in equipment and other rents on the consolidated income statements and is reported net of lease income. Lease income was not material to the results of operations for 2021, 2020 or 2019.
CSX 2021 Form 10-K p.77

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 7. Leases, continued

CSX has a significant operating lease with the State of Georgia for approximately 137 miles of right-of-way with integral equipment for a term of 50 years with an annual 2.5% increase. The following table presents information about the amount, timing and uncertainty of cash flows arising from all of the Company’s operating leases as of December 31, 2021.

(Dollars in Millions)	December 2021
Maturity of Lease Liabilities	Lease Payments
2022	$66
2023	55
2024	45
2025	40
2026	31
Thereafter	1,153
Total undiscounted operating lease payments	$1,390
Less: Imputed interest	(848)
Present value of operating lease liabilities	$542

(Dollars in Millions)	2021	2020
Balance Sheet Classification
Right of use asset	$501	$472

Current lease liabilities (included in other current liabilities)	$64	$45
Long-term lease liabilities	478	455
Total operating lease liabilities	$542	$500

Other Information
Weighted-average remaining lease term for operating leases	32 years	35 years
Weighted-average discount rate for operating leases	4.9%	5.0%

Cash Flows
    As of December 2021 and 2020, the Company's right-of-use asset was valued at $501 million and $472 million, respectively. In 2021, right-of-use assets of $88 million were recognized as non-cash asset additions that resulted from the inclusion of Quality Carriers’ leases and new operating lease liabilities. In 2020, right-of-use assets of $11 million were recognized as non-cash asset additions due to new operating lease liabilities. Cash paid for amounts included in the present value of operating lease liabilities was $60 million and $59 million during the years ended 2021 and 2020, respectively, and is included in operating cash flows.

CSX 2021 Form 10-K p.78

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 7. Leases, continued

Operating Lease Costs
    These costs are primarily related to long-term operating leases, but also include immaterial amounts for variable leases and short-term leases with terms greater than 30 days. These amounts are shown in the table below.

	Fiscal Years
(Dollars in Millions)	2021	2020	2019
Rent Expense on Operating Leases	$89	$82	$84

Finance Leases
    Finance leases are included in properties - net and long-term debt on the consolidated balance sheets and were not material as of December 2021 or December 2020. The associated amortization expense and interest expense are included in depreciation and interest expense, respectively, on the consolidated income statements and were not material to the results of operations for 2021, 2020 or 2019.

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

    The following table summarizes the number of locomotives covered and CSXT’s payments under the long-term maintenance program.

	Fiscal Years
(Dollars in Millions)	2021	2020	2019
Amounts Paid	$99	$158	$139
Number of Locomotives	1,863	1,874	1,897

CSX 2021 Form 10-K p.79

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 8.  Commitments and Contingencies, continued

    The total of annual payments under the agreement, including those related to locomotive rebuilds and the long-term locomotive maintenance program, are estimated in the table below.

    Additionally, the Company has various other commitments to purchase technology, communications, track maintenance services and materials, and other services from various suppliers. Total annual payments under all of these purchase commitments are also estimated in the table below.

(Dollars in Millions)	Locomotive Maintenance & Rebuild Payments	Other Commitments	Total
2022	$205	$45	$250
2023	231	35	266
2024	273	31	304
2025	288	30	318
2026	218	13	231
Thereafter	1,643	81	1,724
Total	$2,858	$235	$3,093

Insurance
    The Company maintains insurance programs with substantial limits for property damage, including resulting business interruption, and third-party liability. A certain amount of risk is retained by the Company on each insurance program. Under its property insurance program, the Company retains all risk up to $100 million per occurrence for losses from floods and named windstorms and up to $75 million per occurrence for other property losses. For third-party liability claims, the Company retains all risk up to $100 million per occurrence. As CSX negotiates insurance coverage above its full self-retention amounts, it retains a percentage of risk at various layers of coverage. While the Company believes its insurance coverage is adequate, future claims could exceed existing insurance coverage or insurance may not continue to be available at commercially reasonable rates.

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

CSX 2021 Form 10-K p.80

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 8.  Commitments and Contingencies, continued

The Company is able to estimate a range of possible loss for certain legal proceedings for which a loss is reasonably possible in excess of reserves established. The Company has estimated this range to be $2 million to $25 million in aggregate as of December 31, 2021. This estimated aggregate range is based upon currently available information and is subject to significant judgment and a variety of assumptions. Accordingly, the Company's estimate will change from time to time, and actual losses may vary significantly from the current estimate.

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

CSX 2021 Form 10-K p.81

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

    In March 2016, EPA issued its Record of Decision detailing the agency’s mandated remedial process for the lower 8 miles of the Study Area. Approximately 80 parties, including Pharmacia, are participating in an EPA-directed allocation and settlement process to assign responsibility for the remedy selected for the lower 8 miles of the Study Area. CSXT is participating in the EPA-directed allocation and settlement process on behalf of Pharmacia. EPA has also selected an interim remedy for the remainder of the Study Area in a Record of Decision dated September 28, 2021. Settlement discussions are also ongoing for the selected interim remedy.

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

CSX 2021 Form 10-K p.82

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

In addition to these plans, the Company sponsors a post-retirement medical plan and a life insurance plan that provide certain benefits to full-time, salaried, management employees hired prior to 2003 upon their retirement if certain eligibility requirements are met. Beginning in 2019, both the life insurance benefit for eligible active management employees and health savings account contributions made by the Company to eligible retirees younger than 65 were eliminated for those retiring on or after January 1, 2019. Beginning in 2020, the employer-funded health reimbursement arrangements and life insurance benefit for eligible retirees 65 years or older were eliminated. These changes did not result in a curtailment loss as there was no material impact to service costs for active plan participants.

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

	Summary of Participants as of
	January 1, 2021
	Pension Plans	Post-retirement Medical Plan
Active Employees	3,019	698
Retirees and Beneficiaries	11,659	847
Other(a)	3,748	—
Total	18,426	1,545
(a) For pension plans, the other category consists mostly of terminated but vested former employees.

CSX 2021 Form 10-K p.83

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

Cash Flows
    Plan assets are amounts that have been segregated and restricted to provide qualified pension plan benefits and include amounts contributed by the Company and amounts earned from invested contributions, net of benefits paid. Qualified pension plan obligations are funded in accordance with regulatory requirements and with an objective of meeting or exceeding minimum funding requirements necessary to avoid restrictions on flexibility of plan operation and benefit payments. The Company funds the cost of the post-retirement medical and life insurance benefits as well as nonqualified pension benefits on a pay-as-you-go basis. No qualified pension plan contributions were made during 2021, 2020 and 2019. No contributions to the Company's qualified pension plans are expected in 2022.

    Future expected benefit payments are as follows:

	Expected Cash Flows
(Dollars in Millions)	Pension Benefits	Post-retirement Benefits
2022	$193	$12
2023	187	9
2024	186	8
2025	183	7
2026	181	7
2027-2031	881	25
Total	$1,811	$68

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

CSX 2021 Form 10-K p.84

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

	December 2021		December 2020
		Percent of		Percent of
(Dollars in Millions)	Amount	Total Assets	Amount	Total Assets
Equity	$1,559	52%	$1,324	44%
Fixed Income	204	7	271	9
Cash and Cash Equivalents	49	1	221	8
Growth-Oriented	$1,812	60%	$1,816	61%
Fixed Income	1,145	38	1,018	34
Cash and Cash Equivalents	59	2	166	5
Immunizing	$1,204	40%	$1,184	39%
Total	$3,016	100%	$3,000	100%

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
CSX 2021 Form 10-K p.85

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 9.  Employee Benefit Plans, continued

Benefit Obligation, Plan Assets and Funded Status
Changes in benefit obligation and the fair value of plan assets for the 2021 and 2020 calendar plan years are as follows:

	Pension Benefits		Post-retirement Benefits
	Plan Year	Plan Year	Plan Year	Plan Year
(Dollars in Millions)	2021	2020	2021	2020
Actuarial Present Value of Benefit Obligation
Accumulated Benefit Obligation	$2,909	$3,134	N/A	N/A
Projected Benefit Obligation	3,022	3,257	$81	$96

Change in Projected Benefit Obligation:
Projected Benefit Obligation at Beginning of Plan Year	$3,257	$3,122	$96	$117
Service Cost (a)	45	46	1	1
Interest Cost	55	82	1	5
Plan Participants' Contributions	—	—	4	6
Actuarial (Gain) Loss	(142)	197	(4)	(11)
Benefits Paid	(193)	(190)	(17)	(22)
Benefit Obligation at End of Plan Year	$3,022	$3,257	$81	$96

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Plan Year	$3,000	$2,825	$—	$—
Actual Return on Plan Assets	187	345	—	—
Non-qualified Employer Contributions	22	20	13	16
Plan Participants' Contributions	—	—	4	6
Benefits Paid	(193)	(190)	(17)	(22)
Fair Value of Plan Assets at End of Plan Year	$3,016	$3,000	$—	$—
Funded Status at End of Plan Year	$(6)	$(257)	$(81)	$(96)
(a)Service cost for 2021 and 2020 includes capitalized service costs of $4 million and $3 million, respectively.

The $142 million net actuarial gain for pension benefits in 2021 was driven by a 35 basis points increase in the weighted average discount rate. In 2020, the $197 million net actuarial loss for pension benefits was driven by a 70 basis points decrease in the weighted average discount rate, partially offset by changes to assumptions based on census data.

CSX 2021 Form 10-K p.86

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

	Pension Benefits		Post-retirement Benefits
	December	December	December	December
(Dollars in Millions)	2021	2020	2021	2020
Amounts Recorded in Consolidated
Balance Sheets:
Long-term Assets (a)	$255	$29	$—	$—
Current Liabilities	(17)	(16)	(12)	(17)
Long-term Liabilities	(244)	(270)	(69)	(79)
Net Amount Recognized in
Consolidated Balance Sheets	$(6)	$(257)	$(81)	$(96)
(a)Long-term assets as of December 2021 and 2020 relate to qualified pension plans where assets exceed projected benefit obligations.

The funded status, or amount by which the benefit obligation exceeds the fair value of plan assets, represents a liability. At December 2021, the status of CSX plans with a net liability only is disclosed below. The total fair value of all plan assets as of December 2021 was $3.0 billion, which includes the qualified pension plans with net assets.

	Aggregate
(Dollars in Millions)	Fair Value	Aggregate
Benefit Obligations in Excess of Plan Assets	of Plan Assets	Benefit Obligation
Projected Benefit Obligation	$—	$(261)
Accumulated Benefit Obligation	—	(249)
CSX 2021 Form 10-K p.87

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

	Pension Benefits Fiscal Years			Post-retirement Benefits Fiscal Years
(Dollars in Millions)	2021	2020	2019	2021	2020	2019
Service Cost Included in Labor and Fringe	$41	$43	$31	$1	$1	$1

Interest Cost	55	82	103	1	5	2
Expected Return on Plan Assets	(186)	(176)	(171)	—	—	—
Amortization of Net Loss	73	54	30	—	1	—
Amortization of Prior Service Cost	—	—	—	(7)	(7)	(7)
Total Income Included in Other Income - Net	$(58)	$(40)	$(38)	$(6)	$(1)	$(5)
Net Periodic Benefit (Credit)/Cost	$(17)	$3	$(7)	$(5)	$—	$(4)
Settlement Gain	—	(1)	—	—	—	—
Total Periodic Benefit (Credit)/Cost	$(17)	$2	$(7)	$(5)	$—	$(4)

Pension and Other Post-retirement Benefits Adjustments
The following table shows the pre-tax change in other comprehensive loss (income) attributable to certain components of net benefit expense and the change in benefit obligation for CSX for pension and other post-employment benefits.

(Dollars in Millions)	Pension Benefits		Post-retirement Benefits
Components of Other Comprehensive	December	December	December	December
Loss (Income)	2021	2020	2021	2020
Recognized in the Balance Sheet
(Gains) Losses	$(143)	$28	$(4)	$(11)
Expense (Income) Recognized in the Income Statement
Amortization of Net Losses	$73	$54	$—	$1
Settlement Gain	—	(1)	—	—
Amortization of Prior Service Costs	—	—	(7)	(7)

As of December 2021, the balances to be amortized related to the Company's pension obligations is a pre-tax loss of $637 million and related to post-retirement obligations is a pre-tax gain of $75 million. These amounts are included in accumulated other comprehensive loss, a component of shareholders’ equity.

CSX 2021 Form 10-K p.88

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

The Company measures the service cost and interest cost components of the net pension and post-retirement benefits expense by using individual spot rates matched with separate cash flows for each future year. The weighted averages of assumptions used by the Company to value its pension and post-retirement obligations were as follows:

	Pension Benefits		Post-retirement Benefits
	2021	2020	2021	2020
Expected Long-term Return on Plan Assets:
Benefit Cost for Current Plan Year	6.75%	6.75%	N/A	N/A
Benefit Cost for Subsequent Plan Year	6.75%	6.75%	N/A	N/A

Discount Rates:
Benefit Cost for Plan Year
Service Cost for Plan Year	2.69%	3.32%	1.81%	2.93%
Interest Cost for Plan Year	1.70%	2.69%	1.27%	2.43%
Benefit Obligation at End of Plan Year	2.78%	2.43%	2.51%	2.07%

Salary Scale Inflation	4.60%	4.60%	N/A	N/A
Cash Balance Plan Interest Credit Rate	3.75%	3.75%	N/A	N/A
CSX 2021 Form 10-K p.89

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 9.  Employee Benefit Plans, continued

Other Plans
Under collective bargaining agreements, the Company participates in a multi-employer benefit plan, which provides certain post-retirement health care and life insurance benefits to eligible contract employees. Premiums under this plan are expensed as incurred and amounted to $21 million, $20 million and $26 million in 2021, 2020 and 2019, respectively.

The Company maintains savings plans for virtually all full-time salaried employees and certain employees covered by collective bargaining agreements. Expense associated with these plans was $29 million, $39 million and $41 million for 2021, 2020 and 2019, respectively, and is included in labor and fringe expense on the consolidated income statement.

Under the terms of collective bargaining agreements that cover union-represented employees, Quality Carriers contributes to three multi-employer pension plans. These plans provide defined benefits to retired participants. All three of these pension plans are in Pension Protection Act zone “red”, meaning they are at least 65% underfunded. Formal rehabilitation plans have been adopted. As of December 31, 2021, based on information provided to the Company from the administrators of these plans, Quality Carriers’ portion of the contingent liability in the case of a full withdrawal or termination from these plans is approximately $334 million, of which $323 million relates to the Central States Southeast and Southwest Areas Pension Plan. The Company does not currently intend to withdraw from any of these multi-employer pension plans. Required monthly contributions to these plans are not material.

CSX 2021 Form 10-K p.90

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 10.  Debt and Credit Agreements

    Debt at December 2021 and December 2020 is shown in the table below. For information regarding the fair value of debt, see Note 13, Fair Value Measurements.

	Maturity at December	Average Interest Rates at December	December	December
(Dollars in Millions)	2021	2021	2021	2020
Notes	2022-2068	4.2%	$16,166	$16,542
Equipment Obligations(a)	2022-2024	6.2%	153	160
Finance Leases	2022-2032	6.1%	47	3
Subtotal Long-term Debt (including current portion)			$16,366	$16,705
Less Debt Due within One Year			(181)	(401)
Long-term Debt (excluding current portion)			$16,185	$16,304
(a) Equipment obligations are secured by an interest in certain railroad equipment.

Debt Issuance & Early Redemption of Long-term Debt
    No debt was issued in 2021. CSX issued the following notes in 2020, which are included in the consolidated balance sheets under long-term debt and may be redeemed by the Company at any time, subject to payment of certain make-whole premiums:
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

In July 2021, finance lease obligations and debt totaling $68 million were assumed related to the Company's acquisition of Quality Carriers on July 1, 2021. See Note 17, Business Combinations.

CSX 2021 Form 10-K p.91

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 10.  Debt and Credit Agreements, continued

Long-term Debt Maturities (Net of Discounts, Premiums and Issuance Costs)

(Dollars in Millions)	Maturities at
Fiscal Years Ending	December 2021
2022	$181
2023	153
2024	560
2025	605
2026	704
Thereafter	14,163
Total Long-term Debt Maturities, including current portion	$16,366

Interest Rate Derivatives
On both April 29, 2020, and July 9, 2020, the Company executed a forward starting interest rate swap with a notional value of $250 million for an aggregate notional value of $500 million. These swaps were effected to hedge the benchmark interest rate associated with future interest payments related to the anticipated refinancing of $850 million of 3.25% notes due in 2027. In accordance with the Derivatives and Hedging Topic in the ASC, the Company has designated these swaps as cash flow hedges. As of December 31, 2021 and 2020, the asset value of the forward starting interest rate swaps was $91 million and $80 million, respectively, and was recorded in other long-term assets on the consolidated balance sheet.

Unrealized gains or losses associated with changes in the fair value of the hedge are recorded net of tax in accumulated other comprehensive income (“AOCI”) on the consolidated balance sheet. Unless settled early, the swaps will expire in 2027 and the unrealized gain or loss in AOCI will be recognized in earnings as an adjustment to interest expense over the same period during which the hedged transaction affects earnings. Unrealized gains, recorded net of tax in other comprehensive income, related to the hedges were $8 million and $62 million for the years ended December 31, 2021 and 2020, respectively.

Credit Facilities
CSX has a $1.2 billion unsecured, revolving credit facility backed by a diverse syndicate of banks. This facility allows same-day borrowings at floating interest rates, based on LIBOR or an agreed-upon replacement reference rate, plus a spread that depends upon CSX's senior unsecured debt ratings. This facility expires in March 2024, and as of December 31, 2021, the Company had no outstanding balances under this facility.

    Commitment fees and interest rates payable under the facility were similar to fees and rates available to comparably rated investment-grade borrowers. As of December 31, 2021, CSX was in compliance with all covenant requirements under the facility.

Commercial Paper
    Under its commercial paper program, which is backed by the revolving credit facility, the Company may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $1.0 billion. Proceeds from issuances of the notes are expected to be used for general corporate purposes. At December 31, 2021, the Company had no commercial paper outstanding.

CSX 2021 Form 10-K p.92

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

	Fiscal Years
(Dollars in millions)	2021	2020	2019

Chemicals	$2,421	$2,309	$2,349
Agricultural and Food Products	1,461	1,386	1,410
Forest Products(a)	918	834	870
Automotive	886	920	1,236
Metals and Equipment	796	675	742
Minerals	587	538	559
Fertilizers(a)	470	414	423
Total Merchandise	7,539	7,076	7,589

Intermodal	2,039	1,702	1,760

Coal	1,790	1,397	2,070

Trucking(b)	410	—	—

Other	744	408	518
Total	$12,522	$10,583	$11,937
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

Revenue Recognition
The Company generates revenue from rail freight billings under contracts with customers generally on a rate per carload, container or ton-basis based on length of haul and commodities carried. The Company’s performance obligation arises when it receives a bill of lading (“BOL”) to transport a customer's commodities at a negotiated price contained in a transportation services agreement or a publicly disclosed tariff rate. Once a BOL is received, a contract is formed whereby the parties are committed to perform, collectability of consideration is probable and the rights of the parties, shipping terms and conditions, and payment terms are identified. A customer may submit several BOLs for transportation services at various times throughout a service agreement term, but each shipment represents a distinct service that is a separately identified performance obligation.

CSX 2021 Form 10-K p.93

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

Effective third quarter 2021, trucking revenue includes revenue from the operations of Quality Carriers and is mostly comprised of truck shipments of chemicals. A performance obligation arises when Quality Carriers receives a customer order to transport a commodity at a contracted rate. Revenue is recorded on a gross basis ratably over transit time.

Other revenue is recorded upon completion of the service and is comprised of revenue from regional subsidiary railroads and incidental charges, including intermodal storage and equipment usage, demurrage and switching. Revenue from regional subsidiary railroads includes shipments by railroads that the Company does not directly operate. Intermodal storage represents charges for customer storage of containers at an intermodal terminal, ramp facility or offsite location beyond a specified period of time. Demurrage represents charges assessed when freight cars are held by a customer beyond a specified period of time. Switching represents charges assessed when a railroad switches cars for a customer or another railroad.

During 2021, 2020 and 2019, revenue recognized from performance obligations related to prior periods (for example, due to changes in transaction price) was not material.

CSX 2021 Form 10-K p.94

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 11. Revenues, continued

Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to future reporting periods for freight services started but not completed at the reporting date. This includes the unearned portion of billed and unbilled amounts for cancellable freight shipments in transit. The Company expects to recognize the unearned portion of revenue for freight services in transit within one week of the reporting date. As of December 31, 2021, remaining performance obligations were not material.

Contract Balances and Accounts Receivable
The timing of revenue recognition, billings and cash collections results in accounts receivable and customer advances and deposits (contract liabilities) on the consolidated balance sheets. Contract assets, contract liabilities and deferred contract costs recorded on the consolidated balance sheet as of December 31, 2021 were not material.

The Company’s accounts receivable - net consists of freight and non-freight receivables, reduced by an allowance for credit losses.

(Dollars in millions)	December 31, 2021	December 31, 2020

Freight Receivables	$951	$716
Freight Allowance for Credit Losses	(14)	(16)
Freight Receivables, net	937	700

Non-Freight Receivables	225	224
Non-Freight Allowance for Credit Losses	(14)	(12)
Non-Freight Receivables, net	211	212
Total Accounts Receivable, net	$1,148	$912

Freight receivables include amounts earned, billed and unbilled, and currently due from customers for transportation-related services. Non-freight receivables include amounts billed and unbilled and currently due related to government reimbursement receivables and other non-revenue receivables. The Company maintains an allowance for credit losses to provide for the estimated amount of receivables that will not be collected. The allowance is based upon an assessment of risk characteristics, historical payment experience, and the age of outstanding receivables adjusted for forward-looking economic conditions as necessary. Credit losses recognized on the Company’s accounts receivable were not material in 2021 and 2020.

CSX 2021 Form 10-K p.95

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 12.  Income Taxes

Earnings before income taxes of $5.0 billion, $3.6 billion and $4.3 billion for fiscal years 2021, 2020 and 2019, respectively, represent earnings from domestic operations. The breakdown of income tax expense between current and deferred is as follows:

	Fiscal Years
(Dollars in Millions)	2021	2020	2019
Current:
Federal	$827	$559	$608
State	176	123	104
Subtotal Current	$1,003	$682	$712

Deferred:
Federal	166	149	235
State	1	31	38
Subtotal Deferred	$167	$180	$273
Total Income Tax Expense	$1,170	$862	$985

The Company recorded a 2021 income tax benefit of $48 million primarily as a result of favorable state legislative changes, additional tax benefits associated with the vesting of share-based awards and adjustments to deferred taxes as a result of filing the 2020 state tax returns. In 2020, the Company recorded an income tax benefit of $30 million primarily as a result of the additional tax benefit associated with vesting of share-based awards and the resolution of certain tax matters. The Company recorded a 2019 income tax benefit of $77 million primarily as a result of the additional tax benefit associated with vesting of share-based awards, federal and state legislative changes, and a change in the valuation of deferred taxes as a result of filing the 2018 tax returns.

Income tax expense reconciled to the tax computed at statutory rates is presented in the following table.

	Fiscal Years
(Dollars In Millions)	2021		2020		2019

Federal Income Taxes	$1,040	21.0%	$762	21.0%	$906	21.0%
State Income Taxes	139	2.8%	117	3.2%	108	2.5%
Other	(9)	(0.2)%	(17)	(0.4)%	(29)	(0.7)%
Income Tax Expense/ Rate	$1,170	23.6%	$862	23.8%	$985	22.8%

CSX 2021 Form 10-K p.96

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 12.  Income Taxes, continued

    The primary factors in the change in year-end net deferred income tax liability balances include the annual provision for deferred income tax expense and accumulated other comprehensive income/loss. The significant components of deferred income tax assets and liabilities include:

	2021		2020
(Dollars in Millions)	Assets	Liabilities	Assets	Liabilities
Pension Plans	$2	$—	$62	$—
Other Employee Benefit Plans	106	—	96	—
Accelerated Depreciation	—	7,366	—	7,195
Other	497	622	320	451
Total	$605	$7,988	$478	$7,646
Net Deferred Income Tax Liabilities		$7,383		$7,168

The Company files a consolidated federal income tax return, which includes its principal domestic subsidiaries. CSX and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. CSX participated in a contemporaneous IRS audit of tax years 2021 and 2020. Federal examinations of original federal income tax returns for all years through 2019 are resolved.

    As of December 2021 and 2020, the Company had approximately $18 million and $16 million, respectively, of total unrecognized tax benefits as a result of uncertain tax positions. Net tax benefits of $15 million and $13 million as of December 2021 and 2020, respectively, could favorably impact the effective income tax rate in each year. The Company does not expect that unrecognized tax benefits as of December 2021 for various state and federal income tax matters will significantly change over the next 12 months. The final outcome of these uncertain tax positions is not yet determinable. There were no material changes to the total gross unrecognized tax benefits and prior year audit resolutions of the Company during the fiscal year ended December 2021.

    CSX’s continuing practice is to recognize net interest and penalties related to income tax matters in income tax expense. Accrued interest and penalties were not material as of December 2021 or 2020. Additionally, expenses from changes to the reserves for interest and penalties were not material in 2021, 2020 or 2019.

CSX 2021 Form 10-K p.97

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

Investments
The Company's investment assets are carried at fair value on the consolidated balance sheet in accordance with the Fair Value Measurements and Disclosures Topic in the ASC. They are valued with assistance from a third-party trustee and consist of corporate bonds, government securities and fixed income mutual funds. The corporate bonds and government securities are valued using broker quotes that utilize observable market inputs, which are Level 2 inputs. The fixed income mutual funds are valued using unadjusted quoted prices for identical assets in active markets, which are Level 1 inputs.
CSX 2021 Form 10-K p.98

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 13.  Fair Value Measurements, continued

    The Company's investment assets are carried at fair value on the consolidated balance sheets as summarized in the following table.

	Fiscal Years
	2021			2020
(Dollars in Millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Fixed Income Mutual Funds	$75	$—	$75	$—	$—	$—
Corporate Bonds	—	63	63	—	68	68
Government Securities	—	26	26	—	33	33
Total investments at fair value	$75	$89	$164	$—	$101	$101

Total investments at amortized cost			$156			$89

These investments have the following maturities and are represented on the consolidated balance sheet within short-term investments for investments with maturities of less than one year, and other long-term assets for investments with maturities of one year and greater.

(Dollars in Millions)	December 2021	December 2020
Less than 1 year	$77	$2
1 - 5 years	28	22
5 - 10 years	12	23
Greater than 10 years	47	54
Total investments at fair value	$164	$101

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

CSX 2021 Form 10-K p.99

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 13.  Fair Value Measurements, continued

The fair value and carrying value of the Company's long-term debt is as follows:

(Dollars in Millions)	December 2021	December 2020
Long-term Debt (Including Current Maturities):
Fair Value	$19,439	$21,076
Carrying Value	16,366	16,705

Interest Rate Derivatives
The Company’s forward starting interest rate swaps are carried at fair value and valued with assistance from a third party based upon pricing models using inputs observed from actively quoted markets. All of the inputs used to determine the fair value of the swaps are Level 2 inputs. The fair value of the Company’s forward starting interest rate swaps asset was $91 million and $80 million at December 31, 2021 and 2020, respectively. See Note 10, Debt and Credit Agreements, for further information.

Pension Plan Assets
    Pension plan assets are reported at fair value, net of pension liabilities, on the consolidated balance sheet. The Investment Committee targets an allocation of pension assets to be generally 60% growth-oriented and 40% immunizing. See Note 9, Employee Benefit Plans, for further information. There are several valuation methodologies used for those assets as described below.
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
•Commingled and common collective trust funds: This class consists of private funds that invest in corporate equity and debt securities, government securities and various short-term debt instruments and are measured at net asset value to estimate the fair value of the investments. The net asset value of the investments is determined by reference to the fair value of the underlying securities, which are valued primarily through the use of directly or indirectly observable inputs. These funds have redemption restrictions that require advanced notice of up to 30 business days.
CSX 2021 Form 10-K p.100

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 13.  Fair Value Measurements, continued

The pension plan assets at fair value by level, within the fair value hierarchy, as of calendar plan years 2021 and 2020 are shown in the table below. For additional information related to pension assets, see Note 9, Employee Benefit Plans.

	Fiscal Years
	2021			2020
(Dollars in Millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Common Stock	$487	$—	$487	$337	$—	$337
Mutual funds	14	—	14	21	—	21
Cash and cash equivalents	108	—	108	387	—	387
Corporate bonds	—	1,013	1,013	—	1,026	1,026
Government securities	—	173	173	—	164	164
Asset-backed securities, derivatives and other	—	98	98	—	85	85
Total investments in the fair value hierarchy	$609	$1,284	$1,893	$745	$1,275	$2,020
Investments measured at net asset value (a)	n/a	n/a	$1,123	n/a	n/a	$980
Investments at fair value	$609	$1,284	$3,016	$745	$1,275	$3,000
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

    For discussion of the drivers of changes in net periodic pension and post-retirement benefit credit from 2020 to 2021 and from 2019 to 2020, refer to Note 9, Employee Benefit Plans. Debt repurchase expense increased from 2019 to 2020 primarily as a result of long-term debt being redeemed earlier relative to maturity date. Other income – net consisted of the following:

	Fiscal Years
(Dollars in Millions)	2021	2020	2019
Net Periodic Pension and Post-retirement Benefit Credit (a)	$64	$42	$43
Interest Income	7	17	48
Debt Repurchase Expense	—	(48)	(10)
Miscellaneous Income	8	8	7
Total Other Income - Net	$79	$19	$88
(a) Excludes the service cost component of net periodic benefit cost.
CSX 2021 Form 10-K p.101

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 15.  Investment in Affiliates and Related-Party Transactions

CSX's investments in affiliates are included on the consolidated balance sheet as investments in affiliates and other companies.

	December	December
(Dollars in Millions)	2021	2020
Equity-method investments:
Conrail	$1,083	$1,025
TTX	849	796
Other	167	164
Total	$2,099	$1,985

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

Conrail owns rail infrastructure and operates for the joint benefit of CSX and NS. This is known as the shared asset area. Conrail charges fees for right-of-way usage, equipment rentals and transportation, switching and terminal service charges in the shared asset area. These expenses are included in purchased services and other on the consolidated income statements. Future payments due to Conrail under the shared asset area agreements are shown in the table below.

(Dollars in Millions)	Conrail Shared
Years	Asset Agreement
2022	$31
2023	31
2024	23
2025	—
2026	—
Thereafter	—
Total	$85

Also, included in equity earnings of affiliates are CSX’s 42 percent share of Conrail’s income and its amortization of the fair value write-up arising from the acquisition of Conrail and certain other adjustments. The amortization primarily represents the additional after-tax depreciation expense related to the write-up of Conrail’s fixed assets when the original purchase price, from the 1997 acquisition of Conrail, was allocated based on fair value. This write-up of fixed assets resulted in a difference between CSX's investment in Conrail and its share of Conrail's underlying net equity, which is $331 million as of December 2021.

CSX 2021 Form 10-K p.102

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 15.  Investment in Affiliates and Related-Party Transactions, continued

The following table discloses amounts related to Conrail. All amounts in the table below are included in purchased services and other expenses on the Company’s consolidated income statements.

	Fiscal Years
(Dollars in Millions)	2021	2020	2019

Rents, fees and services	$128	$126	$119
Purchase price amortization and other	4	4	4
Equity earnings of Conrail	(44)	(49)	(42)
Total Conrail Expense	$88	$81	$81

As required by the Related Party Disclosures Topic in the ASC, the Company has disclosed amounts below owed to Conrail, or its subsidiaries, representing liabilities under the operating, equipment and shared area agreements with Conrail. In 2014, the Company executed two promissory notes with a subsidiary of Conrail which were included in long-term debt on the consolidated balance sheets. In December 2020, the Company completed a non-cash conversion of its existing payable balance of approximately $217 million and $224 million, 2.89% notes due 2044 into new notes. The new notes for operation of the shared asset area are $441 million, 1.31% notes due 2050. Interest expense from these promissory notes was $6 million in each 2021, 2020 and 2019.

	December	December
(Dollars in Millions)	2021	2020
Balance Sheet Information:
CSX accounts payable to Conrail	$100	$50
Promissory notes payable to Conrail subsidiary
1.31% CSX Promissory Note due December 2050	73	73
1.31% CSXT Promissory Note due December 2050	368	368

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

CSX 2021 Form 10-K p.103

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

	Fiscal Years
(Dollars in Millions)	2021	2020	2019
Income statement information:
Car hire rents	$221	$219	$223
Equity earnings of TTX	(52)	(51)	(56)
Total TTX expense	$169	$168	$167

Also included below is balance sheet information related to CSX's payable to TTX, which represents car rental liabilities.

	December	December
Balance sheet information:	2021	2020
CSX payable to TTX	$35	$40

Other Related Party Transactions
    On October 17, 2019, the Company repurchased 14.1 million (split-adjusted) shares for $319 million from MR Argent Advisor LLC, a CSX shareholder on behalf of certain limited partners of its affiliated funds. See additional discussion in Note 2, Earnings Per Share.

NOTE 16. Other Comprehensive Income (Loss)

    CSX reports comprehensive earnings or loss in accordance with the Comprehensive Income Topic in the ASC in the consolidated comprehensive income statement. Total comprehensive earnings are defined as all changes in shareholders' equity during a period, other than those resulting from investments by and distributions to shareholders (e.g., issuance of equity securities and dividends). Generally, for CSX, total comprehensive earnings equal net earnings plus or minus adjustments for pension and other post-retirement liabilities as well as other adjustments. Total comprehensive earnings represent the activity for a period net of tax and were $4.0 billion, $2.8 billion and $3.3 billion for 2021, 2020 and 2019, respectively.

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
CSX 2021 Form 10-K p.104

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 16. Other Comprehensive Income (Loss), continued

    Changes in the AOCI balance by component are shown in the following table. Amounts reclassified in pension and other post-employment benefits to net earnings relate to the amortization of actuarial losses and are included in other income-net on the consolidated income statements. See Note 9, Employee Benefit Plans, for further information. Interest rate derivatives consist of forward starting interest rate swaps classified as cash flow hedges. See Note 10, Debt and Credit Agreements, for further information. Items classified as other primarily represent CSX's share of AOCI of equity method investees. Amounts reclassified in other to net earnings are included in purchased services and other or equipment and other rents on the consolidated income statements.

	Pension and Other Post-Employment Benefits	Interest Rate Derivatives	Other	Accumulated Other Comprehensive Income (Loss)
(Dollars in millions)
Balance December 31, 2018 - Net of Tax	$(604)	$—	$(57)	$(661)
Other Comprehensive Income (Loss)
Loss Before Reclassifications	(43)	—	(5)	(48)
Amounts Reclassified to Net Earnings	23	—	8	31
Tax Benefit	5	—	(2)	3
Total Other Comprehensive (Loss) Income	$(15)	$—	$1	$(14)
Balance December 31, 2019 - Net of Tax	$(619)	$—	$(56)	$(675)
Other Comprehensive Income (Loss)
Loss Before Reclassifications	(17)	80	(10)	53
Amounts Reclassified to Net Earnings	47	—	5	52
Tax Benefit (Expense)	(9)	(18)	(1)	(28)
Total Other Comprehensive Income (Loss)	$21	$62	$(6)	$77
Balance December 31, 2020 - Net of Tax	$(598)	$62	$(62)	$(598)
Other Comprehensive Income (Loss)
(Loss) Income Before Reclassifications	147	11	—	158
Amounts Reclassified to Net Earnings	66	—	15	81
Tax Expense	(46)	(3)	—	(49)
Total Other Comprehensive Income	$167	$8	$15	$190
Balance December 31, 2021 - Net of Tax	$(431)	$70	$(47)	$(408)

CSX 2021 Form 10-K p.105

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 17.     Business Combinations

Acquisition of Quality Carriers, Inc.
On July 1, 2021, the Company completed its acquisition of Quality Carriers, the largest provider of bulk liquid chemicals truck transportation in North America, for $544 million in cash, which is presented on the statement of cash flows net of $3 million cash acquired. Through a network of over 100 company-owned and affiliate terminals and facilities in key locations throughout the United States, Canada and Mexico, Quality Carriers provides transportation services to many of the leading chemical producers and shippers in North America. The results of Quality Carriers' operations and its cash flows were consolidated prospectively.

The Company accounted for the transaction using the acquisition method in accordance with ASC Topic 805, Business Combinations. The purchase price allocation was finalized as of December 31, 2021, and total measurement period adjustments to the preliminary allocation were immaterial. The allocation of total consideration to the fair values of the acquired assets and liabilities of Quality Carriers is summarized in the table below.

(Dollars in millions)	July 1, 2021
Assets Acquired:
Cash and Cash Equivalents	$3
Accounts Receivable, net	113
Properties and Equipment, net	225
Goodwill	213
Intangible Assets	180
Other Assets	9
Total Assets Acquired	$743
Liabilities Assumed:
Accounts Payable and Accrued Liabilities	$48
Finance Lease Obligations and Notes Payable	68
Casualty, Environmental and Other Reserves	62
Other Long-term Liabilities	21
Total Liabilities Assumed	$199
Fair Value of Assets Acquired, Net of Liabilities Assumed:	$544

CSX 2021 Form 10-K p.106

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 17.    Business Combinations, continued

Cash paid to acquire the business, net of acquired cash and cash equivalents of $3 million, is included in investing activities on the Company's consolidated statement of cash flows. Properties and equipment of $225 million include tractors and trailers, equipment, land, buildings and other assets. For information about Goodwill and intangible assets, see Note 18, Goodwill and Other Intangible Assets.

The Company incurred costs related to this acquisition of approximately $17 million. All acquisition-related costs were expensed as incurred and have been recorded in purchased services and other in the accompanying consolidated income statements.

This acquisition is not material with respect to the Company’s financial statements when reviewed under the quantitative and qualitative considerations of Regulation S-X Article 11 and ASC Topic 805. As the acquisition is not material, CSX has not provided pro forma information relating to the pre-acquisition period.

Proposed Acquisition of Pan Am Systems, Inc.
On November 30, 2020, CSX signed a definitive agreement to acquire Pan Am Systems, Inc. (“Pan Am”) which is the parent company of Pan Am Railways, Inc. who jointly owns Pan Am Southern, LLC with a subsidiary of Norfolk Southern Corporation. Pan Am owns and operates a highly integrated, nearly 1,200-mile rail network and has a joint interest in the more than 600-mile Pan Am Southern system. This acquisition, if approved, will expand CSX’s reach in the Northeastern United States. Assets and facilities to be acquired as part of the proposed transaction include road and track assets, work equipment, land, buildings and other assets. On February 25, 2021, the Company began the process of seeking approval from the STB. On January 13 and 14, 2022, the Company participated in a hearing before the STB to discuss the proposed transaction and a decision is expected by mid-April 2022. This proposed acquisition is not expected to be material with respect to the Company's financial statements when reviewed under the quantitative and qualitative considerations of Regulation S-X Article 11 and ASC Topic 805.

CSX 2021 Form 10-K p.107

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 18.     Goodwill and Other Intangible Assets

The following table presents goodwill and other intangible asset balances and adjustments to those balances for the years ended December 31, 2021 and 2020:

	Goodwill	Intangible Assets
(Dollars in millions)	Net Carrying Amount	Cost	Accumulated Amortization	Net Carrying Amount	Total Goodwill and Other Intangible Assets - Net
Balance at December 31, 2019	$63	$—	$—	$—	$63
Additions	—	—	—	—	—
Amortization	—	—	—	—	—
Balance at December, 31, 2020	$63	$—	$—	$—	$63
Additions	213	180	—	180	393
Amortization	—	—	(5)	(5)	(5)
Balance at December, 31, 2021	$276	$180	$(5)	$175	$451

As a result of the acquisition of Quality Carriers, Inc. on July 1, 2021, CSX recognized goodwill and intangible assets. The goodwill of $213 million was calculated as the excess of the consideration paid over the fair value of net assets assumed as of July 1, 2021 and relates primarily to the ability of CSX to extend the reach of its network and gain access to new products, markets, and regions through a unique and competitive multimodal solution that leverages the reach of truck transportation with the cost advantage of rail-based services. Goodwill recognized in the acquisition is deductible for tax purposes. Prior to 2021, the Company's goodwill balance related to affiliates of CSXT, primarily P&L Transportation, Inc.

Intangible assets of $180 million consist of $150 million of customer relationships and $30 million of trade names that will be amortized over a weighted-average period of 20 years and 15 years, respectively.

In fourth quarter 2021, CSX performed its annual evaluation of each reporting unit's goodwill and intangible assets for impairment. No impairment was recorded as a result of this evaluation.

CSX 2021 Form 10-K p.108

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 19.     Quarterly Financial Data (Unaudited)

The following selected quarterly financial data has been adjusted for the three-for-one stock split effective June 28, 2021.

Fiscal Year Ended December 2021	Quarters
(Dollars in Millions, Except Per Share Amounts)	1st	2nd	3rd	4th	Full Year
Revenue	$2,813	$2,990	$3,292	$3,427	$12,522
Operating Income	1,101	1,691	1,436	1,366	5,594
Net Earnings	706	1,173	968	934	3,781

Net Earnings Per Share, Basic	$0.31	$0.52	$0.43	$0.42	$1.68
Net Earnings Per Share, Assuming Dilution	$0.31	$0.52	$0.43	$0.42	$1.68

Fiscal year Ended December 2020
Revenue	$2,855	$2,255	$2,648	$2,825	$10,583
Operating Income	1,178	828	1,141	1,215	4,362
Net Earnings	770	499	736	760	2,765

Net Earnings Per Share, Basic	$0.33	$0.22	$0.32	$0.33	$1.20
Net Earnings Per Share, Assuming Dilution	$0.33	$0.22	$0.32	$0.33	$1.20
CSX 2021 Form 10-K p.109

CSX CORPORATION
PART II
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
    None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
As of December 31, 2021, under the supervision and with the participation of CSX's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that, as of December 31, 2021, the Company's disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in CSX’s periodic SEC reports.

Management's Report on Internal Control over Financial Reporting
CSX’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the management of CSX, including CSX’s CEO and CFO, CSX conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which is also referred to as COSO. Based on that evaluation, management of CSX concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021. Management's assessment of the effectiveness of internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

The Company’s internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

CSX 2021 Form 10-K p.110

CSX CORPORATION
PART II
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of CSX Corporation

Opinion on Internal Control Over Financial Reporting

We have audited CSX Corporation’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, CSX Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of CSX Corporation as of December 31, 2021 and 2020, and the related consolidated statements of income, comprehensive income, cash flows, and changes in shareholders’ equity for each of the three years in the period ended December 31, 2021, and the related notes of the Company and our report dated February 16, 2022 expressed an unqualified opinion thereon.

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

CSX 2021 Form 10-K p.111

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
February 16, 2022

CSX 2021 Form 10-K p.112

CSX CORPORATION
PART II
Changes in Internal Control over Financial Reporting
There were no material changes in the Company’s internal control over financial reporting.

Item 9B.  Other Information
    None

Item 9C.  Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.
PART III

Item 10.  Directors, Executive Officers of the Registrant and Corporate Governance
    In accordance with Instruction G(3) of Form 10-K, the information required by this item is incorporated herein by reference to the Proxy Statement. The Proxy Statement will be filed no later than April 30, 2022 with respect to the 2022 annual meeting of shareholders, except for the information regarding the executive officers of the Company. Information regarding executive officers is included in Part I of this report under the caption "Executive Officers of the Registrant."

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

CSX 2021 Form 10-K p.113

CSX CORPORATION
PART IV
Item 15.  Exhibits, Financial Statement Schedules
(a)(1) Financial Statements

See Index to Consolidated Financial Statements on page	48.
(2) Financial Statement Schedules
      The information required by Schedule II, Valuation and Qualifying Accounts, is included in Note 5 to the Consolidated Financial Statements, Casualty, Environmental and Other Reserves. All other financial statement schedules are not applicable.
(3) Exhibits
See exhibits listed under part (b) below.

(b) The documents listed below are being filed or have previously been filed on behalf of CSX and are incorporated herein by reference from the documents indicated and made a part hereof. Exhibits not previously filed are filed herewith. Pursuant to Regulation S-K, Item 601(b)(4)(iii), instruments that define the rights of holders of the Registrant's long-term debt securities, where the long-term debt securities authorized under each such instrument do not exceed 10% of the Registrant's total assets, have been omitted and will be furnished to the Commission upon request.

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
September 2, 2004, Exhibit 2.1, Form 8-K
3.1	Amended and Restated Articles of Incorporation of CSX Corporation, effective as of December 16, 2014	February 11, 2015, Exhibit 3.1, Form 10-K
3.2	Articles of Amendment to CSX Corporation's Amended and Restated Articles of Incorporation, as amended	June 7, 2021 Exhibit 3.1, Form 8-K
3.3	Amended and Restated Bylaws of CSX Corporation, effective as of October 7, 2020	October 13, 2020 Exhibit 3.1, Form 8-K
Instruments Defining the Rights of Security Holders, Including Debentures:
4.1(a)(P)	Indenture, dated August 1, 1990, between the Registrant and The Chase Manhattan Bank, as Trustee	September 7, 1990, Form SE
4.1(b)(P)	First Supplemental Indenture, dated as of June 15, 1991, between the Registrant and The Chase Manhattan Bank, as Trustee	May 28, 1992, Exhibit 4(c), Form SE
4.1(c)	Second Supplemental Indenture, dated as of May 6, 1997, between the Registrant and The Chase Manhattan Bank, as Trustee	June 5, 1997, Exhibit 4.3, Form S-4 (Registration No. 333-28523)
4.1(d)	Third Supplemental Indenture, dated as of April 22, 1998, between the Registrant and The Chase Manhattan Bank, as Trustee	May 12, 1998, Exhibit 4.2, Form 8-K
4.1(e)	Fourth Supplemental Indenture, dated as of October 30, 2001, between the Registrant and The Chase Manhattan Bank, as Trustee	November 7, 2001, Exhibit 4.1, Form 10-Q
4.1(f)	Fifth Supplemental Indenture, dated as of October 27, 2003 between the Registrant and The Chase Manhattan Bank, as Trustee	October 27, 2003, Exhibit 4.1, Form 8-K
4.1(g)	Sixth Supplemental Indenture, dated as of September 23, 2004 between the Registrant and JP Morgan Chase Bank, formerly The Chase Manhattan Bank, as Trustee	November 3, 2004, Exhibit 4.1, Form 10-Q
CSX 2021 Form 10-K p.114

CSX CORPORATION
PART IV

Exhibit designation	Nature of exhibit	Previously filed as exhibit to
4.1(h)	Seventh Supplemental Indenture, dated as of April 25, 2007, between the Registrant and The Bank of New York (as successor to JP Morgan Chase Bank), as Trustee	April 26, 2007, Exhibit 4.4, Form 8-K
4.1(i)	Eighth Supplemental Indenture, dated as of March 24, 2010, between the Registrant and The Bank of New York Mellon (as successor to JP Morgan Chase Bank), as Trustee	April 19, 2010, Exhibit 4.1, Form 10-Q
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
December 10, 2020 Exhibit 4.3, Form 8-K
4.2*	Description of Common Stock
Material Contracts:
10.1
Transaction Agreement, dated as of June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation and CRR Holdings LLC, with certain schedules thereto
July 8, 1997, Exhibit 10, Form 8-K
10.2
Amendment No. 1, dated as of August 22, 1998, to the Transaction Agreement, dated as of June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation and CRR Holdings, LLC
June 11, 1999, Exhibit 10.1, Form 8-K
10.3
Amendment No. 2, dated as of June 1, 1999, to the Transaction Agreement, dated as of June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation and CRR Holdings, LLC
June 11, 1999, Exhibit 10.2, Form 8-K
10.4
Amendment No. 3, dated as of August 1, 2000, to the Transaction Agreement by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation, and CRR Holdings, LLC.
March 1, 2001, Exhibit 10.34, Form 10-K
10.5
Amendment No. 4, dated and effective as of June 1, 1999, and executed in April 2004, to the Transaction Agreement, dated as of June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation and CRR Holdings, LLC
August 6, 2004, Exhibit 99.1, Form 8-K
10.6
Amendment No. 5, dated as of August 27, 2004, to the Transaction Agreement, dated as of June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation and CRR Holdings LLC
September 2, 2004, Exhibit 10.1, Form 8-K
10.7
Shared Assets Area Operating Agreement for Detroit, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc. and Norfolk Southern Railway Corporation, with exhibit thereto
June 11, 1999, Exhibit 10.6, Form 8-K
10.8
Shared Assets Area Operating Agreement for North Jersey, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc. and Norfolk Southern Railway Company, with exhibit thereto
June 11, 1999, Exhibit 10.4, Form 8-K
CSX 2021 Form 10-K p.115

CSX CORPORATION
PART IV

Exhibit designation	Nature of exhibit	Previously filed as exhibit to
10.9
Shared Assets Area Operating Agreement for South Jersey/Philadelphia, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc. and Norfolk Southern Railway Company, with exhibit thereto
June 11, 1999, Exhibit 10.5, Form 8-K
10.10
Monongahela Usage Agreement, dated as of June 1, 1999, by and among CSX Transportation, Inc., Norfolk Southern Railway Company, Pennsylvania Lines LLC and New York Central Lines LLC, with exhibit thereto
June 11, 1999, Exhibit 10.7, Form 8-K
10.11
Tax Allocation Agreement, dated as of August 27, 2004, by and among CSX Corporation, Norfolk Southern Corporation, Green Acquisition Corp., Conrail Inc., Consolidated Rail Corporation, New York Central Lines LLC and Pennsylvania Lines LLC
September 2, 2004, Exhibit 10.2, Form 8-K
10.12**	CSX Directors’ Deferred Compensation Plan effective January 1, 2005	February 22, 2008, Exhibit 10.3, Form 10-K
10.13**	CSX Directors' Matching Gift Plan (as amended through February 9, 2011)	March 4, 1994, Exhibit 10.5, Form 10-K
10.14**	Special Retirement Plan of CSX Corporation and Affiliated Companies (as amended through February 14, 2001)	March 4, 2002, Exhibit 10.23, Form 10-K
10.15**	Supplemental Retirement Benefit Plan of CSX Corporation and Affiliated Companies (as amended through February 14, 2001)	March 4, 2002, Exhibit 10.24, Form 10-K
10.16**	CSX Stock and Incentive Award Plan	May 7, 2010, Exhibit 10.1, Form 8-K
10.17**	CSX Executives' Deferred Compensation Plan (as amended and restated effective January 1, 2021)	December 21, 2020, Exhibit 99.1, Form S-8
10.18**	Employment Agreement, effective as of March 29, 2017, between CSX Corporation and Mark K. Wallace	February 7, 2018 Exhibit 10.41, Form 10-K
10.19**	Employment Agreement, effective as of December 22, 2017, between CSX Corporation and James M. Foote	February 7, 2018 Exhibit 10.42, Form 10-K
10.20**	Form of Change of Control Agreement, effective February 7, 2018	February 7, 2018 Exhibit 10.43, Form 10-K
10.21**	CSX 2019-2021 Long-Term Incentive Plan	February 12, 2019 Exhibit 10.1, Form 8-K
10.22	$1,200,000,000 Five-Year Revolving Credit Agreement, dated as of March 29, 2019, among CSX Corporation, as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent	April 3, 2019 Exhibit 10.1, Form 8-K
10.23**	CSX 2019 Stock and Incentive Award Plan (incorporated by reference to Appendix A to the registrant’s Definitive Proxy Statement on Schedule 14A filed March 22, 2019)	May 8, 2019 Exhibit 10.1, Form 8-K
10.24**	Form of 2020-2022 LTIP Performance Unit Award Agreement	February 21, 2020 Exhibit 10.1, Form 8-K
10.25**	Form of 2020 Stock Option Agreement	February 21, 2020 Exhibit 10.2, Form 8-K
10.26**	Form of Restricted Stock Unit Agreement	February 26, 2016 Exhibit 10.2, Form 8-K
10.27**	Amendment to Form of Change of Control Agreement	May 8, 2020 Exhibit 10.1, Form 8-K
CSX 2021 Form 10-K p.116

CSX CORPORATION
PART IV

Exhibit designation	Nature of exhibit	Previously filed as exhibit to
Officer certifications:
31*	Rule 13a-14(a) Certifications
32*	Section 1350 Certifications
Interactive data files:
101*	The following financial information from CSX Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 16, 2022, formatted in XBRL includes: (i) Consolidated Income Statements for the fiscal periods ended December 31, 2021, December 31, 2020, and December 31, 2019, (ii) Consolidated Comprehensive Income Statements for the fiscal periods ended December 31, 2021, December 31, 2020, and December 31, 2019, (iii) Consolidated Balance Sheets at December 31, 2021 and December 31, 2020, (iv) Consolidated Cash Flow Statements for the fiscal periods ended December 31, 2021, December 31, 2020 and December 31, 2019, (v) Consolidated Statements of Changes in Shareholders' Equity for the fiscal periods ended December 31, 2021, December 31, 2020 and December 31, 2019, and (vi) the Notes to Consolidated Financial Statements.
Other exhibits:
21*	Subsidiaries of the Registrant
22.1*	List of Subsidiary Issuers and Guarantors
23*	Consent of Independent Registered Public Accounting Firm
24*	Powers of Attorney

* Filed herewith
** Management Contract or Compensatory Plan or Arrangement
(P) This Exhibit has been paper filed and is not subject to Item 601 of Reg S-K for hyperlinks.
Note: Items not filed herewith have been submitted in previous SEC filings.
CSX 2021 Form 10-K p.117

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSX CORPORATION
(Registrant)

By:   /s/ ANGELA C. WILLIAMS
Angela C. Williams
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Dated: February 16, 2022

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 16, 2022.

Signature	Title

/s/ JAMES M. FOOTE	President, Chief Executive Officer and Director
James M. Foote	(Principal Executive Officer)

/s/SEAN R. PELKEY	Executive Vice President and Chief Financial
Sean R. Pelkey	Officer (Principal Financial Officer)

/s/ ANGELA C. WILLIAMS	Vice President and Chief Accounting Officer
Angela C. Williams	(Principal Accounting Officer)

/s/ NATHAN D. GOLDMAN	Executive Vice President and Chief Legal Officer, Corporate Secretary
Nathan D. Goldman	*Attorney-in-Fact

CSX 2021 Form 10-K p.118

SIGNATURES

Signature	Title

*	Chairman of the Board and Director
John J. Zillmer

*	Director
Donna M. Alvarado

*	Director
Thomas P. Bostick

*	Director
Steven T. Halverson

*	Director
Paul C. Hilal

*	Director
David M. Moffett

*	Director
Linda H. Riefler

*	Director
Suzanne M. Vautrinot

*	Director
James L. Wainscott

*	Director
J. Steven Whisler

CSX 2021 Form 10-K p.119