Form 10-Q
period 2022-03-31
CSX CORP
filed 2022-04-21
CIK 277948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(☒)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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
Yes (☐) No (X)
There were 2,174,259,952 shares of common stock outstanding on March 31, 2022 (the latest practicable date that is closest to the filing date).
CSX Q1 2022 Form 10-Q p.1

CSX CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022
CSX Q1 2022 Form 10-Q p.2

CSX CORPORATION
PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED INCOME STATEMENTS (Unaudited)
(Dollars in millions, except per share amounts)

	First Quarters
	2022	2021

Revenue	$3,413	$2,813
Expense
Labor and Fringe	692	620
Purchased Services and Other	675	472
Depreciation and Amortization	360	345
Fuel	331	190
Equipment and Other Rents	100	88
Gains on Property Dispositions	(27)	(3)
Total Expense	2,131	1,712

Operating Income	1,282	1,101

Interest Expense	(179)	(184)
Other Income - Net	26	20
Earnings Before Income Taxes	1,129	937

Income Tax Expense	(270)	(231)
Net Earnings	$859	$706

Per Common Share (Note 2)
Net Earnings Per Share, Basic	$0.39	$0.31
Net Earnings Per Share, Assuming Dilution	$0.39	$0.31

Average Shares Outstanding (In millions)	2,188	2,282
Average Shares Outstanding, Assuming Dilution (In millions)	2,193	2,286

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

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS (Unaudited)
(Dollars in millions)

	First Quarters
	2022	2021
Total Comprehensive Earnings (Note 11)	$890	$774

See accompanying notes to consolidated financial statements.
CSX Q1 2022 Form 10-Q p.3

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	(Unaudited)
	March 31, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,936	$2,239
Short-term Investments	96	77
Accounts Receivable - Net (Note 8)	1,277	1,148
Materials and Supplies	351	339
Other Current Assets	97	70
Total Current Assets	3,757	3,873

Properties	46,597	46,505
Accumulated Depreciation	(13,613)	(13,490)
Properties - Net	32,984	33,015

Investment in Affiliates and Other Companies	2,143	2,099
Right-of-Use Lease Asset	496	501
Goodwill and Other Intangible Assets - Net	453	451
Other Long-term Assets	619	592
Total Assets	$40,452	$40,531

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$1,050	$963
Labor and Fringe Benefits Payable	547	630
Casualty, Environmental and Other Reserves (Note 4)	118	118
Current Maturities of Long-term Debt (Note 7)	317	181
Income and Other Taxes Payable	359	134
Other Current Liabilities	184	207
Total Current Liabilities	2,575	2,233

Casualty, Environmental and Other Reserves (Note 4)	267	250
Long-term Debt (Note 7)	16,019	16,185
Deferred Income Taxes - Net	7,428	7,383
Long-term Lease Liability	476	478
Other Long-term Liabilities	492	502
Total Liabilities	27,257	27,031

Shareholders' Equity:
Common Stock, $1 Par Value	2,174	2,202
Other Capital	103	66
Retained Earnings	11,284	11,630
Accumulated Other Comprehensive Loss (Note 11)	(377)	(408)
Non-controlling Minority Interest	11	10
Total Shareholders' Equity	13,195	13,500
Total Liabilities and Shareholders' Equity	$40,452	$40,531
Certain prior year data has been retroactively adjusted to reflect the stock split effective June 28, 2021 or reclassified to conform to the current presentation. See accompanying notes to consolidated financial statements.
CSX Q1 2022 Form 10-Q p.4

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CASH FLOW STATEMENTS (Unaudited)
(Dollars in millions)

	Three Months
	2022	2021

OPERATING ACTIVITIES
Net Earnings	$859	$706
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and Amortization	360	345
Deferred Income Taxes	37	40
Gains on Property Dispositions	(27)	(3)
Other Operating Activities	4	28
Changes in Operating Assets and Liabilities:
Accounts Receivable	(131)	(64)
Other Current Assets	(40)	(5)
Accounts Payable	82	53
Income and Other Taxes Payable	225	192
Other Current Liabilities	(70)	(60)
Net Cash Provided by Operating Activities	1,299	1,232

INVESTING ACTIVITIES
Property Additions	(331)	(306)
Purchases of Short-term Investments	(19)	—
Proceeds from Sales of Short-term Investments	—	1
Proceeds and Advances from Property Dispositions	8	—
Business Acquisition, Net of Cash Acquired	(9)	—
Other Investing Activities	(17)	8
Net Cash Used In Investing Activities	(368)	(297)

FINANCING ACTIVITIES
Long-term Debt Repaid (Note 7)	(6)	(360)
Dividends Paid	(218)	(213)
Shares Repurchased	(1,016)	(551)
Other Financing Activities	6	15
Net Cash Used in Financing Activities	(1,234)	(1,109)

Net Decrease in Cash and Cash Equivalents	(303)	(174)

CASH AND CASH EQUIVALENTS
Cash and Cash Equivalents at Beginning of Period	2,239	3,129
Cash and Cash Equivalents at End of Period	$1,936	$2,955

See accompanying notes to consolidated financial statements.
CSX Q1 2022 Form 10-Q p.5

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY (Unaudited)
(Dollars in millions)

Three Months 2022	Common Shares Outstanding (Thousands)	Common Stock and Other Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(a)	Non-controlling Minority Interest	Total Shareholders' Equity

Balance December 31, 2021	2,201,787	$2,268	$11,630	$(408)	$10	$13,500
Comprehensive Earnings:
Net Earnings	—	—	859	—	—	859
Other Comprehensive Income	—	—	—	31	—	31
Total Comprehensive Earnings						890

Common stock dividends, $0.10 per share	—		(218)	—	—	(218)
Share Repurchases	(29,365)	(29)	(987)	—	—	(1,016)
Stock Option Exercises and Other	1,831	38		—	1	39
Balance March 31, 2022	2,174,253	$2,277	$11,284	$(377)	$11	$13,195

Three Months 2021	Common Shares Outstanding (Thousands)	Common Stock and Other Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(a)	Non-controlling Minority Interest	Total Shareholders' Equity

Balance December 31, 2020	2,287,587	$2,440	$11,259	$(598)	$9	13,110
Comprehensive Earnings:
Net Earnings	—	—	706	—	—	706
Other Comprehensive Income	—	—	—	68	—	68
Total Comprehensive Earnings						774

Common stock dividends, $0.093 per share	—	—	(213)	—	—	(213)
Share Repurchases	(18,389)	(18)	(533)	—	—	(551)
Stock Option Exercises and Other	3,003	37	3	—	—	40
Balance March 31, 2021	2,272,201	2,459	11,222	(530)	9	13,160

(a) Accumulated Other Comprehensive Loss balances shown above are net of tax. The associated taxes were $99 million and $137 million as of March 31, 2022 and March 31, 2021, respectively. For additional information, see Note 11, Other Comprehensive Income.

All prior period share and per share data along with certain other prior period data has been retroactively adjusted to reflect the stock split effective June 28, 2021. See accompanying notes to consolidated financial statements.
CSX Q1 2022 Form 10-Q p.6

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

Sale of Property Rights to the Commonwealth of Virginia
On March 26, 2021, the Company entered into a comprehensive agreement to sell certain property rights in three CSX-owned line segments to the Commonwealth of Virginia (“Commonwealth”) over three phases for a total of $525 million. The timing and amount of gains recognized are based on the allocation of fair value to each conveyance, the timing of future conveyances and collectability. In April 2021, upon closing of the first phase of the agreement, the Company collected $200 million in proceeds and recognized a $349 million gain. In fourth quarter 2021, the Company collected additional proceeds of $200 million, a portion of which was attributable to the first phase with the remainder attributable to the second phase. The second phase closed on January 10, 2022, resulting in a $20 million gain in first quarter 2022.

The Company anticipates closing on the remaining conveyances by the end of 2022, which will result in future cash proceeds and gains. As of March 31, 2022, the carrying values of the remaining assets subject to this transaction were not material.
CSX Q1 2022 Form 10-Q p.7

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

Fiscal Year
The Company's fiscal periods are based upon the calendar year. Except as otherwise specified, references to “first quarter(s)” or “three months” indicate CSX's fiscal periods ending March 31, 2022 and March 31, 2021, and references to "year-end" indicate the fiscal year ended December 31, 2021.

New Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. As the London Interbank Offered Rate ("LIBOR") will no longer be available beginning July 2023, this standard update provides practical expedients for contract modifications made as part of the transition from LIBOR to alternative reference rates. CSX's revolving line of credit currently uses LIBOR as a reference rate. This standard update can be adopted prospectively through December 31, 2022. The Company continues to evaluate the impact of this standard update, but does not anticipate that adoption will have a material impact on the Company's results of operations or financial position.

In November 2021, the FASB issued ASU 2021-10, Disclosure by Business Entities about Government Assistance. This standard update requires annual disclosure of the nature of any government assistance received, accounting policies related to such assistance and the effect of that assistance on the entity’s financial statements. The Company is required to adopt this guidance effective year end 2022, though early adoption is permitted. The Company is currently evaluating the impact of these amendments on its disclosures, but this standard update will not impact the Company's results of operations or financial position.

CSX Q1 2022 Form 10-Q p.8

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2.    Earnings Per Share

    The following table sets forth the computation of basic earnings per share and earnings per share, assuming dilution.

	First Quarters
	2022	2021
Numerator (Dollars in millions):
Net Earnings	$859	$706

Denominator (Units in millions):
Average Common Shares Outstanding	2,188	2,282
Other Potentially Dilutive Common Shares	5	4
Average Common Shares Outstanding, Assuming Dilution	2,193	2,286

Net Earnings Per Share, Basic	$0.39	$0.31
Net Earnings Per Share, Assuming Dilution	$0.39	$0.31

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

	First Quarters
	2022	2021
Antidilutive Stock Options Excluded from Diluted EPS (Millions)	1	4
CSX Q1 2022 Form 10-Q p.9

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2.    Earnings Per Share, continued

Share Repurchases
    In January 2019, the Company announced a $5 billion share repurchase program. During June 2021, this program was completed, and the Company began repurchasing shares under the $5 billion share repurchase program announced on October 21, 2020. Total repurchase authority remaining was $2.0 billion as of March 31, 2022. During first quarters 2022 and 2021, the Company engaged in the following repurchase activities:

	First Quarters
	2022	2021
Shares Repurchased (Millions)	29	18
Cost of Shares (Dollars in millions)	$1,016	$551

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

CSX Q1 2022 Form 10-Q p.10

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

	First Quarters
(Dollars in millions)	2022	2021
Share-Based Compensation Expense:
Performance Units	$20	$18
Stock Options	7	6
Restricted Stock Units and Awards	6	5
Stock Awards for Directors	2	2
Employee Stock Purchase Plan	1	1
Total Share-Based Compensation Expense	$36	$32
Income Tax Benefit	$9	$9

CSX Q1 2022 Form 10-Q p.11

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3.     Stock Plans and Share-Based Compensation, continued

Long-term Incentive Plan
    On February 16, 2022, the Company granted 494 thousand performance units to certain employees under a new long-term incentive plan ("LTIP") for the years 2022 through 2024, which was adopted under the CSX 2019 Stock and Incentive Award Plan.

    Payouts of performance units for the cycle ending with fiscal year 2024 will be based on the achievement of goals related to both operating income growth and CSX Cash Earnings ("CCE"), in each case excluding non-recurring items as defined in the plan. The average annual operating income growth percentage and CCE measures over the plan period will each comprise 50% of the payout and will be measured independently of the other. As defined under the plan, CCE is a cash-flow based measure that incentivizes strategic investments earning more than the required return. CCE equals CSX’s gross cash earnings (after-tax EBITDA) minus the required return on gross operating assets.

    Grants were made in performance units, with each unit representing the right to receive one share of CSX common stock, and payouts will be made in CSX common stock. The payout range for participants will be between 0% and 200% of the target awards depending on Company performance against predetermined goals. Payouts for certain executive officers are subject to formulaic upward or downward adjustment by up to 25%, capped at an overall payout of 250%, based upon the Company's total shareholder return relative to specified comparable groups over the performance period. Participants will receive stock dividend equivalents declared over the performance period based on the number of performance units paid upon vesting. The fair values of the performance units awarded during the quarters ended March 31, 2022 and March 31, 2021 were primarily calculated using a Monte-Carlo simulation model with the following weighted-average assumptions:

	Three Months
	2022	2021
Weighted-Average Assumptions Used:
Annual Dividend Yield	N/A	N/A
Risk-free Interest Rate	1.7%	0.2%
Annualized Volatility	33.0%	33.6%
Expected Life (in years)	2.9	2.9

Stock Options
On February 16, 2022, the Company granted approximately 1,591 thousand stock options along with the corresponding LTIP. The fair value of stock options was calculated using the Black-Scholes valuation model. These stock options were granted with ten-year terms and vest over three years in equal installments each year on the anniversary of the grant date. The exercise price for stock options granted equals the closing market price of the underlying stock on the date of grant. These awards are time-based and are not based upon attainment of performance goals. During first quarters 2022 and 2021, there were additional immaterial grants of stock options to certain members of management.

CSX Q1 2022 Form 10-Q p.12

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3.     Stock Plans and Share-Based Compensation, continued

    The fair values of all stock option awards during the quarters ended March 31, 2022 and March 31, 2021 were estimated at the grant date with the following weighted average assumptions:

	First Quarters
	2022	2021
Weighted-Average Grant Date Fair Value	$10.11	$7.88

Weighted-Average Assumptions Used:
Annual Dividend Yield	1.1%	1.2%
Risk-Free Interest Rate	1.9%	0.7%
Annualized Volatility	30.1%	31.2%
Expected Life (in years)	6.0	6.0

Other Pricing Model Inputs:
Weighted-Average Grant Date Market Price of CSX Stock (strike price)	$35.15	$29.49

Restricted Stock Units
    On February 16, 2022, the Company granted 452 thousand restricted stock units along with the corresponding LTIP. The restricted stock units vest three years after the date of grant. Participants will receive stock dividend equivalents on the vested shares upon vesting. These awards are time-based and are not based upon CSX's attainment of operational targets. Restricted stock units are paid out in CSX common stock on a one-for-one basis. For information related to the Company's outstanding long-term incentive compensation, see CSX's most recent annual report on Form 10-K.

Employee Stock Purchase Plan
In May 2018, shareholders approved the 2018 CSX Employee Stock Purchase Plan (“ESPP”) for the benefit of Company employees. The Company registered 12 million (split-adjusted) shares of common stock that may be issued pursuant to this plan. Under the ESPP, employees may contribute between 1% and 10% of base compensation, after-tax, to purchase up to $25,000 of market value CSX common stock per year at 85% of the closing market price on either the grant date or the last day of the six-month offering period, whichever is lower. During the first quarters ended March 31, 2022 and March 31, 2021, the Company issued the following shares under this program:

	First Quarters
	2022	2021
Shares issued (in thousands)	326	396
Weighted average purchase price per share	$27.44	$19.33
CSX Q1 2022 Form 10-Q p.13

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4.    Casualty, Environmental and Other Reserves

Personal injury and environmental reserves are considered critical accounting estimates due to the need for management judgment. Casualty, environmental and other reserves are provided for in the consolidated balance sheets as shown in the table below.

	March 31, 2022			December 31, 2021
(Dollars in millions)	Current	Long-term	Total	Current	Long-term	Total

Casualty:
Personal Injury	$37	$84	$121	$37	$81	$118
Occupational	7	53	60	7	55	62
Total Casualty	44	137	181	44	136	180
Environmental	38	90	128	37	71	108
Other	36	40	76	37	43	80
Total	$118	$267	$385	$118	$250	$368

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

Casualty
     Casualty reserves of $181 million and $180 million as of March 31, 2022 and December 31, 2021, respectively, represent accruals for personal injury, occupational disease and occupational injury claims primarily related to railroad operations. Beginning June 1, 2021, the Company's self-insured retention amount for these claims increased from $75 million to $100 million per occurrence. Currently, no individual claim is expected to exceed the self-insured retention amount. In accordance with the Contingencies Topic in the ASC, to the extent the value of an individual claim exceeds the self-insured retention amount, the Company would present the liability on a gross basis with a corresponding receivable for insurance recoveries. These reserves fluctuate based upon the timing of payments as well as changes in estimate. Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. Most of the Company's casualty claims relate to CSXT. Defense and processing costs, which historically have been insignificant and are anticipated to be insignificant in the future, are not included in the recorded liabilities.

Personal Injury
    Personal injury reserves represent liabilities for employee work-related and third-party injuries. Work-related injuries for CSXT employees are primarily subject to the Federal Employers’ Liability Act (“FELA”). CSXT retains an independent actuary to assist management in assessing the value of personal injury claims. An analysis is performed by the actuary quarterly and is reviewed by management. This analysis did not result in a material adjustment to the personal injury reserve in the quarter ended March 31, 2022 or March 31, 2021. The methodology used by the actuary includes a development factor to reflect growth or reduction in the value of these personal injury claims based largely on CSXT's historical claims and settlement experience.
CSX Q1 2022 Form 10-Q p.14

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4.    Casualty, Environmental and Other Reserves, continued

Occupational
    Occupational reserves represent liabilities arising from allegations of exposure to certain materials in the workplace (such as solvents, soaps, chemicals and diesel fumes), past exposure to asbestos or allegations of chronic physical injuries resulting from work conditions (such as repetitive stress injuries). Beginning in second quarter 2020, the Company retains an independent actuary to analyze the Company’s historical claim filings, settlement amounts, and dismissal rates to assist in determining future anticipated claim filing rates and average settlement values. This analysis is performed by the actuary and reviewed by management quarterly. Previously, the quarterly analysis was performed by management. There were no material adjustments to the occupational reserve in the quarter ended March 31, 2022 or March 31, 2021.

Environmental
Environmental reserves were $128 million and $108 million as of March 31, 2022 and December 31, 2021, respectively. The Company is a party to various proceedings related to environmental issues, including administrative and judicial proceedings involving private parties and regulatory agencies. The Company has been identified as a potentially responsible party at approximately 220 environmentally impaired sites. Many of these are, or may be, subject to remedial action under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), also known as the Superfund Law, or similar state statutes. Most of these proceedings arose from environmental conditions on properties used for ongoing or discontinued railroad operations. A number of these proceedings, however, are based on allegations that the Company, or its predecessors, sent hazardous substances to facilities owned or operated by others for treatment, recycling or disposal. In addition, some of the Company's land holdings were leased to others for commercial or industrial uses that may have resulted in releases of hazardous substances or other regulated materials onto the property and could give rise to proceedings against the Company.

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

CSX Q1 2022 Form 10-Q p.15

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

Other
Other reserves were $76 million and $80 million as of March 31, 2022 and December 31, 2021, respectively. Other reserves include liabilities for various claims, such as automobile, property, general liability and workers' compensation. Also included in other reserves are longshoremen disability claims related to a previously owned international shipping business (these claims are in runoff) as well as claims for current port employees.

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
CSX Q1 2022 Form 10-Q p.16

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

    The Company is able to estimate a range of possible loss for certain legal proceedings for which a loss is reasonably possible in excess of reserves established. The Company has estimated this range to be $2 million to $22 million in aggregate at March 31, 2022. This estimated aggregate range is based upon currently available information and is subject to significant judgment and a variety of assumptions. Accordingly, the Company's estimate will change from time to time, and actual losses may vary significantly from the current estimate.

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
CSX Q1 2022 Form 10-Q p.17

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

For the lower 8 miles of the Study Area, EPA issued its Record of Decision detailing the agency’s mandated remedial process in March 2016. Approximately 80 parties, including Pharmacia, are participating in an EPA-directed allocation and settlement process to assign responsibility for the remedy selected for the lower 8 miles of the Study Area. CSXT is participating in the EPA-directed allocation and settlement process on behalf of Pharmacia.

For the remainder of the Study Area, EPA has selected an interim remedy in a Record of Decision dated September 28, 2021. Settlement discussions are also ongoing for the selected interim remedy. On March 2, 2022, EPA issued a Notice Letter to Pharmacia, Occidental Chemical Corporation and eight other parties alleging they are liable under Section 107(a) of CERCLA for releases or threatened releases of hazardous substances and requesting each party, individually or collectively, submit good faith offers to EPA in connection with the Study Area. The Notice Letter also offers the assistance of EPA’s Conflict Prevention and Resolution Center to facilitate discussions between the parties receiving the Notice Letter.

    CSXT is also defending and indemnifying Pharmacia with regard to the Property in litigation filed by Occidental Chemical Corporation, which is seeking to recover various costs. These costs include costs for the remedial design of the lower 8 miles of the Study Area, as well as anticipated costs associated with the future remediation of the entire Study Area. Alternatively, Occidental seeks to compel some, or all of the defendants to participate in the remediation of the Study Area. Pharmacia is one of approximately 110 defendants in this federal lawsuit filed by Occidental on June 30, 2018.

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
CSX Q1 2022 Form 10-Q p.18

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

	Pension Benefits Cost
	First Quarters
(Dollars in millions)	2022	2021
Service Cost Included in Labor and Fringe	$8	$9

Interest Cost	16	14
Expected Return on Plan Assets	(47)	(46)
Amortization of Net Loss	12	18
Total Included in Other Income - Net	(19)	(14)

Net Periodic Benefit Credit	$(11)	$(5)

	Other Post-retirement Benefits Cost
	First Quarters
(Dollars in millions)	2022	2021
Service Cost Included in Labor and Fringe	$—	$—

Interest Cost	—	—
Amortization of Prior Service Credits	(1)	(1)
Total Included in Other Income - Net	(1)	(1)

Net Periodic Benefit Credit	$(1)	$(1)

    Qualified pension plan obligations are funded in accordance with regulatory requirements and with an objective of meeting or exceeding minimum funding requirements necessary to avoid restrictions on flexibility of plan operation and benefit payments. No contributions to the Company's qualified pension plans are expected in 2022.

CSX Q1 2022 Form 10-Q p.19

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 7.    Debt and Credit Agreements

Total activity related to long-term debt as of the end of first quarter 2022 is shown in the table below. For fair value information related to the Company's long-term debt, see Note 10, Fair Value Measurements.

(Dollars in millions)	Current Portion	Long-term Portion	Total
Long-term Debt as of December 31, 2021	$181	$16,185	$16,366
2022 Activity:
Long-term Debt Repaid	(6)		(6)
Reclassifications	142	(142)	—
Hedging, Discount, Premium and Other Activity	—	(24)	(24)
Long-term Debt as of March 31, 2022	$317	$16,019	$16,336

Interest Rate Derivatives
In first quarter 2022, CSX entered into five separate fixed-to-floating interest rate swaps classified as fair value hedges. The swaps are designed to hedge 10 years of interest rate risk associated with market fluctuations attributable to the Secured Overnight Financing Rate on a cumulative $800 million of fixed rate outstanding notes which are due between 2036 and 2040. As of March 31, 2022, the fair value of these swaps was a $27 million liability, which is included in other long-term liabilities on the consolidated balance sheet. The associated cumulative adjustment to the hedged notes is included in long-term debt. Gains and losses resulting from changes in fair value of the interest rate swaps offset changes in the fair value of the hedged portion of the underlying debt so no gain or loss has been recognized due to hedge ineffectiveness. Differences on the fixed-to-floating legs of the derivatives are recognized in interest expense and were not material in first quarter 2022. The swaps will expire in 2032. If settled early, the remaining liability or asset will be amortized over the remaining life of the associated notes. The amounts recorded in long-term debt on the consolidated balance sheet related to these fair value hedges is summarized in the table below.

(Dollars in millions)	March 31, 2022
Notional Value of Hedged Notes	$800
Cumulative Fair Value Adjustment to Hedged Notes	(27)
Carrying Amount of Hedged Notes	$773

In 2020, the Company executed forward starting interest rate swaps, classified as cash flow hedges, with aggregate notional value of $500 million. These swaps were effected to hedge the benchmark interest rate associated with future interest payments related to the anticipated refinancing of $850 million of 3.25% notes due in 2027. As of March 31, 2022 and December 31, 2021, the asset value of the forward starting interest rate swaps was $119 million and $91 million, respectively, and was recorded in other long-term assets on the consolidated balance sheet. Unrealized gains or losses associated with changes in the fair value of the hedge are recorded net of tax in accumulated other comprehensive income (“AOCI”) on the consolidated balance sheet. Unless settled early, the swaps will expire in 2027 and the unrealized gain or loss in AOCI will be recognized in earnings as an adjustment to interest expense over the same period during which the hedged transaction affects earnings. Unrealized amounts, recorded net of tax in other comprehensive income, related to the hedge were gains of $21 million and $56 million for first quarters 2022 and 2021, respectively.

CSX Q1 2022 Form 10-Q p.20

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 7.    Debt and Credit Agreements, continued

Credit Facility
    CSX has a $1.2 billion unsecured, revolving credit facility backed by a diverse syndicate of banks. This facility allows same-day borrowings at floating interest rates, based on LIBOR or an agreed-upon replacement reference rate, plus a spread that depends upon CSX's senior unsecured debt ratings. This facility expires in March 2024, and at March 31, 2022, the Company had no outstanding balances under this facility.

    Commitment fees and interest rates payable under the facility were similar to fees and rates available to comparably rated investment-grade borrowers. As of first quarter 2022, CSX was in compliance with all covenant requirements under this facility.

Commercial Paper
    Under its commercial paper program, which is backed by the revolving credit facility, the Company may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $1.0 billion outstanding at any one time. Proceeds from issuances of the notes are expected to be used for general corporate purposes. At March 31, 2022, the Company had no outstanding debt under the commercial paper program.

NOTE 8.     Revenues

The Company’s revenues are primarily derived from the transportation of freight as performance obligations that arise from its contracts with customers are satisfied. The following table presents the Company’s revenues disaggregated by market as this best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors:

	First Quarters
(Dollars in millions)	2022	2021

Chemicals	$618	$580
Agricultural and Food Products	387	349
Forest Products	228	220
Automotive	227	236
Metals and Equipment	197	186
Minerals	144	125
Fertilizers	120	122
Total Merchandise	1,921	1,818

Intermodal	527	468
Coal	533	384
Trucking(a)	230	—
Other	202	143
Total	$3,413	$2,813
(a) Effective third quarter 2021, Trucking revenue is comprised of revenue from the operations of Quality Carriers, which was acquired by CSX effective July 1, 2021.

CSX Q1 2022 Form 10-Q p.21

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

The certain key estimates included in the recognition and measurement of revenue and related accounts receivable are as follows:

•revenue associated with shipments in transit, which is recognized ratably over transit time and is based on average cycle times to move commodities and products from their origin to their final destination or interchange;
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

CSX Q1 2022 Form 10-Q p.22

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 8.     Revenues, continued

During the first quarters 2022 and 2021, revenue recognized from performance obligations related to prior periods (for example, due to changes in transaction price) was not material.

Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to future reporting periods for freight services started but not completed at the reporting date. This includes the unearned portion of billed and unbilled amounts for cancellable freight shipments in transit. The Company expects to recognize the unearned portion of revenue for freight services in transit within one week of the reporting date. As of March 31, 2022, remaining performance obligations were not material.

Contract Balances and Accounts Receivable
The timing of revenue recognition, billings and cash collections results in accounts receivable and customer advances and deposits (contract liabilities) on the consolidated balance sheets. Contract assets, contract liabilities and deferred contract costs recorded on the consolidated balance sheet as of March 31, 2022, were not material.

The Company’s accounts receivable - net consists of freight and non-freight receivables, reduced by an allowance for credit losses.

(Dollars in millions)	March 31, 2022	December 31, 2021

Freight Receivables	$1,081	$951
Freight Allowance for Credit Losses	(15)	(14)
Freight Receivables, net	1,066	937

Non-Freight Receivables	226	225
Non-Freight Allowance for Credit Losses	(15)	(14)
Non-Freight Receivables, net	211	211
Total Accounts Receivable, net	$1,277	$1,148

Freight receivables include amounts earned, billed and unbilled, and currently due from customers for transportation-related services. Non-freight receivables include amounts billed and unbilled and currently due related to government reimbursement receivables and other non-revenue receivables. The Company maintains an allowance for credit losses to provide for the estimated amount of receivables that will not be collected. The allowance is based upon an assessment of risk characteristics, historical payment experience, and the age of outstanding receivables adjusted for forward-looking economic conditions as necessary. Credit losses recognized on the Company’s accounts receivable were not material in the first quarters 2022 and 2021.

NOTE 9.    Income Taxes

There have been no material changes to the balance of unrecognized tax benefits reported at December 31, 2021.

CSX Q1 2022 Form 10-Q p.23

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

Investments
    The Company's investment assets are carried at fair value on the consolidated balance sheet in accordance with the Fair Value Measurements and Disclosures Topic in the ASC. They are valued with assistance from a third-party trustee and consist of fixed income mutual funds, corporate bonds, government securities and commercial paper. The fixed income mutual funds are valued at the net asset value of shares held based on quoted market prices determined in an active market, which are Level 1 inputs. The corporate bonds and government securities are valued using broker quotes that utilize observable market inputs, which are Level 2 inputs. The commercial paper is valued at amortized cost, which approximates fair value, and is considered Level 2.

    The Company's investment assets are summarized in the following table.

	March 31, 2022			December 31, 2021
(Dollars in Millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Fixed Income Mutual Funds	$87	$—	$87	$75	$—	$75
Corporate Bonds	—	58	58	—	63	63
Government Securities	—	23	23	—	26	26
Commercial Paper	—	6	6	—	—	—
Total investments at fair value	$87	$87	$174	$75	$89	$164

Total investments at amortized cost			$172			$156

CSX Q1 2022 Form 10-Q p.24

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 10.    Fair Value Measurements, continued

These investments have the following maturities:

(Dollars in millions)	March 31, 2022	December 31, 2021
Less than 1 year	$96	$77
1 - 5 years	26	28
5 - 10 years	10	12
Greater than 10 years	42	47
Total investments at fair value	$174	$164

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

(Dollars in millions)	March 31, 2022	December 31, 2021
Long-term Debt (Including Current Maturities):
Fair Value	$17,299	$19,439
Carrying Value	16,336	16,366

Interest Rate Derivatives
The Company’s fixed-to-floating and forward starting interest rate swaps are carried at their respective fair values, which are determined with assistance from a third party based upon pricing models using inputs observed from actively quoted markets. All of the inputs used to determine the fair value of the swaps are Level 2 inputs. The fair value of the Company’s fixed-to-floating interest rate swaps was a liability of $27 million as of March 31, 2022. The fair value of the Company’s forward starting interest rate swap asset was $119 million and $91 million as of March 31, 2022 and December 31, 2021, respectively. See Note 7, Debt and Credit Agreements, for further information.

CSX Q1 2022 Form 10-Q p.25

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 11.     Other Comprehensive Income (Loss)

    CSX reports comprehensive earnings or loss in accordance with the Comprehensive Income Topic in the ASC in the consolidated comprehensive income statement. Total comprehensive earnings are defined as all changes in shareholders' equity during a period, other than those resulting from investments by and distributions to shareholders (e.g. issuance of equity securities and dividends). Generally, for CSX, total comprehensive earnings equal net earnings plus or minus adjustments for pension and other post-retirement liabilities as well as derivative activity and other adjustments. Total comprehensive earnings represent the activity for a period net of tax and were $890 million and $774 million for first quarters 2022 and 2021, respectively.

    While total comprehensive earnings is the activity in a period and is largely driven by net earnings in that period, AOCI represents the cumulative balance of other comprehensive income, net of tax, as of the balance sheet date. For CSX, AOCI is primarily the cumulative balance related to pension and other post-retirement benefit adjustments, interest rate derivatives and CSX's share of AOCI of equity method investees.

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

	Pension and Other Post-Employment Benefits	Interest Rate Derivatives	Other	Accumulated Other Comprehensive Income (Loss)
(Dollars in millions)
Balance December 31, 2021, Net of Tax	$(431)	$70	$(47)	$(408)
Other Comprehensive Income (Loss)
Income Before Reclassifications	—	28	—	28
Amounts Reclassified to Net Earnings	11	—	—	11
Tax (Expense)/Benefit	(3)	(7)	2	(8)
Total Other Comprehensive Income	8	21	2	31
Balance March 31, 2022, Net of Tax	$(423)	$91	$(45)	$(377)

CSX Q1 2022 Form 10-Q p.26

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 12.     Business Combinations

Acquisition of Quality Carriers, Inc.
On July 1, 2021, the Company completed its acquisition of Quality Carriers, the largest provider of bulk liquid chemicals truck transportation in North America, for $541 million in cash, net of $3 million cash acquired. Through a network of over 100 company-owned and affiliate terminals and facilities in key locations throughout the United States, Canada and Mexico, Quality Carriers provides transportation services to many of the leading chemical producers and shippers in North America. The results of Quality Carriers' operations and its cash flows were consolidated prospectively.

Goodwill recognized in the acquisition of $213 million was calculated as the excess of the consideration paid over the fair value of net assets assumed as of July 1, 2021 and relates primarily to the ability of CSX to extend the reach of its network and gain access to new products, markets, and regions through a unique and competitive multimodal solution that leverages the reach of truck transportation with the cost advantage of rail-based services. The goodwill recognized is deductible for tax purposes. Intangible assets acquired totaled $180 million and consisted of $150 million of customer relationships and $30 million of trade names amortized over a weighted-average period of 20 years and 15 years, respectively. The purchase price allocation was finalized as of December 31, 2021, and total measurement period adjustments to the preliminary allocation were immaterial.

This acquisition is not material with respect to the Company’s financial statements when reviewed under the quantitative and qualitative considerations of Regulation S-X Article 11 and ASC Topic 805. As the acquisition is not material, CSX has not provided pro forma information relating to the pre-acquisition period.

Pending Acquisition of Pan Am Systems, Inc.
On November 30, 2020, CSX signed a definitive agreement to acquire Pan Am Systems, Inc. (“Pan Am”) which is the parent company of Pan Am Railways, Inc. who jointly owns Pan Am Southern, LLC with a subsidiary of Norfolk Southern Corporation. Pan Am owns and operates a highly integrated, nearly 1,200-mile rail network and has a joint interest in the more than 600-mile Pan Am Southern system. This acquisition will expand CSX’s reach in the Northeastern United States. Assets and facilities to be acquired as part of the proposed transaction include road and track assets, work equipment, land, buildings and other assets. On February 25, 2021, the Company began the process of seeking approval from the Surface Transportation Board ("STB"). The STB approved the acquisition on April 14, 2022, and closing is anticipated on June 1, 2022. This acquisition is not expected to be material with respect to the Company's financial statements when reviewed under the quantitative and qualitative considerations of Regulation S-X Article 11 and ASC Topic 805.

CSX Q1 2022 Form 10-Q p.27

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER 2022 HIGHLIGHTS

•Revenue increased $600 million, or 21% year over year.
•Expenses increased $419 million, or 24% year over year.
•Operating income of $1.3 billion increased $181 million, or 16%, year over year.
•Operating ratio of 62.4% increased 150 basis points versus prior year.
•Earnings per diluted share of $0.39 increased $0.08, or 26% year over year.

	First Quarters
	2022	2021	Fav/(Unfav)	% Change
Volume (in thousands)	1,498	1,529	(31)	(2)%

(in millions)
Revenue	$3,413	$2,813	$600	21
Expense	2,131	1,712	(419)	(24)
Operating Income	$1,282	$1,101	$181	16%

Operating Ratio	62.4%	60.9%	(150)	bps

Earnings Per Diluted Share	$0.39	$0.31	$0.08	26%

Acquisition of Quality Carriers, Inc.
On July 1, 2021, CSX acquired Quality Carriers, Inc. from Quality Distribution, Inc. for a purchase price of $541 million in cash, net of $3 million cash acquired. This transaction was funded by cash on hand. For further details, refer to Note 12, Business Combinations.

COVID-19 Update
The COVID-19 global pandemic continues to disrupt global manufacturing, supply chains and consumer spending. Future impacts of the pandemic on the Company’s financial and operating results will be determined by its duration, effects on the demand for the Company’s transportation services and the supply chain, as well as the effect of governmental regulations imposed and legislative stimulus packages passed in response to the pandemic. The duration of the pandemic is dependent on several factors, including the impacts of virus mutations and case resurgences across the country.

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
CSX Q1 2022 Form 10-Q p.28

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Volume and Revenue (Unaudited)
Volume (Thousands of units); Revenue (Dollars in Millions); Revenue Per Unit (Dollars)
First Quarters
	Volume			Revenue			Revenue Per Unit
	2022	2021	% Change	2022	2021	% Change	2022	2021	% Change
Chemicals	161	163	(1)%	$618	$580	7%	$3,839	$3,558	8%
Agricultural and Food Products	118	116	2	387	349	11	3,280	3,009	9
Automotive	78	87	(10)	227	236	(4)	2,910	2,713	7
Minerals	72	67	7	144	125	15	2,000	1,866	7
Forest Products	70	73	(4)	228	220	4	3,257	3,014	8
Metals and Equipment	66	68	(3)	197	186	6	2,985	2,735	9
Fertilizers	56	57	(2)	120	122	(2)	2,143	2,140	—
Total Merchandise	621	631	(2)	1,921	1,818	6	3,093	2,881	7
Intermodal	722	726	(1)	527	468	13	730	645	13
Coal	155	172	(10)	533	384	39	3,439	2,233	54
Trucking (a)	—	—	—	230	—	NM	—	—	—
Other	—	—	—	202	143	41	—	—	—
Total	1,498	1,529	(2)%	$3,413	$2,813	21%	$2,278	$1,840	24%
NM - not meaningful
(a) Effective third quarter 2021, Trucking revenue is comprised of revenue from the operations of Quality Carriers, which was acquired by CSX effective July 1, 2021.
CSX Q1 2022 Form 10-Q p.29

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
First Quarter 2022

Revenue
Total revenue increased 21% in first quarter 2022 when compared to first quarter 2021 due to the inclusion of Quality Carriers' results, pricing gains that include the benefit of higher export coal benchmark rates, higher fuel recovery and increases in other revenue.

Merchandise Volume
Chemicals - Decreased due to lower shipments of crude oil and other energy-related commodities, partially offset by higher shipments of core chemicals.

Agricultural and Food Products - Increased as a result of higher shipments of ethanol, vegetable oils, and food and consumer products.

Automotive - Decreased due to lower North American vehicle production, which continues to be impacted by shortages of semiconductors and other parts.

Minerals - Increased as a result of higher shipments of aggregates and cement.

Forest Products - Decreased primarily due to lower shipments of building products.

Metals and Equipment - Decreased primarily due to lower steel shipments, partially offset by higher scrap shipments.

Fertilizers - Decreased as declines in long-haul fertilizer shipments were partially offset by increased short-haul phosphate shipments.

Intermodal Volume
Decreased international shipments due to supply-side constraints were partially offset by higher domestic shipments driven by truck conversions.

Coal Volume
Domestic coal decreased due to lower shipments of utility coal as well as lower steel and industrial shipments. Export coal decreased due to lower international shipments of thermal coal, partially driven by reduced capacity at Curtis Bay coal pier due to the continued outage at a portion of the facility.

Trucking Revenue
Trucking revenue increased $230 million versus prior year due to the inclusion of Quality Carriers' results.

Other Revenue
Other revenue increased $59 million versus prior year due to increases in revenue for intermodal storage and equipment usage, partially offset by lower payments from customers that did not meet volume commitments.
CSX Q1 2022 Form 10-Q p.30

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Expenses
Expenses of $2.1 billion increased $419 million, or 24%, in first quarter 2022 when compared to first quarter 2021.

Labor and Fringe expense increased $72 million due to the following:
•The acquisition of Quality Carriers resulted in increased costs of $34 million.
•Expenses related to hiring and new retention programs increased $10 million.
•Incentive compensation increased $6 million primarily due to higher expected payouts.
•Other expenses increased $22 million primarily driven by inflation, partially offset by lower volume-related costs.

Purchased Services and Other expense increased $203 million due to the following:
•The inclusion of Quality Carriers' operations drove $139 million of additional costs.
•Adjustments to environmental reserves resulted in $17 million higher expense.
•Operating support costs were $47 million higher, driven by inflation and a larger active locomotive fleet, as well as increased intermodal terminal costs.

Depreciation and Amortization expense increased $15 million primarily due to a larger asset base, which includes Quality Carriers' assets.

Fuel expense increased $141 million primarily resulting from a 59% increase in locomotive fuel prices and the inclusion of non-locomotive fuel used for trucking.

Equipment and Other Rents expense was $12 million higher primarily due to lower net earnings at TTX and the addition of Quality Carriers' costs.

Gains on Property Dispositions increased $24 million primarily due to a $20 million gain recognized in first quarter 2022 related to the conveyance of a land easement to the Commonwealth of Virginia.

Interest Expense
Interest expense decreased $5 million primarily due to lower average debt balances and lower interest rates.

Other Income - Net
Other income - net increased $6 million primarily due to an increase in net pension benefit credits.

Income Tax Expense
Income tax expense increased $39 million primarily due to higher earnings before income taxes, partially offset by the impacts of an unfavorable state legislative change in 2021.

CSX Q1 2022 Form 10-Q p.31

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

Free Cash Flow
    Management believes that free cash flow is supplemental information useful to investors as it is important in evaluating the Company’s financial performance. More specifically, free cash flow measures cash generated by the business after reinvestment. This measure represents cash available for both equity and bond investors to be used for dividends, share repurchases or principal reduction on outstanding debt. Free cash flow is calculated by using net cash from operations and adjusting for property additions and proceeds and advances from property dispositions. Free cash flow should be considered in addition to, rather than a substitute for, cash provided by operating activities. The increase in free cash flow before dividends from the prior year of $42 million is primarily due to an increase in cash from operating activities, partially offset by higher property additions.

    The following table reconciles cash provided by operating activities (GAAP measure) to free cash flow, before dividends (non-GAAP measure).

	Three Months
(Dollars in millions)	2022	2021
Net cash provided by operating activities	$1,299	$1,232
Property Additions	(331)	(306)
Proceeds and Advances from Property Dispositions	8	—
Other Investing Activities (a)	n/a	8
Free Cash Flow (before payment of dividends)	$976	$934
(a) Effective first quarter 2022, the results of other investing activities are no longer included in free cash flow. Prior year has not been restated as the change is immaterial.

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

Safety metrics improved versus the first quarter 2021, with the number of both train accidents and personal injuries declining to near record lows. The FRA train accident rate of 2.75 in first quarter 2022 improved 15% compared to prior year. The personal injury frequency index of 0.78 improved 18% compared to prior year. Safety is a top priority at CSX, and the Company is committed to reducing risk and enhancing the overall safety of its employees, customers and communities in which CSX operates.

CSX Q1 2022 Form 10-Q p.32

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In first quarter 2022, velocity decreased by 15% and dwell increased by 4% versus prior year. Carload trip plan performance decreased by 4% while intermodal trip plan performance improved 2%. The Company expects operating metrics to improve commensurate with hiring and training, and remains focused on executing the operating plan to deliver safe, reliable and efficient service to customers.

	First Quarters
	2022	2021	Improvement/ (Deterioration)
Operations Performance
Train Velocity (Miles per hour)(a)	16.0	18.9	(15)%
Dwell (Hours)(a)	11.2	10.8	(4)%
Cars Online(a)	138,466	128,856	(7)%
On-Time Originations	65%	79%	(18)%
On-Time Arrivals	57%	69%	(17)%
Carload Trip Plan Performance	64%	67%	(4)%
Intermodal Trip Plan Performance	87%	85%	2%
Fuel Efficiency	1.01	0.98	(3)%

Revenue Ton-Miles (Billions)
Merchandise	31.2	31.3	—%
Coal	7.6	8.8	(14)%
Intermodal	7.6	7.7	(1)%
Total Revenue Ton-Miles	46.4	47.8	(3)%

Total Gross Ton-Miles (Billions)	91.4	93.4	(2)%

Safety
FRA Personal Injury Frequency Index	0.78	0.95	18%
FRA Train Accident Rate	2.75	3.24	15%
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
CSX Q1 2022 Form 10-Q p.33

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

Material Changes in Significant Cash Flows
Significant Cash Flows
    The following chart highlights the operating, investing and financing components of the net decrease of $303 million and $174 million in cash and cash equivalents for three months ended 2022 and 2021, respectively.

•Cash provided by operating activities increased $67 million primarily driven by higher cash-generating income, partially offset by lower net favorable working capital activities.
•Cash used in investing activities increased $71 million primarily as a result of increased property additions and purchases of short-term investments.
•Cash used in financing activities increased $125 million driven by higher share repurchases, partially offset by lower repayments of long-term debt.

Sources of Cash and Liquidity and Uses of Cash
As of the end of first quarter 2022, CSX had more than $2.0 billion of cash, cash equivalents and short-term investments. CSX uses current cash balances for general corporate purposes, which may include capital expenditures, working capital requirements, reduction or refinancing of outstanding indebtedness, redemptions and repurchases of CSX common stock, dividends to shareholders, acquisitions and other business opportunities, and contributions to the Company's qualified pension plan. See Note 7, Debt and Credit Agreements.

The Company has multiple sources of liquidity, including cash generated from operations and financing sources. The Company filed a shelf registration statement with the SEC on February 16, 2022, which may be used to issue debt or equity securities at CSX’s discretion, subject to market conditions and CSX Board authorization. While CSX seeks to give itself flexibility with respect to cash requirements, there can be no assurance that market conditions would permit CSX to sell such securities on acceptable terms at any given time, or at all. During the first quarter 2022, CSX did not issue any new long-term debt.

CSX Q1 2022 Form 10-Q p.34

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CSX has a $1.2 billion unsecured, revolving credit facility backed by a diverse syndicate of banks that expires in March 2024. At March 31, 2022, the Company had no outstanding balances under this facility. The Company also has a commercial paper program, backed by the revolving credit facility, under which the Company may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $1.0 billion outstanding at any one time. At March 31, 2022, the Company had no outstanding debt under the commercial paper program.

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
    Total assets decreased $79 million from year end primarily due to the $303 million decrease in cash described above which was partially offset by a $129 million increase in accounts receivable and a $44 million increase in investments in affiliates and other companies. The increase in accounts receivable was driven by an increase in trade accounts receivable due to the timing of billing and cash receipts.

Total liabilities increased $226 million from year end primarily due to an increase in income and other taxes payable of $225 million driven by the timing of estimated income tax payments. Total shareholders' equity decreased $305 million from year end primarily driven by share repurchases of $1.0 billion and dividends paid of $219 million, partially offset by net earnings of $859 million.

Working capital is considered a measure of a company's ability to meet its short-term needs. CSX had a working capital surplus of $1.2 billion as of March 31, 2022 and $1.6 billion as of December 31, 2021, a decrease of $458 million since year end. The decrease in current assets was primarily due to the decrease in cash of $303 million, partially offset by an increase in accounts receivable of $129 million as described above. The increase in current liabilities was primarily the result of a $225 million increase in income and other taxes payable and a $136 million increase in current maturities of long term debt. The Company's working capital balance varies due to factors such as the timing of scheduled debt payments and changes in cash and cash equivalent balances as discussed above. The Company continues to maintain adequate liquidity to satisfy current liabilities and maturing obligations when they come due. CSX has sufficient financial capacity, including its revolving credit facility, commercial paper program and shelf registration statement to manage its day-to-day cash requirements and any anticipated obligations. The Company from time to time accesses the credit markets for additional liquidity.

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
CSX Q1 2022 Form 10-Q p.35

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Completed and Pending Transactions
Acquisition of Quality Carriers, Inc.
On July 1, 2021, CSX acquired Quality Carriers, Inc. from Quality Distribution, Inc. for a purchase price of $541 million in cash, net of $3 million cash acquired. This transaction was funded by cash on hand. For further details, refer to Note 12, Business Combinations.

Pending Acquisition of Pan Am Systems, Inc.
On November 30, 2020, CSX signed a definitive agreement to acquire Pan Am Systems, Inc. (“Pan Am”) which is the parent company of Pan Am Railways, Inc. who jointly owns Pan Am Southern, LLC with a subsidiary of Norfolk Southern Corporation. Pan Am owns and operates a highly integrated, nearly 1,200-mile rail network and has a joint interest in the more than 600-mile Pan Am Southern system. This acquisition will expand CSX’s reach in the Northeastern United States. Assets and facilities to be acquired as part of the proposed transaction include road and track assets, work equipment, land, buildings and other assets. On February 25, 2021, the Company began the process of seeking approval from the STB. The STB approved the acquisition on April 14, 2022, and closing is anticipated on June 1, 2022. This acquisition is not expected to be material with respect to the Company's financial statements when reviewed under the quantitative and qualitative considerations of Regulation S-X Article 11 and ASC Topic 805.

Sale of Property Rights to the Commonwealth of Virginia
On March 26, 2021, the Company entered into a comprehensive agreement to sell certain property rights in three CSX-owned line segments to the Commonwealth of Virginia (“Commonwealth”) over three phases for a total of $525 million. The timing and amount of gains recognized are based on the allocation of fair value to each conveyance, the timing of future conveyances and collectability. In April 2021, upon closing of the first phase of the agreement, the Company collected $200 million in proceeds and recognized a $349 million gain. In fourth quarter 2021, the Company collected additional proceeds of $200 million, a portion of which was attributable to the first phase with the remainder attributable to the second phase. The second phase closed on January 10, 2022, resulting in a $20 million gain in first quarter 2022.

The Company anticipates closing on the remaining conveyances by the end of 2022, which will result in future cash proceeds and gains. As of March 31, 2022, the carrying values of the remaining assets subject to this transaction were not material.

CSX Q1 2022 Form 10-Q p.36

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Guaranteed Notes Issued By CSXT
In 2007, CSXT, a wholly-owned subsidiary of CSX Corporation, issued in a registered public offering $381 million of secured equipment notes maturing in 2023. CSX Corporation has fully and unconditionally guaranteed the notes. At CSXT’s option, CSXT may redeem any or all of the notes, in whole or in part, at any time, at the redemption price including premium. In the case of loss or destruction of any item of equipment securing the notes, if CSXT does not substitute another item of equipment for the item suffering such loss or destruction, CSXT will be required to redeem the notes in part at par. The guarantee of the notes will rank equally in right of payment with all existing and future senior obligations of CSX Corporation and will be effectively subordinated to all future secured indebtedness of CSX Corporation to the extent of the assets securing such indebtedness. The guarantee is subject to release in limited circumstances only upon the occurrence of certain customary conditions. As of March 31, 2022, the principal balance of these secured equipment notes was $149 million.

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

LABOR AGREEMENTS
    Approximately 16,000 of the Company's approximately 21,000 employees are members of a labor union. For the 13 rail unions that participate in national bargaining, a round of negotiations for benefits, wages and work rules is underway. Typically, these negotiations take several years. Current agreements remain in place until modified by new agreements.
CSX Q1 2022 Form 10-Q p.37

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

CSX Q1 2022 Form 10-Q p.38

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

CSX Q1 2022 Form 10-Q p.39

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
•changes in operating conditions and costs, including the impacts of inflation, or commodity concentrations;
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
CSX Q1 2022 Form 10-Q p.40

CSX CORPORATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk from the information provided under Part II, Item 7A (Quantitative and Qualitative Disclosures about Market Risk) of CSX's most recent annual report on Form 10-K except as provided below.

Changes in interest rates may impact the cost of future interest payments on long-term debt issued by the Company, and as a result, represent interest rate risk to the Company. In an effort to manage this risk, CSX may use certain financial instruments such as fixed-to-floating interest rate swaps. The following information, together with information included in Note 7, Debt and Credit Agreements, describes the key aspects of such contracts and the related market risk to CSX.

In first quarter 2022, CSX entered into five separate fixed-to-floating interest rate swaps classified as fair value hedges. The swaps are designed to hedge 10 years of interest rate risk associated with market fluctuations attributable to the Secured Overnight Financing Rate on a cumulative $800 million of fixed rate outstanding notes which are due between 2036 and 2040. As of March 31, 2022, the fair value of these swaps was a $27 million liability, which is included in other long-term liabilities on the consolidated balance sheet. The associated cumulative adjustment to the hedged notes is included in long-term debt. Gains and losses resulting from changes in fair value of the interest rate swaps offset changes in the fair value of the hedged portion of the underlying debt so no gain or loss has been recognized due to hedge ineffectiveness. Differences on the fixed-to-floating legs of the derivatives are recognized in interest expense and were not material in first quarter 2022. The swaps will expire in 2032. If settled early, the remaining liability or asset will be amortized over the remaining life of the associated notes.

ITEM 4. CONTROLS AND PROCEDURES
As of March 31, 2022, under the supervision and with the participation of CSX's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that, as of March 31, 2022, the Company's disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in CSX's periodic SEC reports. There were no changes in the Company's internal controls over financial reporting during the first quarter of 2022 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

CSX Q1 2022 Form 10-Q p.41

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

Item 2. CSX Purchases of Equity Securities
    The Company continues to repurchase shares under the $5 billion share repurchase program announced in October 2020. Total repurchase authority remaining as of March 31, 2022, was $2.0 billion. For more information about share repurchases, see Note 2, Earnings Per Share. Share repurchase activity for the first quarter 2022 was as follows:

	CSX Purchases of Equity Securities for the Quarter
First Quarter	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning Balance				$3,003,170,964
January 1 - January 31, 2022	10,640,461	$35.08	10,640,461	2,629,930,637
February 1 - February 28, 2022	11,546,224	34.07	11,546,224	2,236,537,300
March 1 - March 31, 2022	7,178,363	34.79	7,178,363	1,986,823,106
Ending Balance	29,365,048	$34.61	29,365,048	$1,986,823,106

Item 3. Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
    Not Applicable

Item 5. Other Information
    None
CSX Q1 2022 Form 10-Q p.42

CSX CORPORATION
PART II
Item 6. Exhibits

Exhibit designation	Nature of exhibit	Previously filed as exhibit to

Officer certifications:
31*	Rule 13a-14(a) Certifications
32*	Section 1350 Certifications

Other exhibits:
22.1	List of Subsidiary Issuers and Guarantors

Interactive data files:
101*	The following financial information from CSX Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 filed with the SEC on April 20, 2022, formatted in inline XBRL includes: (i) consolidated income statements for the quarters ended March 31, 2022 and March 31, 2021, (ii) condensed consolidated comprehensive income statements for the quarters ended March 31, 2022 and March 31, 2021, (iii) consolidated balance sheets at March 31, 2022 and December 31, 2021, (iv) consolidated cash flow statements for the three months ended March 31, 2022 and March 31, 2021, (v) consolidated statement of changes in shareholders' equity for the quarters ended March 31, 2022 and March 31, 2021, and (vi) the notes to consolidated financial statements.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)

* Filed herewith
CSX Q1 2022 Form 10-Q p.43

CSX CORPORATION
PART II

SIGNATURE
    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSX CORPORATION
(Registrant)

By: /s/ ANGELA C. WILLIAMS
Angela C. Williams
Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Dated: April 20, 2022

CSX Q1 2022 Form 10-Q p.44