Form 10-Q
period 2022-06-30
CSX CORP
filed 2022-07-21
CIK 277948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(☒)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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
Yes (☐) No (X)
There were 2,141,241,136 shares of common stock outstanding on June 30, 2022 (the latest practicable date that is closest to the filing date).
CSX Q2 2022 Form 10-Q p.1

CSX CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022
CSX Q2 2022 Form 10-Q p.2

CSX CORPORATION
PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED INCOME STATEMENTS (Unaudited)
(Dollars in millions, except per share amounts)

	Second Quarters		Six Months
	2022	2021	2022	2021

Revenue	$3,815	$2,990	$7,228	$5,803
Expense
Labor and Fringe	684	596	1,376	1,216
Purchased Services and Other	647	441	1,322	913
Fuel	446	194	777	384
Depreciation and Amortization	369	348	729	693
Equipment and Other Rents	95	87	195	175
Gains on Property Dispositions	(129)	(367)	(156)	(370)
Total Expense	2,112	1,299	4,243	3,011

Operating Income	1,703	1,691	2,985	2,792

Interest Expense	(171)	(181)	(350)	(365)
Other Income - Net	26	20	52	40
Earnings Before Income Taxes	1,558	1,530	2,687	2,467

Income Tax Expense	(380)	(357)	(650)	(588)
Net Earnings	$1,178	$1,173	$2,037	$1,879

Per Common Share (Note 2)
Net Earnings Per Share, Basic	$0.55	$0.52	$0.94	$0.83
Net Earnings Per Share, Assuming Dilution	$0.54	$0.52	$0.94	$0.82

Average Shares Outstanding (In millions)	2,158	2,270	2,173	2,276
Average Shares Outstanding, Assuming Dilution (In millions)	2,163	2,275	2,178	2,281

Beginning third quarter 2021, the Company changed the name of Materials, Supplies and Other expense to Purchased Services and Other, which better describes the composition of this expense amount. This change in naming convention does not impact previously reported results.

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS (Unaudited)
(Dollars in millions)

	Second Quarters		Six Months
	2022	2021	2022	2021
Total Comprehensive Earnings (Note 10)	$1,217	$1,152	$2,107	$1,926

See accompanying notes to consolidated financial statements.
CSX Q2 2022 Form 10-Q p.3

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	(Unaudited)
	June 30, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and Cash Equivalents	$724	$2,239
Short-term Investments	88	77
Accounts Receivable - Net (Note 8)	1,489	1,148
Materials and Supplies	379	339
Other Current Assets	104	70
Total Current Assets	2,784	3,873

Properties	47,446	46,505
Accumulated Depreciation	(13,802)	(13,490)
Properties - Net	33,644	33,015

Investment in Affiliates and Other Companies	2,252	2,099
Right-of-Use Lease Asset	489	501
Goodwill and Other Intangible Assets - Net	557	451
Other Long-term Assets	640	592
Total Assets	$40,366	$40,531

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$1,055	$963
Labor and Fringe Benefits Payable	615	630
Casualty, Environmental and Other Reserves (Note 4)	113	118
Current Maturities of Long-term Debt (Note 7)	236	181
Income and Other Taxes Payable	177	134
Other Current Liabilities	197	207
Total Current Liabilities	2,393	2,233

Casualty, Environmental and Other Reserves (Note 4)	290	250
Long-term Debt (Note 7)	15,974	16,185
Deferred Income Taxes - Net	7,592	7,383
Long-term Lease Liability	473	478
Other Long-term Liabilities	503	502
Total Liabilities	27,225	27,031

Shareholders' Equity:
Common Stock, $1 Par Value	2,141	2,202
Other Capital	534	66
Retained Earnings	10,794	11,630
Accumulated Other Comprehensive Loss (Note 10)	(338)	(408)
Non-controlling Minority Interest	10	10
Total Shareholders' Equity	13,141	13,500
Total Liabilities and Shareholders' Equity	$40,366	$40,531
See accompanying notes to consolidated financial statements.
CSX Q2 2022 Form 10-Q p.4

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CASH FLOW STATEMENTS (Unaudited)
(Dollars in millions)

	Six Months
	2022	2021

OPERATING ACTIVITIES
Net Earnings	$2,037	$1,879
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and Amortization	729	693
Deferred Income Taxes	106	66
Gains on Property Dispositions	(156)	(370)
Other Operating Activities	(14)	28
Changes in Operating Assets and Liabilities:
Accounts Receivable	(198)	(127)
Other Current Assets	(71)	(4)
Accounts Payable	61	73
Income and Other Taxes Payable	43	181
Other Current Liabilities	(7)	(20)
Net Cash Provided by Operating Activities	2,530	2,399

INVESTING ACTIVITIES
Property Additions	(811)	(754)
Purchases of Short-term Investments	(19)	—
Proceeds from Sales of Short-term Investments	9	1
Proceeds and Advances from Property Dispositions	29	227
Business Acquisition, Net of Cash Acquired	(208)	—
Other Investing Activities	(19)	(1)
Net Cash Used In Investing Activities	(1,019)	(527)

FINANCING ACTIVITIES
Long-term Debt Repaid (Note 7)	(93)	(360)
Dividends Paid	(433)	(425)
Shares Repurchased	(2,515)	(1,252)
Other Financing Activities	15	22
Net Cash Used in Financing Activities	(3,026)	(2,015)

Net Decrease in Cash and Cash Equivalents	(1,515)	(143)

CASH AND CASH EQUIVALENTS
Cash and Cash Equivalents at Beginning of Period	2,239	3,129
Cash and Cash Equivalents at End of Period	$724	$2,986

SUPPLEMENTAL CASH FLOW INFORMATION
Issuance of common stock as consideration for acquisition	$422	$—

See accompanying notes to consolidated financial statements.
CSX Q2 2022 Form 10-Q p.5

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY (Unaudited)
(Dollars in millions)

Six Months 2022	Common Shares Outstanding (Thousands)	Common Stock and Other Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(a)	Non-controlling Minority Interest	Total Shareholders' Equity

Balance December 31, 2021	2,201,787	$2,268	$11,630	$(408)	$10	$13,500
Comprehensive Earnings:
Net Earnings	—	—	859	—	—	859
Other Comprehensive Income	—	—	—	31	—	31
Total Comprehensive Earnings						890

Common stock dividends, $0.10 per share	—	—	(218)	—	—	(218)
Share Repurchases	(29,365)	(29)	(987)	—	—	(1,016)
Stock Option Exercises and Other	1,831	38		—	1	39
Balance March 31, 2022	2,174,253	$2,277	$11,284	$(377)	$11	$13,195
Comprehensive Earnings:
Net Earnings		—	1,178	—	—	1,178
Other Comprehensive Income		—	—	39	—	39
Total Comprehensive Earnings						1,217

Common stock dividends, $0.10 per share	—	—	(215)	—	—	(215)
Share Repurchases	(46,508)	(47)	(1,452)	—	—	(1,499)
Issuance of common stock for acquisition of Pan Am Systems, Inc.	13,173	422		—	—	422
Stock Option Exercises and Other	314	23	(1)	—	(1)	21
Balance June 30, 2022	2,141,232	$2,675	$10,794	$(338)	$10	$13,141

(a) Accumulated Other Comprehensive Loss balances shown above are net of tax. The associated taxes were $99 million and $88 million as of first and second quarters 2022, respectively. For additional information, see Note 10, Other Comprehensive Income.

See accompanying notes to consolidated financial statements.
CSX Q2 2022 Form 10-Q p.6

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS

Six Months 2021	Common Shares Outstanding (Thousands)	Common Stock and Other Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(a)	Non-controlling Minority Interest	Total Shareholders' Equity

Balance December 31, 2020	2,287,587	$2,440	$11,259	$(598)	$9	13,110
Comprehensive Earnings:
Net Earnings	—	—	706	—	—	706
Other Comprehensive Income	—	—	—	68	—	68
Total Comprehensive Earnings						774

Common stock dividends, $0.093 per share	—	—	(213)	—	—	(213)
Share Repurchases	(18,389)	(18)	(533)	—	—	(551)
Stock Option Exercises and Other	3,003	37	3	—	—	40
Balance March 31, 2021	2,272,201	2,459	11,222	(530)	9	13,160
Comprehensive Earnings:
Net Earnings	—	—	1,173	—	—	1,173
Other Comprehensive Income	—	—	—	(21)	—	(21)
Total Comprehensive Earnings						1,152

Common stock dividends, $0.093 per share	—	—	(212)	—	—	(212)
Share Repurchases	(18,345)	(19)	(682)	—	—	(701)
Stock Option Exercises and Other	640	(186)	222	—	(1)	35
Balance June 30, 2021	2,254,496	2,254	11,723	(551)	8	13,434

(a) Accumulated Other Comprehensive Loss balances shown above are net of tax. The associated taxes were $137 million and $142 million as of first and second quarters 2021, respectively. For additional information, see Note 10, Other Comprehensive Income.

See accompanying notes to consolidated financial statements.
CSX Q2 2022 Form 10-Q p.7

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

    CSX's principal operating subsidiary, CSX Transportation, Inc. (“CSXT”), provides an important link to the transportation supply chain through its approximately 20,000 route mile rail network and serves major population centers in 26 states east of the Mississippi River, the District of Columbia and the Canadian provinces of Ontario and Quebec. The Company's intermodal business links customers to railroads via trucks and terminals. On June 1, 2022, CSX completed its acquisition of Pan Am Systems, Inc. (“Pan Am”) which is the parent company of Pan Am Railways, Inc. This acquisition expands CSXT’s reach in the Northeastern United States.

CSXT is also responsible for the Company's real estate sales, leasing, acquisition and management and development activities. Substantially all of these activities are focused on supporting railroad operations.

Other entities
    In addition to CSXT, the Company’s subsidiaries include Quality Carriers, Inc. ("Quality Carriers"), CSX Intermodal Terminals, Inc. (“CSX Intermodal Terminals”), Total Distribution Services, Inc. (“TDSI”), Transflo Terminal Services, Inc. (“Transflo”), CSX Technology, Inc. (“CSX Technology”) and other subsidiaries. Effective July 1, 2021, CSX acquired Quality Carriers, the largest provider of bulk liquid chemicals truck transportation in North America, from Quality Distribution, Inc. For further details, refer to Note 11, Business Combinations. CSX Intermodal Terminals owns and operates a system of intermodal terminals, predominantly in the eastern United States and also performs drayage services (the pickup and delivery of intermodal shipments) for certain customers. TDSI serves the automotive industry with distribution centers and storage locations. Transflo connects non-rail served customers to the many benefits of rail by transferring products from rail to trucks. The biggest Transflo markets are chemicals and agriculture, which includes shipments of plastics and ethanol. CSX Technology and other subsidiaries provide support services for the Company.

Sale of Property Rights to the Commonwealth of Virginia
On March 26, 2021, the Company entered into a comprehensive agreement to sell certain property rights in three CSX-owned line segments to the Commonwealth of Virginia (“Commonwealth”) over three phases for a total of $525 million. The timing and amount of gains recognized are based on the allocation of fair value to each conveyance, the timing of future conveyances and collectability. In April 2021, upon closing of the first phase of the agreement, the Company collected $200 million in proceeds and recognized a $349 million gain. In fourth quarter 2021, the Company collected additional proceeds of $200 million, a portion of which was attributable to the first phase with the remainder attributable to the second phase. The second phase closed in January 2022, which resulted in a $20 million gain in first quarter 2022. During June 2022, the final $125 million of proceeds was approved by the Commonwealth, which resulted in a $122 million gain in second quarter 2022 related to property rights previously conveyed. These proceeds are expected to be collected during fourth quarter 2022 upon closing of the third phase. As of June 30, 2022, the carrying values of the remaining assets subject to this transaction were not material.
CSX Q2 2022 Form 10-Q p.8

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

Fiscal Year
The Company's fiscal periods are based upon the calendar year. Except as otherwise specified, references to “second quarter(s)” or “six months” indicate CSX's fiscal periods ending June 30, 2022 and June 30, 2021, and references to "year-end" indicate the fiscal year ended December 31, 2021.

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

In November 2021, the FASB issued ASU 2021-10, Disclosure by Business Entities about Government Assistance. This standard update requires annual disclosure of the nature of any government assistance received, accounting policies related to such assistance and the effect of that assistance on the entity’s financial statements. The Company will adopt this guidance effective year end 2022 and the standard update will not impact the Company's results of operations or financial position as the update only impacts disclosures.

CSX Q2 2022 Form 10-Q p.9

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2.    Earnings Per Share

    The following table sets forth the computation of basic earnings per share and earnings per share, assuming dilution.

	Second Quarters		Six Months
	2022	2021	2022	2021
Numerator (Dollars in millions):
Net Earnings	$1,178	$1,173	$2,037	$1,879

Denominator (Units in millions):
Average Common Shares Outstanding	2,158	2,270	2,173	2,276
Other Potentially Dilutive Common Shares	5	5	5	5
Average Common Shares Outstanding, Assuming Dilution	2,163	2,275	2,178	2,281

Net Earnings Per Share, Basic	$0.55	$0.52	$0.94	$0.83
Net Earnings Per Share, Assuming Dilution	$0.54	$0.52	$0.94	$0.82

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

	Second Quarters		Six Months
	2022	2021	2022	2021
Antidilutive Stock Options Excluded from Diluted EPS (Millions)	3	2	3	2
CSX Q2 2022 Form 10-Q p.10

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2.    Earnings Per Share, continued

Share Repurchases
    The Company continues to repurchase shares under the $5 billion share repurchase program announced in October 2020. Total repurchase authority remaining was $488 million as of June 30, 2022. Previously, shares were repurchased under a program announced in January 2019 that was completed in June 2021. On July 19, 2022, a new incremental $5 billion share repurchase program was approved.

During second quarters and six months ended 2022 and 2021, the Company engaged in the following repurchase activities:

	Second Quarters		Six Months
	2022	2021	2022	2021
Shares Repurchased (Millions) (a)	47	22	76	40
Cost of Shares (Dollars in millions)	$1,499	$701	$2,515	$1,252
(a) For second quarter and six months 2021, shares repurchased includes 3 million shares that were purchased in June 2021, but were not retired until July 1st, 2021, due to timing of the stock split that occurred on June 28, 2021. These shares are reflected as outstanding as of June 30, 2021, on the consolidated statement of changes in shareholder's equity.

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

Dividend Increase
In February 2022, the Company's Board of Directors authorized a 7% increase in the quarterly cash dividend to $0.10 per common share.

CSX Q2 2022 Form 10-Q p.11

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

Share-based compensation expense for awards under share-based compensation plans and purchases made as part of the employee stock purchase plan is measured using the fair value of the award on the grant date and is recognized on a straight-line basis over the service period of the respective award. Alternatively, expense is recognized upon death or upon grant date to certain retirement-eligible employees whose agreements allow for continued vesting upon retirement. Forfeitures are recognized as they occur. Total pre-tax expense and income tax benefits associated with share-based compensation are shown in the table below. Income tax benefits include impacts from option exercises and the vesting of other equity awards.

	Second Quarters		Six Months
(Dollars in millions)	2022	2021	2022	2021
Share-Based Compensation Expense:
Performance Units	$6	$20	$26	$38
Stock Options	3	4	10	10
Restricted Stock Units and Awards	3	2	9	7
Stock Awards for Directors	—	—	2	2
Employee Stock Purchase Plan	1	1	2	2
Total Share-Based Compensation Expense	$13	$27	$49	$59
Income Tax Benefit	$3	$6	$12	$15

CSX Q2 2022 Form 10-Q p.12

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3.     Stock Plans and Share-Based Compensation, continued

Long-term Incentive Plan
    In February 2022, the Company granted 494 thousand performance units to certain employees under a new long-term incentive plan ("LTIP") for the years 2022 through 2024, which was adopted under the CSX 2019 Stock and Incentive Award Plan.

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

    Grants were made in performance units, with each unit representing the right to receive one share of CSX common stock, and payouts will be made in CSX common stock. The payout range for participants will be between 0% and 200% of the target awards depending on Company performance against predetermined goals. Payouts for certain executive officers are subject to formulaic upward or downward adjustment by up to 25%, capped at an overall payout of 250%, based upon the Company's total shareholder return relative to specified comparable groups over the performance period. Participants will receive stock dividend equivalents declared over the performance period based on the number of performance units paid upon vesting. Other immaterial grants of performance units were made during second quarters 2022 and 2021. The fair values of the performance units awarded during the second quarters and six months 2022 and 2021 were primarily calculated using a Monte-Carlo simulation model with the following weighted-average assumptions:

	Second Quarters		Six Months
	2022	2021	2022	2021
Weighted-Average Assumptions Used:
Risk-free Interest Rate	2.8%	0.2%	1.8%	0.2%
Annualized Volatility	33.8%	34.3%	33.0%	33.6%
Expected Life (in years)	2.7	2.6	2.9	2.9

Stock Options
In February 2022, the Company granted approximately 1.6 million stock options along with the corresponding LTIP. The fair value of stock options was calculated using the Black-Scholes valuation model. These stock options were granted with ten-year terms and vest over three years in equal installments each year on the anniversary of the grant date. The exercise price for stock options granted equals the closing market price of the underlying stock on the date of grant. These awards are time-based and are not based upon attainment of performance goals. During second quarters 2022 and 2021, there were additional immaterial grants of stock options to certain members of management.

CSX Q2 2022 Form 10-Q p.13

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3.     Stock Plans and Share-Based Compensation, continued

    The fair values of all stock option awards during the quarters and six months ended June 30, 2022 and June 30, 2021 were estimated at the grant date with the following weighted average assumptions:

	Second Quarters		Six Months
	2022	2021	2022	2021
Weighted-Average Grant Date Fair Value	$10.65	$9.18	$10.13	$7.89

Weighted-Average Assumptions Used:
Annual Dividend Yield	1.1%	1.1%	1.1%	1.2%
Risk-Free Interest Rate	2.7%	1.0%	1.9%	0.7%
Annualized Volatility	30.3%	31.0%	30.1%	31.2%
Expected Life (in years)	6.1	6.0	6.0	6.0

Other Pricing Model Inputs:
Weighted-Average Grant Date Market Price of CSX Stock (strike price)	$35.07	$33.35	$35.15	$29.53

Restricted Stock Units
    In February 2022, the Company granted 452 thousand restricted stock units along with the corresponding LTIP. The restricted stock units vest three years after the date of grant. Participants will receive stock dividend equivalents on the vested shares upon vesting. These awards are time-based and are not based upon CSX's attainment of operational targets. Restricted stock units are paid out in CSX common stock on a one-for-one basis. During second quarters 2022 and 2021, there were additional immaterial grants of restricted stock units. For information related to the Company's outstanding long-term incentive compensation, see CSX's most recent annual report on Form 10-K.

Employee Stock Purchase Plan
In May 2018, shareholders approved the 2018 CSX Employee Stock Purchase Plan (“ESPP”) for the benefit of Company employees. The Company registered 12 million shares of common stock that may be issued pursuant to this plan. Under the ESPP, employees may contribute between 1% and 10% of base compensation, after-tax, to purchase up to $25,000 of market value CSX common stock per year at 85% of the closing market price on either the grant date or the last day of the six-month offering period, whichever is lower. Under this program, no shares were issued during second quarters 2022 and 2021. During the six months ended June 30, 2022 and June 30, 2021, the Company issued the following shares:

	Six Months
	2022	2021
Shares issued (in thousands)	326	396
Weighted average purchase price per share	$27.44	$19.33
CSX Q2 2022 Form 10-Q p.14

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4.    Casualty, Environmental and Other Reserves

Personal injury and environmental reserves are considered critical accounting estimates due to the need for management judgment. Casualty, environmental and other reserves are provided for in the consolidated balance sheets as shown in the table below.

	June 30, 2022			December 31, 2021
(Dollars in millions)	Current	Long-term	Total	Current	Long-term	Total

Casualty:
Personal Injury	$31	$95	$126	$37	$81	$118
Occupational	7	55	62	7	55	62
Total Casualty	38	150	188	44	136	180
Environmental	40	93	133	37	71	108
Other	35	47	82	37	43	80
Total	$113	$290	$403	$118	$250	$368

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

Casualty
     Casualty reserves of $188 million and $180 million as of June 30, 2022 and December 31, 2021, respectively, represent accruals for personal injury, occupational disease and occupational injury claims primarily related to railroad operations. Beginning June 1, 2021, the Company's self-insured retention amount for these claims increased from $75 million to $100 million per occurrence. Currently, no individual claim is expected to exceed the self-insured retention amount. In accordance with the Contingencies Topic in the ASC, to the extent the value of an individual claim exceeds the self-insured retention amount, the Company would present the liability on a gross basis with a corresponding receivable for insurance recoveries. These reserves fluctuate based upon the timing of payments as well as changes in estimate. Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. Most of the Company's casualty claims relate to CSXT. Defense and processing costs, which historically have been insignificant and are anticipated to be insignificant in the future, are not included in the recorded liabilities.

Personal Injury
    Personal injury reserves represent liabilities for employee work-related and third-party injuries. Work-related injuries for CSXT employees are primarily subject to the Federal Employers’ Liability Act (“FELA”). CSXT retains an independent actuary to assist management in assessing the value of personal injury claims. An analysis is performed by the actuary quarterly and is reviewed by management. This analysis did not result in a material adjustment to the personal injury reserve in the quarters and six months ended June 30, 2022 or June 30, 2021. The methodology used by the actuary includes a development factor to reflect growth or reduction in the value of these personal injury claims based largely on CSXT's historical claims and settlement experience.
CSX Q2 2022 Form 10-Q p.15

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4.    Casualty, Environmental and Other Reserves, continued

Occupational
    Occupational reserves represent liabilities arising from allegations of exposure to certain materials in the workplace (such as solvents, soaps, chemicals and diesel fumes), past exposure to asbestos or allegations of chronic physical injuries resulting from work conditions (such as repetitive stress injuries). The Company retains an independent actuary to analyze the Company’s historical claim filings, settlement amounts, and dismissal rates to assist in determining future anticipated claim filing rates and average settlement values. This analysis is performed by the actuary and reviewed by management quarterly. The analysis did not result in a material adjustment to the occupational reserve in the quarters and six months ended June 30, 2022 or June 30, 2021.

Environmental
Environmental reserves were $133 million and $108 million as of June 30, 2022 and December 31, 2021, respectively. The Company is a party to various proceedings related to environmental issues, including administrative and judicial proceedings involving private parties and regulatory agencies. The Company has been identified as a potentially responsible party at approximately 230 environmentally impaired sites. Many of these are, or may be, subject to remedial action under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), also known as the Superfund Law, or similar state statutes. Most of these proceedings arose from environmental conditions on properties used for ongoing or discontinued railroad operations. A number of these proceedings, however, are based on allegations that the Company, or its predecessors, sent hazardous substances to facilities owned or operated by others for treatment, recycling or disposal. In addition, some of the Company's land holdings were leased to others for commercial or industrial uses that may have resulted in releases of hazardous substances or other regulated materials onto the property and could give rise to proceedings against the Company.

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

CSX Q2 2022 Form 10-Q p.16

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

Other
Other reserves were $82 million and $80 million as of June 30, 2022 and December 31, 2021, respectively. Other reserves include liabilities for various claims, such as automobile, property, general liability and workers' compensation. Also included in other reserves are longshoremen disability claims related to a previously owned international shipping business (these claims are in runoff) as well as claims for current port employees.

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
CSX Q2 2022 Form 10-Q p.17

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

    The Company is able to estimate a range of possible loss for certain legal proceedings for which a loss is reasonably possible in excess of reserves established. The Company has estimated this range to be $2 million to $20 million in aggregate at June 30, 2022. This estimated aggregate range is based upon currently available information and is subject to significant judgment and a variety of assumptions. Accordingly, the Company's estimate will change from time to time, and actual losses may vary significantly from the current estimate.

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
CSX Q2 2022 Form 10-Q p.18

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

For the remainder of the Study Area, EPA has selected an interim remedy in a Record of Decision dated September 28, 2021. Settlement discussions are also ongoing for the selected interim remedy. On March 2, 2022, EPA issued a Notice Letter to Pharmacia, Occidental Chemical Corporation and eight other parties alleging they are liable under Section 107(a) of CERCLA for releases or threatened releases of hazardous substances and requesting each party, individually or collectively, submit good faith offers to EPA in connection with the Study Area. CSX, on behalf of Pharmacia, responded to the Notice Letter and submitted a good faith offer to EPA on June 27, 2022, following meetings with a mediator from EPA’s Conflict Prevention and Resolution Center. Negotiations with EPA and other parties to resolve this matter continue.

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
CSX Q2 2022 Form 10-Q p.19

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

	Pension Benefits Cost
	Second Quarters		Six Months
(Dollars in millions)	2022	2021	2022	2021
Service Cost Included in Labor and Fringe	$8	$9	$16	$18

Interest Cost	16	13	32	27
Expected Return on Plan Assets	(47)	(47)	(94)	(93)
Amortization of Net Loss	13	19	25	37
Total Included in Other Income - Net	(18)	(15)	(37)	(29)

Net Periodic Benefit Credit	$(10)	$(6)	$(21)	$(11)

	Other Post-retirement Benefits Cost
	Second Quarters		Six Months
(Dollars in millions)	2022	2021	2022	2021
Service Cost Included in Labor and Fringe	$—	$—	$—	$—

Interest Cost	1	1	1	1
Amortization of Prior Service Credits	(2)	(3)	(3)	(4)
Total Included in Other Income - Net	(1)	(2)	(2)	(3)

Net Periodic Benefit Credit	$(1)	$(2)	$(2)	$(3)

    Qualified pension plan obligations are funded in accordance with regulatory requirements and with an objective of meeting or exceeding minimum funding requirements necessary to avoid restrictions on flexibility of plan operation and benefit payments. No contributions to the Company's qualified pension plans are expected in 2022.

CSX Q2 2022 Form 10-Q p.20

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 7.    Debt and Credit Agreements

Total activity related to long-term debt as of the end of second quarter 2022 is shown in the table below. For fair value information related to the Company's long-term debt, see Note 9, Fair Value Measurements.

(Dollars in millions)	Current Portion	Long-term Portion	Total
Long-term Debt as of December 31, 2021	$181	$16,185	$16,366
2022 Activity:
Long-term Debt Repaid	(93)	—	(93)
Reclassifications	147	(147)	—
Hedging, Discount, Premium and Other Activity	1	(64)	(63)
Long-term Debt as of June 30, 2022	$236	$15,974	$16,210

Interest Rate Derivatives
In first quarter 2022, CSX entered into five separate fixed-to-floating interest rate swaps classified as fair value hedges. The swaps are designed to hedge 10 years of interest rate risk associated with market fluctuations attributable to the Secured Overnight Financing Rate on a cumulative $800 million of fixed rate outstanding notes which are due between 2036 and 2040. As of June 30, 2022, the fair value of these swaps was a $72 million liability, which is included in other long-term liabilities on the consolidated balance sheet. The associated cumulative adjustment to the hedged notes is included in long-term debt. Gains and losses resulting from changes in fair value of the interest rate swaps offset changes in the fair value of the hedged portion of the underlying debt so no gain or loss has been recognized due to hedge ineffectiveness. Differences on the fixed-to-floating legs of the derivatives are recognized in interest expense and were not material in second quarter or six months ended 2022. The swaps will expire in 2032. If settled early, the remaining liability or asset will be amortized over the remaining life of the associated notes. The amounts recorded in long-term debt on the consolidated balance sheet related to these fair value hedges is summarized in the table below.

(Dollars in millions)	June 30, 2022
Notional Value of Hedged Notes	$800
Cumulative Fair Value Adjustment to Hedged Notes	(72)
Carrying Amount of Hedged Notes	$728

In 2020, the Company executed forward starting interest rate swaps, classified as cash flow hedges, with aggregate notional value of $500 million. These swaps were effected to hedge the benchmark interest rate associated with future interest payments related to the anticipated refinancing of $850 million of 3.25% notes due in 2027. As of June 30, 2022 and December 31, 2021, the asset value of the forward starting interest rate swaps was $162 million and $91 million, respectively, and was recorded in other long-term assets on the consolidated balance sheet. Unrealized gains or losses associated with changes in the fair value of the hedge are recorded net of tax in accumulated other comprehensive income (“AOCI”) on the consolidated balance sheet. Unless settled early, the swaps will expire in 2027 and the unrealized gain or loss in AOCI will be recognized in earnings as an adjustment to interest expense over the same period during which the hedged transaction affects earnings. Unrealized amounts, recorded net of tax in other comprehensive income, related to the hedge were a gain of $33 million and a loss of $35 million for second quarters ended 2022 and 2021 and gains of $54 million and $21 million for the six months 2022 and 2021, respectively.
CSX Q2 2022 Form 10-Q p.21

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 7.    Debt and Credit Agreements, continued

Credit Facility
    CSX has a $1.2 billion unsecured, revolving credit facility backed by a diverse syndicate of banks. This facility allows same-day borrowings at floating interest rates, based on LIBOR or an agreed-upon replacement reference rate, plus a spread that depends upon CSX's senior unsecured debt ratings. This facility expires in March 2024, and at June 30, 2022, the Company had no outstanding balances under this facility.

    Commitment fees and interest rates payable under the facility were similar to fees and rates available to comparably rated investment-grade borrowers. As of second quarter 2022, CSX was in compliance with all covenant requirements under this facility.

Commercial Paper
    Under its commercial paper program, which is backed by the revolving credit facility, the Company may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $1.0 billion outstanding at any one time. Proceeds from issuances of the notes are expected to be used for general corporate purposes. At June 30, 2022, the Company had no outstanding debt under the commercial paper program.

NOTE 8.     Revenues

The Company’s revenues are primarily derived from the transportation of freight as performance obligations that arise from its contracts with customers are satisfied. The following table presents the Company’s revenues disaggregated by market as this best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors:

	Second Quarters		Six Months
(Dollars in millions)	2022	2021	2022	2021

Chemicals	$666	$606	$1,284	$1,186
Agricultural and Food Products	412	370	799	719
Automotive	268	216	495	452
Forest Products	251	233	479	453
Metals and Equipment	216	204	413	390
Minerals	170	152	314	277
Fertilizers	118	122	238	244
Total Merchandise	2,101	1,903	4,022	3,721

Intermodal	602	511	1,129	979
Coal	651	423	1,184	807
Trucking(a)	259	—	489	—
Other	202	153	404	296
Total	$3,815	$2,990	$7,228	$5,803
(a) Effective third quarter 2021, Trucking revenue is comprised of revenue from the operations of Quality Carriers, which was acquired by CSX effective July 1, 2021.

CSX Q2 2022 Form 10-Q p.22

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

CSX Q2 2022 Form 10-Q p.23

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 8.     Revenues, continued

During the second quarters and six months 2022 and 2021, revenue recognized from performance obligations related to prior periods (for example, due to changes in transaction price) was not material.

Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to future reporting periods for freight services started but not completed at the reporting date. This includes the unearned portion of billed and unbilled amounts for cancellable freight shipments in transit. The Company expects to recognize the unearned portion of revenue for freight services in transit within one week of the reporting date. As of June 30, 2022, remaining performance obligations were not material.

Contract Balances and Accounts Receivable
The timing of revenue recognition, billings and cash collections results in accounts receivable and customer advances and deposits (contract liabilities) on the consolidated balance sheets. Contract assets, contract liabilities and deferred contract costs recorded on the consolidated balance sheet as of June 30, 2022, were not material.

The Company’s accounts receivable - net consists of freight and non-freight receivables, reduced by an allowance for credit losses.

(Dollars in millions)	June 30, 2022	December 31, 2021

Freight Receivables	$1,142	$951
Freight Allowance for Credit Losses	(14)	(14)
Freight Receivables, net	1,128	937

Non-Freight Receivables	375	225
Non-Freight Allowance for Credit Losses	(14)	(14)
Non-Freight Receivables, net	361	211
Total Accounts Receivable, net	$1,489	$1,148

Freight receivables include amounts earned, billed and unbilled, and currently due from customers for transportation-related services. Non-freight receivables include amounts billed and unbilled and currently due related to government reimbursement receivables and other non-revenue receivables. At June 30, 2022, non-freight receivables include a $124 million receivable related to the sale of property rights to the Commonwealth of Virginia. See Note 1, Nature of Operations and Significant Accounting Policies, for more details about this transaction. The Company maintains an allowance for credit losses to provide for the estimated amount of receivables that will not be collected. The allowance is based upon an assessment of risk characteristics, historical payment experience, and the age of outstanding receivables adjusted for forward-looking economic conditions as necessary. Credit losses recognized on the Company’s accounts receivable were not material in the second quarters or six months 2022 and 2021.

CSX Q2 2022 Form 10-Q p.24

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

Investments
    The Company's investment assets are carried at fair value on the consolidated balance sheet in accordance with the Fair Value Measurements and Disclosures Topic in the ASC. They are valued with assistance from a third-party trustee and consist of fixed income mutual funds, corporate bonds and government securities. The fixed income mutual funds are valued at the net asset value of shares held based on quoted market prices determined in an active market, which are Level 1 inputs. The corporate bonds and government securities are valued using broker quotes that utilize observable market inputs, which are Level 2 inputs.

    The Company's investment assets are summarized in the following table.

	June 30, 2022			December 31, 2021
(Dollars in Millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Fixed Income Mutual Funds	$87	$—	$87	$75	$—	$75
Corporate Bonds	—	52	52	—	63	63
Government Securities	—	22	22	—	26	26
Total investments at fair value	$87	$74	$161	$75	$89	$164

Total investments at amortized cost			$163			$156

CSX Q2 2022 Form 10-Q p.25

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 9.    Fair Value Measurements, continued

These investments have the following maturities:

(Dollars in millions)	June 30, 2022	December 31, 2021
Less than 1 year	$88	$77
1 - 5 years	25	28
5 - 10 years	10	12
Greater than 10 years	38	47
Total investments at fair value	$161	$164

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

(Dollars in millions)	June 30, 2022	December 31, 2021
Long-term Debt (Including Current Maturities):
Fair Value	$15,302	$19,439
Carrying Value	16,210	16,366

Interest Rate Derivatives
The Company’s fixed-to-floating and forward starting interest rate swaps are carried at their respective fair values, which are determined with assistance from a third party based upon pricing models using inputs observed from actively quoted markets. All of the inputs used to determine the fair value of the swaps are Level 2 inputs. The fair value of the Company’s fixed-to-floating interest rate swaps was a liability of $72 million as of June 30, 2022. The fair value of the Company’s forward starting interest rate swap asset was $162 million and $91 million as of June 30, 2022 and December 31, 2021, respectively. See Note 7, Debt and Credit Agreements, for further information.

CSX Q2 2022 Form 10-Q p.26

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 10.     Other Comprehensive Income (Loss)

    CSX reports comprehensive earnings or loss in accordance with the Comprehensive Income Topic in the ASC in the consolidated comprehensive income statement. Total comprehensive earnings are defined as all changes in shareholders' equity during a period, other than those resulting from investments by and distributions to shareholders (e.g. issuance of equity securities and dividends). Generally, for CSX, total comprehensive earnings equal net earnings plus or minus adjustments for pension and other post-retirement liabilities as well as derivative activity and other adjustments. Total comprehensive earnings represent the activity for a period net of tax and was $1.2 billion each for second quarters 2022 and 2021 and $2.1 billion and $1.9 billion for the six months 2022 and 2021, respectively.

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

	Pension and Other Post-Employment Benefits	Interest Rate Derivatives	Other	Accumulated Other Comprehensive Income (Loss)
(Dollars in millions)
Balance December 31, 2021, Net of Tax	$(431)	$70	$(47)	$(408)
Other Comprehensive Income (Loss)
Income Before Reclassifications	—	71	—	71
Amounts Reclassified to Net Earnings	21	—	(3)	18
Tax (Expense)/Benefit	(5)	(17)	3	(19)
Total Other Comprehensive Income	16	54	—	70
Balance June 30, 2022, Net of Tax	$(415)	$124	$(47)	$(338)

CSX Q2 2022 Form 10-Q p.27

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 11.     Business Combinations

Acquisition of Pan Am Systems, Inc.
On June 1, 2022 CSX completed its acquisition of Pan Am Systems, Inc. (“Pan Am”) which is the parent company of Pan Am Railways, Inc. who jointly owns Pan Am Southern, LLC with a subsidiary of Norfolk Southern Corporation. Pan Am owns and operates a highly integrated, nearly 1,200-mile rail network and has a joint interest in the more than 600-mile Pan Am Southern system. This acquisition expands CSX’s reach in the Northeastern United States. The results of Pan Am's operations and its cash flows were consolidated prospectively.

The Company accounted for the transaction using the acquisition method in accordance with ASC Topic 805, Business Combinations. The allocation of the purchase price to assets acquired and liabilities assumed is based upon available information and is subject to change as preliminary values are reviewed. Any adjustments to the purchase price allocation will be made as soon as practicable but no later than one year from the date of acquisition.

The closing price of $601 million was funded through a combination of common stock valued at $422 million and cash totaling $179 million, subject to certain customary purchase price adjustments. Total cash consideration paid to acquire the business includes a $30 million deposit paid in fourth quarter 2020. Cash payments made in second quarter 2022 are included in investing activities on the Company's consolidated cash flow statement.

The preliminary allocation of total consideration to the fair values of the acquired assets and liabilities of Pan Am is summarized in the table below.

(Dollars in millions)	June 1, 2022
Assets Acquired:
Accounts Receivable	$23
Properties and Equipment	536
Goodwill	84
Investments in Affiliates	86
Other Assets	11
Total Assets Acquired	$740
Liabilities Assumed:
Accounts Payable and Accrued Liabilities	$34
Deferred Tax Liability	83
Other Long-term Liabilities	22
Total Liabilities Assumed	139
Fair Value of Assets Acquired, Net of Liabilities Assumed:	$601

Properties and equipment of $536 million include road and track assets, work equipment, land, buildings and other assets. The investments in affiliates includes the interest in Pan Am Southern, LLC acquired as part of the purchase as well as other investments.

CSX Q2 2022 Form 10-Q p.28

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 11.     Business Combinations, continued

The Company has incurred costs related to this acquisition of approximately $29 million, of which $18 million was incurred during second quarter 2022. All acquisition-related costs were expensed as incurred and have been recorded in labor and fringe or purchased services and other in the accompanying consolidated income statements.

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

Other Acquisitions
During the six months 2022, Quality Carriers completed several acquisitions of previous independent affiliates that were immaterial individually and in aggregate.
CSX Q2 2022 Form 10-Q p.29

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12.     Goodwill and Other Intangible Assets

The following table presents activity related to goodwill and other intangible asset balances for the six months ended June 30, 2022.

	Goodwill	Intangible Assets
(Dollars in millions)	Net Carrying Amount	Cost	Accumulated Amortization	Net Carrying Amount	Total Goodwill and Other Intangible Assets - Net
Balance at December, 31, 2021	$276	$180	$(5)	$175	$451
Additions	101	10	—	10	111
Amortization	—	—	(5)	(5)	(5)
Balance at June, 30, 2022	$377	$190	$(10)	$180	$557

Additions to goodwill during the six months 2022 were comprised of $84 million in goodwill as a result of the Pan Am acquisition and $17 million in goodwill resulting from several acquisitions completed by Quality Carriers. Goodwill related to the Pan Am acquisition was calculated as the excess of the consideration paid over the fair value of net assets assumed as of June 1, 2022 and relates primarily to the ability of CSX to extend the reach of its service to a wider customer base over an expanded territory, creating new market prospects and efficiencies. Goodwill recognized in this acquisition is not deductible for tax purposes.

During the six months 2022, Quality Carriers completed several acquisitions that were immaterial individually and in aggregate that resulted in the addition of goodwill and other intangible assets.

CSX Q2 2022 Form 10-Q p.30

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER 2022 HIGHLIGHTS

•Revenue increased $825 million, or 28% year over year.
•Expenses increased $813 million, or 63% year over year.
•Operating income of $1.7 billion increased $12 million, or 1%, year over year.
•Operating ratio of 55.4% increased 1,200 basis points versus prior year.
•Earnings per diluted share of $0.54 increased $0.02, or 4% year over year.

	Second Quarters				Six Months
	2022	2021	Fav/(Unfav)	% Change	2022	2021	Fav / (Unfav)	% Change
Volume (in thousands)	1,594	1,591	3	—%	3,092	3,120	(28)	(1)%

(in millions)
Revenue	$3,815	$2,990	$825	28	$7,228	$5,803	$1,425	25
Expense	2,112	1,299	(813)	(63)	4,243	3,011	(1,232)	(41)
Operating Income	$1,703	$1,691	$12	1%	$2,985	$2,792	$193	7%

Operating Ratio	55.4%	43.4%	(1,200)	bps	58.7%	51.9%	(680)	bps

Earnings Per Diluted Share	$0.54	$0.52	$0.02	4%	$0.94	$0.82	$0.12	15%

Acquisition of Pan Am Systems, Inc.
On June 1, 2022, CSX acquired Pan Am for a purchase price of $601 million funded through a through a combination of common stock valued at $422 million and cash totaling $179 million. Accordingly, the consolidated second quarter and six months 2022 results include the results of Pan Am's operations after the acquisition date. For further details, refer to Note 11, Business Combinations.

Acquisition of Quality Carriers, Inc.
On July 1, 2021, CSX acquired Quality Carriers, Inc. for a purchase price of $541 million in cash, net of $3 million cash acquired. This transaction was funded by cash on hand. For further details, refer to Note 11, Business Combinations.

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
CSX Q2 2022 Form 10-Q p.31

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Volume and Revenue (Unaudited)
Volume (Thousands of units); Revenue (Dollars in Millions); Revenue Per Unit (Dollars)
Second Quarters
	Volume			Revenue			Revenue Per Unit
	2022	2021	% Change	2022	2021	% Change	2022	2021	% Change
Chemicals	165	167	(1)%	$666	$606	10%	$4,036	$3,629	11%
Agricultural and Food Products	120	117	3	412	370	11	3,433	3,162	9
Minerals	90	87	3	170	152	12	1,889	1,747	8
Automotive	85	77	10	268	216	24	3,153	2,805	12
Forest Products	74	75	(1)	251	233	8	3,392	3,107	9
Metals and Equipment	69	71	(3)	216	204	6	3,130	2,873	9
Fertilizers	54	62	(13)	118	122	(3)	2,185	1,968	11
Total Merchandise	657	656	—	2,101	1,903	10	3,198	2,901	10
Intermodal	759	752	1	602	511	18	793	680	17
Coal	178	183	(3)	651	423	54	3,657	2,311	58
Trucking (a)	—	—	—	259	—	NM	—	—	—
Other	—	—	—	202	153	32	—	—	—
Total	1,594	1,591	—%	$3,815	$2,990	28%	$2,393	$1,879	27%

Six Months
	Volume			Revenue			Revenue Per Unit
	2022	2021	% Change	2022	2021	% Change	2022	2021	% Change
Chemicals	326	330	(1)%	$1,284	$1,186	8%	$3,939	$3,594	10%
Agricultural and Food Products	238	233	2	799	719	11	3,357	3,086	9
Automotive	163	164	(1)	495	452	10	3,037	2,756	10
Minerals	162	154	5	314	277	13	1,938	1,799	8
Forest Products	144	148	(3)	479	453	6	3,326	3,061	9
Metals and Equipment	135	139	(3)	413	390	6	3,059	2,806	9
Fertilizers	110	119	(8)	238	244	(2)	2,164	2,050	6
Total Merchandise	1,278	1,287	(1)	4,022	3,721	8	3,147	2,891	9
Intermodal	1,481	1,478	—	1,129	979	15	762	662	15
Coal	333	355	(6)	1,184	807	47	3,556	2,273	56
Trucking (a)	—	—	—	489	—	NM	—	—	—
Other	—	—	—	404	296	36	—	—	—
Total	3,092	3,120	(1)%	$7,228	$5,803	25%	$2,338	$1,860	26%
NM - not meaningful
(a) Effective third quarter 2021, Trucking revenue is comprised of revenue from the operations of Quality Carriers, which was acquired by CSX effective July 1, 2021.
CSX Q2 2022 Form 10-Q p.32

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Second Quarter 2022

Revenue
Total revenue increased 28% in second quarter 2022 when compared to second quarter 2021 primarily due to: the inclusion of Quality Carriers' results, higher fuel recovery, pricing gains that include the benefit of higher export coal benchmark rates, and increases in other revenue.

Merchandise Volume
Chemicals - Decreased due to lower shipments of crude oil and other energy-related commodities, partially offset by higher shipments of core chemicals.

Agricultural and Food Products - Increased as a result of higher shipments of ethanol and grain.

Minerals - Increased as a result of higher shipments of aggregates and salt.

Automotive - Increased due to higher North American vehicle production as semiconductor availability has improved.

Forest Products - Decreased primarily due to lower shipments of building products.

Metals and Equipment - Decreased primarily due to lower steel shipments, partially offset by higher scrap and equipment shipments.

Fertilizers - Decreased due to declines in short-haul and long-haul phosphate shipments.

Intermodal Volume
Increased international shipments were partially offset by lower domestic shipments due to continued supply-side constraints.

Coal Volume
Export coal decreased due to lower shipments of thermal coal, partially driven by reduced capacity at Curtis Bay coal pier due to the continued outage at a portion of the facility. Domestic coal increased due to higher steel and industrial shipments, partially offset by lower shipments of utility coal including the impacts of limited coal availability during mine disruptions.

Trucking Revenue
Trucking revenue increased $259 million versus prior year due to the inclusion of Quality Carriers' results.

Other Revenue
Other revenue increased $49 million versus prior year primarily due to increases in revenue for intermodal storage and equipment usage.
CSX Q2 2022 Form 10-Q p.33

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Expenses
Expenses of $2.1 billion increased $813 million, or 63%, in second quarter 2022 when compared to second quarter 2021.

Labor and Fringe expense increased $88 million due to the following:
•The inclusion of Quality Carriers' operations resulted in increased costs of $40 million.
•Expenses related to hiring and retention programs increased $14 million.
•Incentive compensation decreased $11 million primarily due to higher adjustments for expected payouts in the prior year.
•Inflation and other costs increased $45 million, including $7 million of current year Pan Am acquisition-related costs.

Purchased Services and Other expense increased $206 million due to the following:
•The inclusion of Quality Carriers' operations drove $141 million of additional costs.
•Operating support costs were $42 million higher primarily as a result of inflation, a larger active locomotive fleet and increased intermodal terminal costs.
•Other costs increased $23 million due to current year Pan Am acquisition-related costs of $11 million and other non-significant items.

Fuel expense increased $252 million primarily resulting from a 92% increase in locomotive fuel prices, the inclusion of non-locomotive fuel used for trucking in the current year and a prior year $18 million benefit related to a state fuel tax matter.

Depreciation and Amortization expense increased $21 million primarily due to a larger asset base, which includes Quality Carriers' assets.

Equipment and Other Rents expense was $8 million higher primarily due to the addition of Quality Carriers' costs.

Gains on Property Dispositions decreased $238 million in the current year primarily due to lower gains recognized related to the sale of property rights as part of the multi-phase agreement with the Commonwealth of Virginia.

Interest Expense
Interest expense decreased $10 million primarily due to lower effective interest rates and lower average debt balances.

Other Income - Net
Other income - net increased $6 million primarily due to an increase in net pension benefit credits.

Income Tax Expense
Income tax expense increased $23 million primarily due to the impacts of a favorable state legislative change in the prior year and higher earnings before income taxes in the current year.

CSX Q2 2022 Form 10-Q p.34

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Six Months Results of Operations

Revenue increased $1.4 billion due to the inclusion of Quality Carriers' results, pricing gains across all markets, higher fuel recovery and increases in other revenue driven by intermodal storage and equipment usage.

Total expense increased $1.2 billion primarily driven by the inclusion of costs related to Quality Carriers' operations, higher fuel prices and lower gains on property dispositions.

Interest expense decreased $15 million primarily as a result of lower average interest rates as well as lower average debt balances.

Other income - net increased $12 million primarily due to an increase in net pension benefit credits and higher interest income.

Income tax expense increased $62 million primarily due to higher earnings before income taxes and favorable impacts of state legislative changes in the prior year.

CSX Q2 2022 Form 10-Q p.35

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

Free Cash Flow
    Management believes that free cash flow is supplemental information useful to investors as it is important in evaluating the Company’s financial performance. More specifically, free cash flow measures cash generated by the business after reinvestment. This measure represents cash available for both equity and bond investors to be used for dividends, share repurchases or principal reduction on outstanding debt. Free cash flow is calculated by using net cash from operations and adjusting for property additions and proceeds and advances from property dispositions. Free cash flow should be considered in addition to, rather than a substitute for, cash provided by operating activities. The decrease in free cash flow before dividends from the prior year of $123 million is due to a decrease in proceeds from property dispositions driven by the timing of payments related to the sale of property rights to the Commonwealth of Virginia as well as higher property additions, partially offset by an increase in cash from operating activities.

    The following table reconciles cash provided by operating activities (GAAP measure) to free cash flow, before dividends (non-GAAP measure).

	Six Months
(Dollars in millions)	2022	2021
Net cash provided by operating activities	$2,530	$2,399
Property Additions	(811)	(754)
Proceeds and Advances from Property Dispositions	29	227
Other Investing Activities (a)	n/a	(1)
Free Cash Flow (before payment of dividends)	$1,748	$1,871
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

In second quarter 2022, velocity decreased by 15% and dwell increased by 12% versus prior year. Carload trip plan performance decreased by 14% while intermodal trip plan performance improved by 1%. The Company expects operating metrics to improve commensurate with hiring and training, and remains focused on executing the operating plan to deliver safe, reliable and efficient service to customers.
CSX Q2 2022 Form 10-Q p.36

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The personal injury frequency index of 1.07 increased 2% versus the prior year. The FRA train accident rate of 2.96 increased 29% year over year. Safety remains a top priority at CSX, and the Company is committed to reducing risk and enhancing the overall safety of its employees, customers and communities in which the Company operates.

	Second Quarters			Six Months
	2022	2021	Improvement/ (Deterioration)	2022	2021	Improvement/ (Deterioration)
Operations Performance
Train Velocity (Miles per hour) (a)	15.3	17.9	(15)%	15.6	18.4	(15)%
Dwell (Hours) (a)	11.8	10.5	(12)%	11.5	10.6	(8)%
Cars Online (a)	140,967	131,000	(8)%	139,724	129,984	(7)%
On-Time Originations (a)	62%	78%	(21)%	63%	79%	(20)%
On-Time Arrivals (a)	50%	67%	(25)%	53%	68%	(22)%
Carload Trip Plan Performance (a)	59%	69%	(14)%	61%	68%	(10)%
Intermodal Trip Plan Performance (a)	90%	89%	1%	88%	87%	1%
Fuel Efficiency	0.97	0.96	(1)%	0.99	0.97	(2)%

Revenue Ton-Miles (Billions)
Merchandise	32.1	32.1	—%	63.3	63.4	—%
Coal	8.4	9.2	(9)%	16.0	18.0	(11)%
Intermodal	7.7	8.1	(5)%	15.3	15.8	(3)%
Total Revenue Ton-Miles	48.2	49.4	(2)%	94.6	97.2	(3)%

Total Gross Ton-Miles (Billions)	95.0	96.0	(1)%	186.4	189.4	(2)%

Safety
FRA Personal Injury Frequency Index (a)	1.07	1.05	(2)%	0.93	1.00	7%
FRA Train Accident Rate (a)	2.96	2.30	(29)%	2.85	2.80	(2)%
(a) These metrics do not include results from the network acquired from Pan Am. These metrics will be updated to include the Pan Am network results as data becomes available.
Certain operating statistics are estimated and can continue to be updated as actuals settle. The methodology for calculating train velocity, dwell, cars online and trip plan performance differs from that used by the Surface Transportation Board. The Company will continue to report these metrics to the Surface Transportation Board using the prescribed methodology.
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
CSX Q2 2022 Form 10-Q p.37

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

Material Changes in Significant Cash Flows
Significant Cash Flows
    The following chart highlights the operating, investing and financing components of the net decrease of $1.5 billion and $143 million in cash and cash equivalents for six months ended 2022 and 2021, respectively.

•Cash provided by operating activities increased $131 million primarily driven by higher cash-generating income, partially offset by unfavorable working capital activities.
•Cash used in investing activities increased $492 million primarily as a result of decreased proceeds from property dispositions driven by the timing of payments related to the sale of property rights to the Commonwealth of Virginia as well as cash paid to acquire Pan Am.
•Cash used in financing activities increased $1.0 billion driven by higher share repurchases, partially offset by lower repayments of long-term debt.

Sources of Cash and Liquidity and Uses of Cash
As of the end of second quarter 2022, CSX had $812 million of cash, cash equivalents and short-term investments. CSX uses current cash balances for general corporate purposes, which may include capital expenditures, working capital requirements, reduction or refinancing of outstanding indebtedness, redemptions and repurchases of CSX common stock, dividends to shareholders, acquisitions and other business opportunities, and contributions to the Company's qualified pension plan. See Note 7, Debt and Credit Agreements.

The Company has multiple sources of liquidity, including cash generated from operations and financing sources. The Company filed a shelf registration statement with the SEC on February 16, 2022, which may be used to issue debt or equity securities at CSX’s discretion, subject to market conditions and CSX Board authorization. While CSX seeks to give itself flexibility with respect to cash requirements, there can be no assurance that market conditions would permit CSX to sell such securities on acceptable terms at any given time, or at all. During the six months ended 2022, CSX did not issue any new long-term debt.

CSX Q2 2022 Form 10-Q p.38

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CSX has a $1.2 billion unsecured, revolving credit facility backed by a diverse syndicate of banks that expires in March 2024. At June 30, 2022, the Company had no outstanding balances under this facility. The Company also has a commercial paper program, backed by the revolving credit facility, under which the Company may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $1.0 billion outstanding at any one time. At June 30, 2022, the Company had no outstanding debt under the commercial paper program.

    Planned capital investments for 2022 are expected to be approximately $2.0 billion. Of the 2022 investment, over 80% is expected to be used to sustain the core infrastructure and operating equipment. The remaining amounts will be used to promote profitable growth, including projects supporting service enhancements and productivity initiatives. CSX intends to fund capital investments primarily through cash generated from operations.

Material Changes in the Consolidated Balance Sheets and Working Capital
Consolidated Balance Sheets
    Total assets decreased $165 million from year end primarily due to the $1.5 billion decrease in cash described above, which was partially offset by a $629 million increase in net properties, a $341 million increase in accounts receivables, a $153 million increase in investments in affiliates and other companies, and a $106 million increase in goodwill. The increase in net property was primarily due to $536 million in fixed assets acquired as part of the Pan Am transaction. Of the increase in accounts receivables, $124 million was related to the sale of property rights to the Commonwealth of Virginia and the remainder was commensurate with the increase in revenue. In addition, the increase in investments in affiliates and other companies includes the impact of the acquired interest in Pan Am Southern, LLC. See Note 11, Business Combinations, for more details on purchase accounting and Note 12, Goodwill and Other Intangibles, for more details on additions to goodwill.

Total liabilities increased $194 million from year end primarily due to an increase in deferred taxes of $209 million due to accelerated tax depreciation and the impact of the Pan Am acquisition as well as an increase in accounts payable of $92 million. These increases were partially offset by debt repayments of $93 million. Total shareholders' equity decreased $359 million from year end primarily driven by share repurchases of $2.5 billion and dividends paid of $433 million, partially offset by net earnings of $2.0 billion and common stock issued to acquire Pan Am of $422 million.

Working capital is considered a measure of a company's ability to meet its short-term needs. CSX had a working capital surplus of $391 million as of June 30, 2022 and $1.6 billion as of December 31, 2021, a decrease of $1.2 billion since year end. The decrease in current assets was primarily due to the decrease in cash of $1.5 billion, partially offset by an increase in accounts receivable of $341 million as described above. The increase in current liabilities was primarily the result of a $92 million increase in accounts payable and a $55 million increase in current maturities of long-term debt. The Company's working capital balance varies due to factors such as the timing of scheduled debt payments and changes in cash and cash equivalent balances as discussed above. The Company continues to maintain adequate liquidity to satisfy current liabilities and maturing obligations when they come due. CSX has sufficient financial capacity, including its revolving credit facility, commercial paper program and shelf registration statement to manage its day-to-day cash requirements and any anticipated obligations. The Company from time to time accesses the credit markets for additional liquidity.

CSX Q2 2022 Form 10-Q p.39

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

Completed and Pending Transactions
Acquisition of Pan Am Systems, Inc.
On June 1, 2022, CSX acquired Pan Am for a purchase price of $601 million funded through a combination of common stock and cash, subject to certain customary purchase price adjustments. For further details, refer to Note 11, Business Combinations.

Acquisition of Quality Carriers, Inc.
On July 1, 2021, CSX acquired Quality Carriers for a purchase price of $541 million in cash, net of $3 million cash acquired. For further details, refer to Note 11, Business Combinations.

Sale of Property Rights to the Commonwealth of Virginia
On March 26, 2021, the Company entered into a comprehensive agreement to sell certain property rights in three CSX-owned line segments to the Commonwealth of Virginia (“Commonwealth”) over three phases for a total of $525 million. The timing and amount of gains recognized are based on the allocation of fair value to each conveyance, the timing of future conveyances and collectability. In April 2021, upon closing of the first phase of the agreement, the Company collected $200 million in proceeds and recognized a $349 million gain. In fourth quarter 2021, the Company collected additional proceeds of $200 million, a portion of which was attributable to the first phase with the remainder attributable to the second phase. The second phase closed in January 2022, which resulted in a $20 million gain in first quarter 2022. During June 2022, the final $125 million of proceeds was approved by the Commonwealth, which resulted in a $122 million gain in second quarter 2022 related to property rights previously conveyed. These proceeds are expected to be collected during fourth quarter 2022 upon closing of the third phase.

CSX Q2 2022 Form 10-Q p.40

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Guaranteed Notes Issued By CSXT
In 2007, CSXT, a wholly-owned subsidiary of CSX Corporation, issued in a registered public offering $381 million of secured equipment notes maturing in 2023. CSX Corporation has fully and unconditionally guaranteed the notes. At CSXT’s option, CSXT may redeem any or all of the notes, in whole or in part, at any time, at the redemption price including premium. In the case of loss or destruction of any item of equipment securing the notes, if CSXT does not substitute another item of equipment for the item suffering such loss or destruction, CSXT will be required to redeem the notes in part at par. The guarantee of the notes will rank equally in right of payment with all existing and future senior obligations of CSX Corporation and will be effectively subordinated to all future secured indebtedness of CSX Corporation to the extent of the assets securing such indebtedness. The guarantee is subject to release in limited circumstances only upon the occurrence of certain customary conditions. As of June 30, 2022, the principal balance of these secured equipment notes was $149 million.

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

LABOR AGREEMENTS
    Approximately 16,500 of the Company's approximately 21,700 employees are members of a labor union. For the 13 rail unions that participate in national bargaining, a round of negotiations for benefits, wages and work rules is underway. Typically, these negotiations take several years. Current agreements remain in place until modified by new agreements or until procedures outlined under the Railway Labor Act ("RLA") are exhausted. RLA procedures include mediation, potential arbitration, cooling-off periods, and the possibility of presidential and congressional intervention.
CSX Q2 2022 Form 10-Q p.41

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

CSX Q2 2022 Form 10-Q p.42

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

CSX Q2 2022 Form 10-Q p.43

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
CSX Q2 2022 Form 10-Q p.44

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

In first quarter 2022, CSX entered into five separate fixed-to-floating interest rate swaps classified as fair value hedges. The swaps are designed to hedge 10 years of interest rate risk associated with market fluctuations attributable to the Secured Overnight Financing Rate on a cumulative $800 million of fixed rate outstanding notes which are due between 2036 and 2040. As of June 30, 2022, the fair value of these swaps was a $72 million liability, which is included in other long-term liabilities on the consolidated balance sheet. The associated cumulative adjustment to the hedged notes is included in long-term debt. Gains and losses resulting from changes in fair value of the interest rate swaps offset changes in the fair value of the hedged portion of the underlying debt so no gain or loss has been recognized due to hedge ineffectiveness. Differences on the fixed-to-floating legs of the derivatives are recognized in interest expense and were not material in second quarter or six months ended 2022. The swaps will expire in 2032. If settled early, the remaining liability or asset will be amortized over the remaining life of the associated notes.

ITEM 4. CONTROLS AND PROCEDURES
As of June 30, 2022, under the supervision and with the participation of CSX's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that, as of June 30, 2022, the Company's disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in CSX's periodic SEC reports. There were no changes in the Company's internal controls over financial reporting during the second quarter of 2022 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

CSX Q2 2022 Form 10-Q p.45

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

Item 2. CSX Purchases of Equity Securities
    The Company continues to repurchase shares under the $5 billion share repurchase program announced in October 2020. Total repurchase authority remaining as of June 30, 2022, was $488 million. On July 19, 2022, a new incremental $5 billion share repurchase program was approved. For more information about share repurchases, see Note 2, Earnings Per Share. Share repurchase activity for the second quarter 2022 was as follows:

	CSX Purchases of Equity Securities for the Quarter
Second Quarter	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning Balance				$1,986,823,106
April 1 - April 30, 2022	10,174,222	$34.80	10,174,222	1,632,801,722
May 1 - May 31, 2022	17,759,231	32.72	17,759,231	1,051,808,384
June 1 - June 30, 2022	18,574,945	30.34	18,574,945	488,270,718
Ending Balance	46,508,398	$32.22	46,508,398	$488,270,718

Item 3. Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
    Not Applicable

Item 5. Other Information
    None
CSX Q2 2022 Form 10-Q p.46

CSX CORPORATION
PART II
Item 6. Exhibits

Exhibit designation	Nature of exhibit	Previously filed as exhibit to

Officer certifications:
31*	Rule 13a-14(a) Certifications
32*	Section 1350 Certifications

Other exhibits:
22.1	List of Subsidiary Issuers and Guarantors

Interactive data files:
101*	The following financial information from CSX Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 filed with the SEC on July 20, 2022, formatted in inline XBRL includes: (i) consolidated income statements for the quarters and six months ended June 30, 2022 and June 30, 2021, (ii) condensed consolidated comprehensive income statements for the quarters and six months ended June 30, 2022 and June 30, 2021, (iii) consolidated balance sheets at June 30, 2022 and December 31, 2021, (iv) consolidated cash flow statements for the six months ended June 30, 2022 and June 30, 2021, (v) consolidated statement of changes in shareholders' equity for the quarters and six months ended June 30, 2022 and June 30, 2021, and (vi) the notes to consolidated financial statements.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)

* Filed herewith
CSX Q2 2022 Form 10-Q p.47

CSX CORPORATION
PART II

SIGNATURE
    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSX CORPORATION
(Registrant)

By: /s/ ANGELA C. WILLIAMS
Angela C. Williams
Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Dated: July 20, 2022

CSX Q2 2022 Form 10-Q p.48