Form 10-Q
period 2022-09-30
CSX CORP
filed 2022-10-21
CIK 277948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(☒)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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
Yes (☐) No (X)
There were 2,102,408,729 shares of common stock outstanding on September 30, 2022 (the latest practicable date that is closest to the filing date).
CSX Q3 2022 Form 10-Q p.1

CSX CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022
CSX Q3 2022 Form 10-Q p.2

CSX CORPORATION
PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED INCOME STATEMENTS (Unaudited)
(Dollars in millions, except per share amounts)

	Third Quarters		Nine Months
	2022	2021	2022	2021

Revenue	$3,895	$3,292	$11,123	$9,095
Expense
Labor and Fringe	759	631	2,135	1,847
Purchased Services and Other	664	577	1,986	1,490
Fuel	438	247	1,215	631
Depreciation and Amortization	378	367	1,107	1,060
Equipment and Other Rents	104	94	299	269
Gains on Property Dispositions	(27)	(60)	(183)	(430)
Total Expense	2,316	1,856	6,559	4,867

Operating Income	1,579	1,436	4,564	4,228

Interest Expense	(193)	(177)	(543)	(542)
Other Income - Net	37	20	89	60
Earnings Before Income Taxes	1,423	1,279	4,110	3,746

Income Tax Expense	(312)	(311)	(962)	(899)
Net Earnings	$1,111	$968	$3,148	$2,847

Per Common Share (Note 2)
Net Earnings Per Share, Basic	$0.52	$0.43	$1.46	$1.26
Net Earnings Per Share, Assuming Dilution	$0.52	$0.43	$1.46	$1.26

Average Shares Outstanding (In millions)	2,122	2,237	2,156	2,263
Average Shares Outstanding, Assuming Dilution (In millions)	2,126	2,242	2,161	2,268

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS (Unaudited)
(Dollars in millions)

	Third Quarters		Nine Months
	2022	2021	2022	2021
Total Comprehensive Earnings (Note 10)	$1,129	$985	$3,236	$2,911

See accompanying notes to consolidated financial statements.
CSX Q3 2022 Form 10-Q p.3

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	(Unaudited)
	September 30, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and Cash Equivalents	$2,311	$2,239
Short-term Investments	88	77
Accounts Receivable - Net (Note 8)	1,467	1,148
Materials and Supplies	365	339
Other Current Assets	79	70
Total Current Assets	4,310	3,873

Properties	47,734	46,505
Accumulated Depreciation	(13,778)	(13,490)
Properties - Net	33,956	33,015

Investment in Affiliates and Other Companies	2,289	2,099
Right-of-Use Lease Asset	506	501
Goodwill and Other Intangible Assets - Net	537	451
Other Long-term Assets	644	592
Total Assets	$42,242	$40,531

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$1,152	$963
Labor and Fringe Benefits Payable	727	630
Casualty, Environmental and Other Reserves (Note 4)	113	118
Current Maturities of Long-term Debt (Note 7)	155	181
Income and Other Taxes Payable	156	134
Other Current Liabilities	205	207
Total Current Liabilities	2,508	2,233

Casualty, Environmental and Other Reserves (Note 4)	317	250
Long-term Debt (Note 7)	17,895	16,185
Deferred Income Taxes - Net	7,632	7,383
Long-term Lease Liability	487	478
Other Long-term Liabilities	520	502
Total Liabilities	29,359	27,031

Shareholders' Equity:
Common Stock, $1 Par Value	2,102	2,202
Other Capital	555	66
Retained Earnings	10,537	11,630
Accumulated Other Comprehensive Loss (Note 10)	(320)	(408)
Non-controlling Minority Interest	9	10
Total Shareholders' Equity	12,883	13,500
Total Liabilities and Shareholders' Equity	$42,242	$40,531
See accompanying notes to consolidated financial statements.
CSX Q3 2022 Form 10-Q p.4

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CASH FLOW STATEMENTS (Unaudited)
(Dollars in millions)

	Nine Months
	2022	2021

OPERATING ACTIVITIES
Net Earnings	$3,148	$2,847
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and Amortization	1,107	1,060
Deferred Income Taxes	125	109
Gains on Property Dispositions	(183)	(430)
Other Operating Activities	(52)	10
Changes in Operating Assets and Liabilities:
Accounts Receivable	(143)	(153)
Other Current Assets	(32)	(4)
Accounts Payable	166	132
Income and Other Taxes Payable	22	174
Other Current Liabilities	97	74
Net Cash Provided by Operating Activities	4,255	3,819

INVESTING ACTIVITIES
Property Additions	(1,437)	(1,220)
Purchases of Short-term Investments	(19)	—
Proceeds from Sales of Short-term Investments	9	3
Proceeds and Advances from Property Dispositions	51	297
Business Acquisition, Net of Cash Acquired	(223)	(543)
Other Investing Activities	(25)	—
Net Cash Used In Investing Activities	(1,644)	(1,463)

FINANCING ACTIVITIES
Long-term Debt Issued (Note 7)	2,000	—
Long-term Debt Repaid (Note 7)	(178)	(390)
Dividends Paid	(645)	(633)
Shares Repurchased	(3,710)	(2,316)
Other Financing Activities	(6)	33
Net Cash Used in Financing Activities	(2,539)	(3,306)

Net Increase/(Decrease) in Cash and Cash Equivalents	72	(950)

CASH AND CASH EQUIVALENTS
Cash and Cash Equivalents at Beginning of Period	2,239	3,129
Cash and Cash Equivalents at End of Period	$2,311	$2,179

SUPPLEMENTAL CASH FLOW INFORMATION
Issuance of Common Stock as Consideration for Acquisition	$422	$—

See accompanying notes to consolidated financial statements.
CSX Q3 2022 Form 10-Q p.5

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY (Unaudited)
(Dollars in millions)

Nine Months 2022	Common Shares Outstanding (Thousands)	Common Stock and Other Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(a)	Non-controlling Minority Interest	Total Shareholders' Equity

Balance December 31, 2021	2,201,787	$2,268	$11,630	$(408)	$10	$13,500
Comprehensive Earnings:
Net Earnings	—	—	859	—	—	859
Other Comprehensive Income	—	—	—	31	—	31
Total Comprehensive Earnings						890

Common stock dividends, $0.10 per share	—	—	(218)	—	—	(218)
Share Repurchases	(29,365)	(29)	(987)	—	—	(1,016)
Stock Option Exercises and Other	1,831	38	—	—	1	39
Balance March 31, 2022	2,174,253	$2,277	$11,284	$(377)	$11	$13,195
Comprehensive Earnings:
Net Earnings	—	—	1,178	—	—	1,178
Other Comprehensive Income	—	—	—	39	—	39
Total Comprehensive Earnings						1,217

Common stock dividends, $0.10 per share	—	—	(215)	—	—	(215)
Share Repurchases	(46,508)	(47)	(1,452)	—	—	(1,499)
Issuance of common stock for acquisition of Pan Am Systems, Inc.	13,173	422	—	—	—	422
Stock Option Exercises and Other	314	23	(1)	—	(1)	21
Balance June 30, 2022	2,141,232	$2,675	$10,794	$(338)	$10	$13,141
Comprehensive Earnings:
Net Earnings	—	—	1,111	—	—	1,111
Other Comprehensive Income (Note 10)	—	—	—	18	—	18
Total Comprehensive Earnings						1,129

Common stock dividends, $0.10 per share	—	—	(212)	—	—	(212)
Share Repurchases	(39,924)	(40)	(1,155)	—	—	(1,195)
Stock Option Exercises and Other	514	22	(1)	—	(1)	20
Balance September 30, 2022	2,101,822	$2,657	$10,537	$(320)	$9	$12,883

(a) Accumulated Other Comprehensive Loss balances shown above are net of tax. The associated taxes were $107 million as of December 31, 2021; $99 million as of March 31, 2022; $88 million as of June 30, 2022; and $85 million as of September 30, 2022. For additional information, see Note 10, Other Comprehensive Income.

See accompanying notes to consolidated financial statements.

CSX Q3 2022 Form 10-Q p.6

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY (Unaudited)
(Dollars in millions)

Nine Months 2021	Common Shares Outstanding (Thousands)	Common Stock and Other Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(a)	Non-controlling Minority Interest	Total Shareholders' Equity

Balance December 31, 2020	2,287,587	$2,440	$11,259	$(598)	$9	13,110
Comprehensive Earnings:
Net Earnings	—	—	706	—	—	706
Other Comprehensive Income	—	—	—	68	—	68
Total Comprehensive Earnings						774

Common stock dividends, $0.093 per share	—	—	(213)	—	—	(213)
Share Repurchases	(18,389)	(18)	(533)	—	—	(551)
Stock Option Exercises and Other	3,003	37	3	—	—	40
Balance March 31, 2021	2,272,201	2,459	11,222	(530)	9	13,160
Comprehensive Earnings:
Net Earnings	—	—	1,173	—	—	1,173
Other Comprehensive Income	—	—	—	(21)	—	(21)
Total Comprehensive Earnings						1,152

Common stock dividends, $0.093 per share	—	—	(212)	—	—	(212)
Share Repurchases	(18,345)	(19)	(682)	—	—	(701)
Stock Option Exercises and Other	640	(186)	222	—	(1)	35
Balance June 30, 2021	2,254,496	2,254	11,723	(551)	8	13,434
Comprehensive Earnings:
Net Earnings	—	—	968	—	—	968
Other Comprehensive Income (Note 10)	—	—	—	17	—	17
Total Comprehensive Earnings						985

Common stock dividends, $0.093 per share	—	—	(209)	—	—	(209)
Share Repurchases	(37,217)	(37)	(1,027)	—	—	(1,064)
Stock Option Exercises and Other	704	25	—	—	1	26
Balance September 30, 2021	2,217,983	$2,242	$11,455	$(534)	$9	$13,172

(a) Accumulated Other Comprehensive Loss balances shown above are net of tax. The associated taxes were $156 million as of December 31, 2020; $137 million as of March 31, 2021; $142 million as of June 30, 2021; and $136 million as of September 30, 2021. For additional information, see Note 10, Other Comprehensive Income.

See accompanying notes to consolidated financial statements.
CSX Q3 2022 Form 10-Q p.7

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

Other entities
    In addition to CSXT, the Company’s subsidiaries include Quality Carriers, Inc. ("Quality Carriers"), CSX Intermodal Terminals, Inc. (“CSX Intermodal Terminals”), Total Distribution Services, Inc. (“TDSI”), Transflo Terminal Services, Inc. (“Transflo”), CSX Technology, Inc. (“CSX Technology”) and other subsidiaries. Quality Carriers is the largest provider of bulk liquid chemicals truck transportation in North America. CSX Intermodal Terminals owns and operates a system of intermodal terminals, predominantly in the eastern United States and also performs drayage services (the pickup and delivery of intermodal shipments) for certain customers. TDSI serves the automotive industry with distribution centers and storage locations. Transflo connects non-rail served customers to the many benefits of rail by transferring products from rail to trucks. The biggest Transflo markets are chemicals and agriculture, which includes shipments of plastics and ethanol. CSX Technology and other subsidiaries provide support services for the Company.

Sale of Property Rights to the Commonwealth of Virginia
On March 26, 2021, the Company entered into a comprehensive agreement to sell certain property rights in three CSX-owned line segments to the Commonwealth of Virginia (“Commonwealth”) over three phases for a total of $525 million. The timing and amount of gains recognized are based on the allocation of fair value to each conveyance, the timing of future conveyances and collectability. In April 2021, upon closing of the first phase of the agreement, the Company collected $200 million in proceeds and recognized a $349 million gain. In fourth quarter 2021, the Company collected additional proceeds of $200 million, a portion of which was attributable to the first phase with the remainder attributable to the second phase. The second phase closed in January 2022, which resulted in a $20 million gain in first quarter 2022. During June 2022, the final $125 million of proceeds was approved by the Commonwealth, which resulted in a $122 million gain in second quarter 2022 related to property rights previously conveyed. To date, total proceeds of $400 million have been collected and total gains of $491 million have been recognized.

CSX Q3 2022 Form 10-Q p.8

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1.    Nature of Operations and Significant Accounting Policies, continued

The remaining proceeds are expected to be collected during fourth quarter 2022 upon closing of the third phase and future gains are not expected to be material. As of September 30, 2022, the carrying values of the remaining assets subject to this transaction were not material. There were no proceeds or gains related to this agreement during third quarter 2022 or 2021. Amounts related to the nine months 2022 and 2021 are summarized in the following table.

	Nine Months
(Dollars in millions)	2022	2021
Gains	$142	$349
Proceeds	—	200

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

Fiscal Year
The Company's fiscal periods are based upon the calendar year. Except as otherwise specified, references to “third quarter(s)” or “nine months” indicate CSX's fiscal periods ending September 30, 2022 and September 30, 2021, and references to "year-end" indicate the fiscal year ended December 31, 2021.

New Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. As the London Interbank Offered Rate ("LIBOR") will no longer be available beginning July 2023, this standard update provides practical expedients for contract modifications made as part of the transition from LIBOR to alternative reference rates. CSX's revolving line of credit currently uses LIBOR as a reference rate. This standard update can be adopted prospectively through December 31, 2022. The Company does not anticipate that adoption will have a material impact on the Company's results of operations or financial position.

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

CSX Q3 2022 Form 10-Q p.9

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2.    Earnings Per Share

    The following table sets forth the computation of basic earnings per share and earnings per share, assuming dilution.

	Third Quarters		Nine Months
	2022	2021	2022	2021
Numerator (Dollars in millions):
Net Earnings	$1,111	$968	$3,148	$2,847

Denominator (Units in millions):
Average Common Shares Outstanding	2,122	2,237	2,156	2,263
Other Potentially Dilutive Common Shares	4	5	5	5
Average Common Shares Outstanding, Assuming Dilution	2,126	2,242	2,161	2,268

Net Earnings Per Share, Basic	$0.52	$0.43	$1.46	$1.26
Net Earnings Per Share, Assuming Dilution	$0.52	$0.43	$1.46	$1.26

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
CSX Q3 2022 Form 10-Q p.10

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2.    Earnings Per Share, continued

Share Repurchases
    During July 2022, the share repurchase program announced in October 2020 was completed and the Company began repurchasing shares under the $5 billion share repurchase program approved on July 19, 2022. Total repurchase authority remaining was $4.3 billion as of September 30, 2022. Previously, shares were repurchased under a program announced in January 2019 that was completed in June 2021.

During third quarters and nine months ended 2022 and 2021, the Company engaged in the following repurchase activities:

	Third Quarters		Nine Months
	2022	2021	2022	2021
Shares Repurchased (Millions)	40	34	116	74
Cost of Shares (Dollars in millions)	$1,195	$1,064	$3,710	$2,316

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

CSX Q3 2022 Form 10-Q p.11

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

	Third Quarters		Nine Months
(Dollars in millions)	2022	2021	2022	2021
Share-Based Compensation Expense:
Performance Units	$1	$6	$27	$44
Stock Options	3	3	13	13
Restricted Stock Units and Awards	2	3	11	10
Employee Stock Purchase Plan	2	1	4	3
Stock Awards for Directors	—	—	2	2
Total Share-Based Compensation Expense	$8	$13	$57	$72
Income Tax Benefit	$3	$4	$15	$19

CSX Q3 2022 Form 10-Q p.12

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

    Grants were made in performance units, with each unit representing the right to receive one share of CSX common stock, and payouts will be made in CSX common stock. The payout range for participants will be between 0% and 200% of the target awards depending on Company performance against predetermined goals. Payouts for certain executive officers are subject to formulaic upward or downward adjustment by up to 25%, capped at an overall payout of 250%, based upon the Company's total shareholder return relative to specified comparable groups over the performance period. Participants will receive stock dividend equivalents declared over the performance period based on the number of performance units paid upon vesting. Other immaterial grants of performance units were made during third quarters 2022 and 2021. The fair values of the performance units awarded during the third quarters and nine months 2022 and 2021 were primarily calculated using a Monte-Carlo simulation model with the following weighted-average assumptions:

	Third Quarters		Nine Months
	2022	2021	2022	2021
Weighted-Average Assumptions Used:
Risk-free Interest Rate	4.3%	N/A	2.3%	0.2%
Annualized Volatility	33.2%	N/A	33.0%	33.6%
Expected Life (in years)	2.3	N/A	2.7	2.9

Stock Options
In February 2022, the Company granted approximately 1.6 million stock options along with the corresponding LTIP. The fair value of stock options was calculated using the Black-Scholes valuation model. These stock options were granted with ten-year terms and vest over three years in equal installments each year on the anniversary of the grant date. The exercise price for stock options granted equals the closing market price of the underlying stock on the date of grant. These awards are time-based and are not based upon attainment of performance goals. During third quarters 2022 and 2021, there were additional immaterial grants of stock options to certain members of management.

CSX Q3 2022 Form 10-Q p.13

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3.     Stock Plans and Share-Based Compensation, continued

    The fair values of all stock option awards during the quarters and nine months ended September 30, 2022 and September 30, 2021 were estimated at the grant date with the following weighted average assumptions:

	Third Quarters		Nine Months
	2022	2021	2022	2021
Weighted-Average Grant Date Fair Value	$9.96	$8.86	$10.12	$7.94

Weighted-Average Assumptions Used:
Annual Dividend Yield	1.3%	1.2%	1.1%	1.2%
Risk-Free Interest Rate	3.3%	1.0%	2.0%	0.7%
Annualized Volatility	30.2%	30.7%	30.1%	31.2%
Expected Life (in years)	6.3	6.3	6.0	6.0

Other Pricing Model Inputs:
Weighted-Average Grant Date Market Price of CSX Stock (strike price)	$31.61	$32.18	$35.12	$29.65

Restricted Stock Units
    In February 2022, the Company granted 452 thousand restricted stock units along with the corresponding LTIP. The restricted stock units vest three years after the date of grant. Participants will receive stock dividend equivalents on the vested shares upon vesting. These awards are time-based and are not based upon CSX's attainment of operational targets. Restricted stock units are paid out in CSX common stock on a one-for-one basis. During third quarters 2022 and 2021, there were additional immaterial grants of restricted stock units.

For more information related to the Company's outstanding long-term incentive compensation, see CSX's most recent annual report on Form 10-K.

Employee Stock Purchase Plan
In May 2018, shareholders approved the 2018 CSX Employee Stock Purchase Plan (“ESPP”) for the benefit of Company employees. The Company registered 12 million shares of common stock that may be issued pursuant to this plan. Under the ESPP, employees may contribute between 1% and 10% of base compensation, after-tax, to purchase up to $25,000 of market value CSX common stock per year at 85% of the closing market price on either the grant date or the last day of the six-month offering period, whichever is lower. During the third quarter and nine months ended September 30, 2022 and September 30, 2021, the Company issued the following shares:

	Third Quarters		Nine Months
	2022	2021	2022	2021
Shares Issued (in thousands)	400	334	726	730
Weighted Average Purchase Price per Share	$24.70	$24.93	$25.93	$21.90
CSX Q3 2022 Form 10-Q p.14

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4.    Casualty, Environmental and Other Reserves

Personal injury and environmental reserves are considered critical accounting estimates due to the need for management judgment. Casualty, environmental and other reserves are provided for in the consolidated balance sheets as shown in the table below.

	September 30, 2022			December 31, 2021
(Dollars in millions)	Current	Long-term	Total	Current	Long-term	Total

Casualty:
Personal Injury	$31	$95	$126	$37	$81	$118
Occupational	7	57	64	7	55	62
Total Casualty	38	152	190	44	136	180
Environmental	40	116	156	37	71	108
Other	35	49	84	37	43	80
Total	$113	$317	$430	$118	$250	$368

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

Casualty
     Casualty reserves of $190 million and $180 million as of September 30, 2022 and December 31, 2021, respectively, represent accruals for personal injury, occupational disease and occupational injury claims primarily related to railroad operations. Beginning June 1, 2021, the Company's self-insured retention amount for these claims increased from $75 million to $100 million per occurrence. Currently, no individual claim is expected to exceed the self-insured retention amount. In accordance with the Contingencies Topic in the ASC, to the extent the value of an individual claim exceeds the self-insured retention amount, the Company would present the liability on a gross basis with a corresponding receivable for insurance recoveries. These reserves fluctuate based upon the timing of payments as well as changes in estimate. Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. Most of the Company's casualty claims relate to CSXT. Defense and processing costs, which historically have been insignificant and are anticipated to be insignificant in the future, are not included in the recorded liabilities.

Personal Injury
    Personal injury reserves represent liabilities for employee work-related and third-party injuries. Work-related injuries for CSXT employees are primarily subject to the Federal Employers’ Liability Act (“FELA”). CSXT retains an independent actuary to assist management in assessing the value of personal injury claims. An analysis is performed by the actuary quarterly and is reviewed by management. This analysis did not result in a material adjustment to the personal injury reserve in the quarters and nine months ended September 30, 2022 or September 30, 2021. The methodology used by the actuary includes a development factor to reflect growth or reduction in the value of these personal injury claims based largely on CSXT's historical claims and settlement experience.
CSX Q3 2022 Form 10-Q p.15

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4.    Casualty, Environmental and Other Reserves, continued

Occupational
    Occupational reserves represent liabilities arising from allegations of exposure to certain materials in the workplace (such as solvents, soaps, chemicals and diesel fumes), past exposure to asbestos or allegations of chronic physical injuries resulting from work conditions (such as repetitive stress injuries). The Company retains an independent actuary to analyze the Company’s historical claim filings, settlement amounts, and dismissal rates to assist in determining future anticipated claim filing rates and average settlement values. This analysis is performed by the actuary and reviewed by management quarterly. The analysis did not result in a material adjustment to the occupational reserve in the quarters or nine months ended September 30, 2022 or September 30, 2021.

Environmental
Environmental reserves were $156 million and $108 million as of September 30, 2022, and December 31, 2021, respectively. These reserves as of September 30, 2022, include $32 million of liabilities assumed as a result of the Company's acquisition of Pan Am. The Company is a party to various proceedings related to environmental issues, including administrative and judicial proceedings involving private parties and regulatory agencies. The Company has been identified as a potentially responsible party at approximately 230 environmentally impaired sites. Many of these are, or may be, subject to remedial action under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), also known as the Superfund Law, or similar state statutes. Most of these proceedings arose from environmental conditions on properties used for ongoing or discontinued railroad operations. A number of these proceedings, however, are based on allegations that the Company, or its predecessors, sent hazardous substances to facilities owned or operated by others for treatment, recycling or disposal. In addition, some of the Company's land holdings were leased to others for commercial or industrial uses that may have resulted in releases of hazardous substances or other regulated materials onto the property and could give rise to proceedings against the Company.

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

CSX Q3 2022 Form 10-Q p.16

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

Other
Other reserves were $84 million and $80 million as of September 30, 2022 and December 31, 2021, respectively. Other reserves include liabilities for various claims, such as automobile, property, general liability and workers' compensation. Also included in other reserves are longshoremen disability claims related to a previously owned international shipping business (these claims are in runoff) as well as claims for current port employees.

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
CSX Q3 2022 Form 10-Q p.17

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

    The Company is able to estimate a range of possible loss for certain legal proceedings for which a loss is reasonably possible in excess of reserves established. The Company has estimated this range to be $3 million to $22 million in aggregate at September 30, 2022. This estimated aggregate range is based upon currently available information and is subject to significant judgment and a variety of assumptions. Accordingly, the Company's estimate will change from time to time, and actual losses may vary significantly from the current estimate.

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

The consolidated case is now moving forward without class certification. Although the class was not certified, individual shippers have since brought claims against the railroads, which have been consolidated into a separate case.

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
CSX Q3 2022 Form 10-Q p.18

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

    CSXT is also defending and indemnifying Pharmacia in a cooperative natural resource damages assessment process related to the Property. Based on currently available information, the Company does not believe its share of remediation costs as determined by the EPA-directed allocation with respect to the Property and the Study Area would be material to the Company's financial condition, results of operations or liquidity.
CSX Q3 2022 Form 10-Q p.19

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

	Pension Benefits Cost
	Third Quarters		Nine Months
(Dollars in millions)	2022	2021	2022	2021
Service Cost Included in Labor and Fringe	$8	$10	$24	$28

Interest Cost	16	13	48	40
Expected Return on Plan Assets	(47)	(46)	(141)	(139)
Amortization of Net Loss	12	18	37	55
Total Included in Other Income - Net	(19)	(15)	(56)	(44)

Net Periodic Benefit Credit	$(11)	$(5)	$(32)	$(16)

	Other Post-retirement Benefits Cost
	Third Quarters		Nine Months
(Dollars in millions)	2022	2021	2022	2021
Service Cost Included in Labor and Fringe	$—	$1	$—	$1

Interest Cost	—	—	1	1
Amortization of Prior Service Credits	(2)	(2)	(5)	(6)
Total Included in Other Income - Net	(2)	(2)	(4)	(5)

Net Periodic Benefit Credit	$(2)	$(1)	$(4)	$(4)

    Qualified pension plan obligations are funded in accordance with regulatory requirements and with an objective of meeting or exceeding minimum funding requirements necessary to avoid restrictions on flexibility of plan operation and benefit payments. No contributions to the Company's qualified pension plans are expected in 2022.

CSX Q3 2022 Form 10-Q p.20

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 7.    Debt and Credit Agreements

Total activity related to long-term debt as of the end of third quarter 2022 is shown in the table below. For fair value information related to the Company's long-term debt, see Note 9, Fair Value Measurements.

(Dollars in millions)	Current Portion	Long-term Portion	Total
Long-term Debt as of December 31, 2021	$181	$16,185	$16,366
2022 Activity:
Long-term Debt Issued	—	2,000	2,000
Long-term Debt Repaid	(178)	—	(178)
Reclassifications	150	(150)	—
Hedging, Discount, Premium and Other Activity	2	(140)	(138)
Long-term Debt as of September 30, 2022	$155	$17,895	$18,050

Debt Issuance
On July 28, 2022, CSX issued $950 million of 4.1% notes due 2032, $900 million of 4.5% notes due 2052 and $150 million of 4.65% notes due 2068. The 2068 notes are a reopening of existing notes originally issued in February 2018. These notes are included in the consolidated balance sheets under long-term debt and may be redeemed by the Company at any time, subject to payment of certain make-whole premiums. The net proceeds will be used for general corporate purposes, which may include debt repayments, repurchases of CSX’s common stock, capital investment and working capital requirements.

Interest Rate Derivatives
In first quarter 2022, CSX entered into five separate fixed-to-floating interest rate swaps classified as fair value hedges. The swaps are designed to hedge 10 years of interest rate risk associated with market fluctuations attributable to the Secured Overnight Financing Rate on a cumulative $800 million of fixed rate outstanding notes which are due between 2036 and 2040. As of September 30, 2022, the fair value of these swaps was a $120 million liability, which is included in other long-term liabilities on the consolidated balance sheet. The associated cumulative adjustment to the hedged notes is included in long-term debt. Gains and losses resulting from changes in fair value of the interest rate swaps offset changes in the fair value of the hedged portion of the underlying debt so no gain or loss has been recognized due to hedge ineffectiveness. Differences on the fixed-to-floating legs of the derivatives are recognized in interest expense and were not material in third quarter or nine months ended 2022. The swaps will expire in 2032. If settled early, the remaining liability or asset will be amortized over the remaining life of the associated notes. The amounts recorded in long-term debt on the consolidated balance sheet related to these fair value hedges is summarized in the table below.

(Dollars in millions)	September 30, 2022
Notional Value of Hedged Notes	$800
Cumulative Fair Value Adjustment to Hedged Notes	(120)
Carrying Amount of Hedged Notes	$680

CSX Q3 2022 Form 10-Q p.21

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 7.    Debt and Credit Agreements, continued

In 2020, the Company executed forward starting interest rate swaps, classified as cash flow hedges, with aggregate notional value of $500 million. These swaps were effected to hedge the benchmark interest rate associated with future interest payments related to the anticipated refinancing of $850 million of 3.25% notes due in 2027. As of September 30, 2022 and December 31, 2021, the asset value of the forward starting interest rate swaps was $173 million and $91 million, respectively, and was recorded in other long-term assets on the consolidated balance sheet. Unrealized gains or losses associated with changes in the fair value of the hedge are recorded net of tax in accumulated other comprehensive income (“AOCI”) on the consolidated balance sheet. Unless settled early, the swaps will expire in 2027 and the unrealized gain or loss in AOCI will be recognized in earnings as an adjustment to interest expense over the same period during which the hedged transaction affects earnings. Unrealized amounts, recorded net of tax in other comprehensive income, related to the hedge were gains of $9 million and $7 million for third quarters ended 2022 and 2021 and gains of $63 million and $28 million for the nine months 2022 and 2021, respectively.

Credit Facility
    CSX has a $1.2 billion unsecured, revolving credit facility backed by a diverse syndicate of banks. This facility allows same-day borrowings at floating interest rates, based on LIBOR or an agreed-upon replacement reference rate, plus a spread that depends upon CSX's senior unsecured debt ratings. This facility expires in March 2024, and at September 30, 2022, the Company had no outstanding balances under this facility.

    Commitment fees and interest rates payable under the facility were similar to fees and rates available to comparably rated investment-grade borrowers. As of third quarter 2022, CSX was in compliance with all covenant requirements under this facility.

Commercial Paper
    Under its commercial paper program, which is backed by the revolving credit facility, the Company may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $1.0 billion outstanding at any one time. Proceeds from issuances of the notes are expected to be used for general corporate purposes. At September 30, 2022, the Company had no outstanding debt under the commercial paper program.

CSX Q3 2022 Form 10-Q p.22

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 8.     Revenues

The Company’s revenues are primarily derived from the transportation of freight as performance obligations that arise from its contracts with customers are satisfied. The following table presents the Company’s revenues disaggregated by market as this best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors:

	Third Quarters		Nine Months
(Dollars in millions)	2022	2021	2022	2021

Chemicals	$678	$624	$1,962	$1,810
Agricultural and Food Products	428	343	1,227	1,062
Automotive	274	209	769	661
Forest Products	264	231	743	684
Metals and Equipment	211	206	624	596
Minerals	180	162	494	439
Fertilizers	108	106	346	350
Total Merchandise	2,143	1,881	6,165	5,602

Intermodal	604	509	1,733	1,488
Coal	624	460	1,808	1,267
Trucking(a)	251	200	740	200
Other	273	242	677	538
Total	$3,895	$3,292	$11,123	$9,095
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

CSX Q3 2022 Form 10-Q p.23

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

CSX Q3 2022 Form 10-Q p.24

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 8.     Revenues, continued

During the third quarters and nine months 2022 and 2021, revenue recognized from performance obligations related to prior periods (for example, due to changes in transaction price) was not material.

Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to future reporting periods for freight services started but not completed at the reporting date. This includes the unearned portion of billed and unbilled amounts for cancellable freight shipments in transit. The Company expects to recognize the unearned portion of revenue for freight services in transit within one week of the reporting date. As of September 30, 2022, remaining performance obligations were not material.

Contract Balances and Accounts Receivable
The timing of revenue recognition, billings and cash collections results in accounts receivable and customer advances and deposits (contract liabilities) on the consolidated balance sheets. Contract assets, contract liabilities and deferred contract costs recorded on the consolidated balance sheet as of September 30, 2022, were not material.

The Company’s accounts receivable - net consists of freight and non-freight receivables, reduced by an allowance for credit losses.

(Dollars in millions)	September 30, 2022	December 31, 2021

Freight Receivables	$1,086	$951
Freight Allowance for Credit Losses	(15)	(14)
Freight Receivables, net	1,071	937

Non-Freight Receivables	410	225
Non-Freight Allowance for Credit Losses	(14)	(14)
Non-Freight Receivables, net	396	211
Total Accounts Receivable, net	$1,467	$1,148

Freight receivables include amounts earned, billed and unbilled, and currently due from customers for transportation-related services. Non-freight receivables include amounts billed and unbilled and currently due related to government reimbursement receivables and other non-revenue receivables. At September 30, 2022, non-freight receivables include a $124 million receivable related to the sale of property rights to the Commonwealth of Virginia. See Note 1, Nature of Operations and Significant Accounting Policies, for more details about this transaction. The Company maintains an allowance for credit losses to provide for the estimated amount of receivables that will not be collected. The allowance is based upon an assessment of risk characteristics, historical payment experience, and the age of outstanding receivables adjusted for forward-looking economic conditions as necessary. Credit losses recognized on the Company’s accounts receivable were not material in the third quarters or nine months 2022 and 2021.

CSX Q3 2022 Form 10-Q p.25

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

Investments
    The Company's investment assets are carried at fair value on the consolidated balance sheet in accordance with the Fair Value Measurements and Disclosures Topic in the ASC. They are valued with assistance from a third-party trustee and consist of fixed income mutual funds, corporate bonds and government securities. The fixed income mutual funds are valued at the net asset value of shares held based on quoted market prices determined in an active market, which are Level 1 inputs. The corporate bonds and government securities are valued using broker quotes that utilize observable market inputs, which are Level 2 inputs. Unrealized losses as of September 30, 2022 were not material. The Company believes any impairment of investments held with gross unrealized losses to be temporary and not the result of credit risk.

    The Company's investment assets are summarized in the following table.

	September 30, 2022			December 31, 2021
(Dollars in Millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Fixed Income Mutual Funds	$87	$—	$87	$75	$—	$75
Corporate Bonds	—	49	49	—	63	63
Government Securities	—	19	19	—	26	26
Total investments at fair value	$87	$68	$155	$75	$89	$164

Total investments at amortized cost			$162			$156

CSX Q3 2022 Form 10-Q p.26

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 9.    Fair Value Measurements, continued

These investments have the following maturities:

(Dollars in millions)	September 30, 2022	December 31, 2021
Less than 1 year	$88	$77
1 - 5 years	24	28
5 - 10 years	10	12
Greater than 10 years	33	47
Total investments at fair value	$155	$164

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

(Dollars in millions)	September 30, 2022	December 31, 2021
Long-term Debt (Including Current Maturities):
Fair Value	$15,790	$19,439
Carrying Value	18,050	16,366

Interest Rate Derivatives
The Company’s fixed-to-floating and forward starting interest rate swaps are carried at their respective fair values, which are determined with assistance from a third party based upon pricing models using inputs observed from actively quoted markets. All of the inputs used to determine the fair value of the swaps are Level 2 inputs. The fair value of the Company’s fixed-to-floating interest rate swaps was a liability of $120 million as of September 30, 2022. The fair value of the Company’s forward starting interest rate swap asset was $173 million and $91 million as of September 30, 2022 and December 31, 2021, respectively. See Note 7, Debt and Credit Agreements, for further information.

CSX Q3 2022 Form 10-Q p.27

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 10.     Other Comprehensive Income (Loss)

    CSX reports comprehensive earnings or loss in accordance with the Comprehensive Income Topic in the ASC in the consolidated comprehensive income statement. Total comprehensive earnings are defined as all changes in shareholders' equity during a period, other than those resulting from investments by and distributions to shareholders (e.g. issuance of equity securities and dividends). Generally, for CSX, total comprehensive earnings equal net earnings plus or minus adjustments for pension and other post-retirement liabilities as well as derivative activity and other adjustments. Total comprehensive earnings represent the activity for a period net of tax and was $1.1 billion and $985 million for third quarters 2022 and 2021 and $3.2 billion and $2.9 billion for the nine months 2022 and 2021, respectively.

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

	Pension and Other Post-Employment Benefits	Interest Rate Derivatives	Other	Accumulated Other Comprehensive Income (Loss)
(Dollars in millions)
Balance December 31, 2021, Net of Tax	$(431)	$70	$(47)	$(408)
Other Comprehensive Income (Loss)
Income Before Reclassifications	—	82	—	82
Amounts Reclassified to Net Earnings	32	—	(5)	27
Tax (Expense)/Benefit	(7)	(19)	5	(21)
Total Other Comprehensive Income	25	63	—	88
Balance September 30, 2022, Net of Tax	$(406)	$133	$(47)	$(320)

CSX Q3 2022 Form 10-Q p.28

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

The Company accounted for the transaction using the acquisition method in accordance with ASC Topic 805, Business Combinations. The allocation of the purchase price to assets acquired and liabilities assumed is based upon available information and is subject to change as preliminary values continue to be reviewed. There were immaterial changes to the purchase price allocation in third quarter 2022. Any further adjustments to the purchase price allocation will be made as soon as practicable but no later than one year from the date of acquisition.

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

(Dollars in millions)	June 1, 2022
Assets Acquired:
Accounts Receivable	$42
Properties and Equipment	581
Goodwill	50
Investments in Affiliates	90
Other Assets	11
Total Assets Acquired	$774
Liabilities Assumed:
Accounts Payable and Accrued Liabilities	$31
Deferred Tax Liability	94
Other Long-term Liabilities	48
Total Liabilities Assumed	173
Fair Value of Assets Acquired, Net of Liabilities Assumed:	$601

Properties and equipment of $581 million include road and track assets, work equipment, land, buildings and other assets. The investments in affiliates includes the interest in Pan Am Southern, LLC acquired as part of the purchase as well as other investments.

CSX Q3 2022 Form 10-Q p.29

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 11.     Business Combinations, continued

The Company has incurred costs related to this acquisition of approximately $31 million, of which $2 million and $21 million was incurred during third quarter 2022 and nine months 2022, respectively. All acquisition-related costs were expensed as incurred and have been recorded in labor and fringe or purchased services and other in the accompanying consolidated income statements.

This acquisition is not material with respect to the Company’s financial statements when reviewed under the quantitative and qualitative considerations of Regulation S-X Article 11 and ASC Topic 805. As the acquisition is not material, CSX has not provided pro forma information relating to the pre-acquisition period.

Other Acquisitions
During the nine months 2022, Quality Carriers completed several acquisitions of previous independent affiliates that were immaterial individually and in aggregate.

NOTE 12.     Goodwill and Other Intangible Assets

The following table presents activity related to goodwill and other intangible asset balances for the nine months ended September 30, 2022.

	Goodwill	Intangible Assets
(Dollars in millions)	Net Carrying Amount	Cost	Accumulated Amortization	Net Carrying Amount	Total Goodwill and Other Intangible Assets - Net
Balance at December, 31, 2021	$276	$180	$(5)	$175	$451
Additions	76	18	—	18	94
Amortization	—	—	(8)	(8)	(8)
Balance at September, 30, 2022	$352	$198	$(13)	$185	$537

Additions to goodwill during the nine months 2022 were comprised of $50 million in goodwill as a result of the Pan Am acquisition and $26 million in goodwill resulting from several acquisitions completed by Quality Carriers. Goodwill related to the Pan Am acquisition was calculated as the excess of the consideration paid over the fair value of net assets assumed as of June 1, 2022 and relates primarily to the ability of CSX to extend the reach of its service to a wider customer base over an expanded territory, creating new market prospects and efficiencies. Goodwill recognized in this acquisition is not deductible for tax purposes.

During the nine months 2022, Quality Carriers completed several acquisitions that were immaterial individually and in aggregate that resulted in the addition of goodwill and other intangible assets.

CSX Q3 2022 Form 10-Q p.30

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER 2022 HIGHLIGHTS

•Revenue increased $603 million, or 18% year over year.
•Expenses increased $460 million, or 25% year over year.
•Operating income of $1.6 billion increased $143 million, or 10%, year over year.
•Operating ratio of 59.5% increased 310 basis points versus prior year.
•Earnings per diluted share of $0.52 increased $0.09, or 21% year over year.

	Third Quarters				Nine Months
	2022	2021	Fav/ (Unfav)	% Change	2022	2021	Fav/ (Unfav)	% Change
Volume (in thousands)	1,587	1,563	24	2%	4,679	4,683	(4)	—%

(in millions)
Revenue	$3,895	$3,292	$603	18	$11,123	$9,095	$2,028	22
Expense	2,316	1,856	(460)	(25)	6,559	4,867	(1,692)	(35)
Operating Income	$1,579	$1,436	$143	10%	$4,564	$4,228	$336	8%

Operating Ratio	59.5%	56.4%	(310)	bps	59.0%	53.5%	(550)	bps

Earnings Per Diluted Share	$0.52	$0.43	$0.09	21%	$1.46	$1.26	$0.20	16%

Appointment of New Chief Executive Officer
On September 15, 2022, CSX announced that, as part of a planned succession process, its Board of Directors appointed Joseph R. Hinrichs as the Company’s new President and Chief Executive Officer, and as a member of the Board of Directors, effective September 26, 2022.

Acquisition of Pan Am Systems, Inc.
On June 1, 2022, CSX acquired Pan Am for a purchase price of $601 million funded through a combination of common stock valued at $422 million and cash totaling $179 million. Accordingly, the consolidated third quarter and nine months 2022 results include the results of Pan Am's operations after the acquisition date. For further details, refer to Note 11, Business Combinations.

CSX Q3 2022 Form 10-Q p.31

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Volume and Revenue (Unaudited)
Volume (Thousands of units); Revenue (Dollars in Millions); Revenue Per Unit (Dollars)
Third Quarters
	Volume			Revenue			Revenue Per Unit
	2022	2021	% Change	2022	2021	% Change	2022	2021	% Change
Chemicals	162	166	(2)%	$678	$624	9%	$4,185	$3,759	11%
Agricultural and Food Products	120	109	10	428	343	25	3,567	3,147	13
Minerals	91	90	1	180	162	11	1,978	1,800	10
Automotive	85	75	13	274	209	31	3,224	2,787	16
Forest Products	75	75	—	264	231	14	3,520	3,080	14
Metals and Equipment	67	70	(4)	211	206	2	3,149	2,943	7
Fertilizers	48	54	(11)	108	106	2	2,250	1,963	15
Total Merchandise	648	639	1	2,143	1,881	14	3,307	2,944	12
Intermodal	762	744	2	604	509	19	793	684	16
Coal	177	180	(2)	624	460	36	3,525	2,556	38
Trucking	—	—	—	251	200	26	—	—	—
Other	—	—	—	273	242	13	—	—	—
Total	1,587	1,563	2%	$3,895	$3,292	18%	$2,454	$2,106	17%

Nine Months
	Volume			Revenue			Revenue Per Unit
	2022	2021	% Change	2022	2021	% Change	2022	2021	% Change
Chemicals	488	496	(2)%	$1,962	$1,810	8%	$4,020	$3,649	10%
Agricultural and Food Products	358	342	5	1,227	1,062	16	3,427	3,105	10
Minerals	253	244	4	494	439	13	1,953	1,799	9
Automotive	248	239	4	769	661	16	3,101	2,766	12
Forest Products	219	223	(2)	743	684	9	3,393	3,067	11
Metals and Equipment	202	209	(3)	624	596	5	3,089	2,852	8
Fertilizers	158	173	(9)	346	350	(1)	2,190	2,023	8
Total Merchandise	1,926	1,926	—	6,165	5,602	10	3,201	2,909	10
Intermodal	2,243	2,222	1	1,733	1,488	16	773	670	15
Coal	510	535	(5)	1,808	1,267	43	3,545	2,368	50
Trucking (a)	—	—	—	740	200	NM	—	—	—
Other	—	—	—	677	538	26	—	—	—
Total	4,679	4,683	—%	$11,123	$9,095	22%	$2,377	$1,942	22%
NM - not meaningful
(a) Effective third quarter 2021, trucking revenue is comprised of revenue from the operations of Quality Carriers, which was acquired by CSX effective July 1, 2021.
CSX Q3 2022 Form 10-Q p.32

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Third Quarter 2022

Revenue
Total revenue increased 18% in third quarter 2022 when compared to third quarter 2021 due to higher fuel recovery, pricing gains that include the benefit of higher export coal benchmark rates, increases in trucking revenue, volume growth and increases in other revenue.

Merchandise Volume
Chemicals - Decreased due to lower shipments of waste and other energy-related commodities, including crude oil.

Agricultural and Food Products - Increased as a result of higher shipments of grain, ethanol, sweeteners and vegetable oils.

Minerals - Increased due to higher shipments of aggregates driven by construction demand.

Automotive - Increased due to higher North American vehicle production as semiconductor availability has improved.

Forest Products - Higher shipments of paper products and lumber were offset by lower shipments of pulpboard.

Metals and Equipment - Decreased primarily due to lower steel shipments, partially offset by higher scrap shipments.

Fertilizers - Decreased due to declines in short-haul and long-haul phosphate shipments.

Intermodal Volume
Increased international shipments were partially offset by lower domestic shipments due to continued supply-side constraints and a more typical seasonal slowdown than prior year.

Coal Volume
Export coal increased due to higher shipments of metallurgical coal. Domestic coal decreased due to lower shipments of utility coal including the impacts of limited coal availability during mine disruptions.

Trucking Revenue
Trucking revenue increased $51 million versus prior year primarily due to price gains and higher fuel surcharge.

Other Revenue
Other revenue was $31 million higher than prior year driven by increases in revenue for intermodal storage and equipment usage.
CSX Q3 2022 Form 10-Q p.33

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Expenses
Expenses of $2.3 billion increased $460 million, or 25%, in third quarter 2022 when compared to third quarter 2021.

Labor and Fringe expense increased $128 million due to the following:
•The impacts of tentative agreements reached with labor unions in September 2022 as well as inflation totaled $97 million. Of the total, $42 million relates to labor and benefits in prior periods.
•Other costs increased $31 million, including the impacts of Pan Am's operations, higher volume and other non-significant items.

Purchased Services and Other expense increased $87 million due to the following:
•Operating support costs were $57 million higher primarily as a result of inflation, a larger active locomotive fleet, increased intermodal terminal costs and higher volume.
•Other costs increased $30 million due to several items including higher legal costs associated with regulatory activity, the inclusion of Pan Am's operations and increased trucking-related expenses, partially offset by acquisition-related costs in the prior year.

Fuel expense increased $191 million primarily resulting from a 71% increase in locomotive fuel prices.

Depreciation and Amortization expense increased $11 million primarily due to a larger asset base.

Equipment and Other Rents expense was $10 million higher primarily due to increased car hire costs driven by higher days per load across all markets.

Gains on Property Dispositions decreased to $27 million from $60 million in the prior year.

Interest Expense
Interest expense increased $16 million primarily due to higher average debt balances.

Other Income - Net
Other income - net increased $17 million primarily due to higher interest income.

Income Tax Expense
Income tax expense increased $1 million as higher earnings before income taxes were mostly offset by $37 million in tax benefits primarily due to a favorable state legislative change.

CSX Q3 2022 Form 10-Q p.34

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Nine Months Results of Operations

Revenue increased $2.0 billion primarily due to higher fuel recovery, pricing gains across all markets, the inclusion of Quality Carriers' results and increases in other revenue driven by intermodal storage and equipment usage.

Total expense increased $1.7 billion primarily driven by higher fuel prices, the inclusion of costs related to Quality Carriers' operations, lower gains on property dispositions and higher operating support costs including inflation.

Interest expense increased $1 million primarily as a result of higher average debt balances partially offset by lower average interest rates.

Other income - net increased $29 million primarily due to higher interest income and an increase in net pension benefit credits.

Income tax expense increased $63 million primarily due to higher earnings before income taxes, partially offset by favorable impacts of state legislative changes in the current year.

CSX Q3 2022 Form 10-Q p.35

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

Free Cash Flow
    Management believes that free cash flow is supplemental information useful to investors as it is important in evaluating the Company’s financial performance. More specifically, free cash flow measures cash generated by the business after reinvestment. This measure represents cash available for both equity and bond investors to be used for dividends, share repurchases or principal reduction on outstanding debt. Free cash flow is calculated by using net cash from operations and adjusting for property additions and proceeds and advances from property dispositions. Free cash flow should be considered in addition to, rather than a substitute for, cash provided by operating activities. The decrease in free cash flow before dividends from the prior year of $27 million is due to a decrease in proceeds from property dispositions and higher property additions, partially offset by an increase in cash from operating activities.

    The following table reconciles cash provided by operating activities (GAAP measure) to free cash flow, before dividends (non-GAAP measure).

	Nine Months
(Dollars in millions)	2022	2021
Net cash provided by operating activities	$4,255	$3,819
Property Additions	(1,437)	(1,220)
Proceeds and Advances from Property Dispositions	51	297
Other Investing Activities (a)	n/a	—
Free Cash Flow (before payment of dividends)	$2,869	$2,896
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

In third quarter 2022, velocity decreased by 11% and dwell increased by 12% versus prior year. Carload trip plan performance decreased by 16% while intermodal trip plan performance improved by 2%. The Company continues to prioritize hiring and training, while remaining focused on executing the operating plan to deliver safe, reliable and efficient service to customers.
CSX Q3 2022 Form 10-Q p.36

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The FRA train accident rate improved 21% year over year. The personal injury frequency index increased 9% versus the prior year. Safety remains a top priority at CSX, and the Company is committed to reducing risk and enhancing the overall safety of its employees, customers and communities in which the Company operates.

	Third Quarters			Nine Months
	2022	2021	Improvement/ (Deterioration)	2022	2021	Improvement/ (Deterioration)
Operations Performance
Train Velocity (Miles per hour) (a)	15.8	17.7	(11)%	15.7	18.1	(13)%
Dwell (Hours) (a)	11.8	10.5	(12)%	11.6	10.6	(9)%
Cars Online (a)	141,911	130,841	(8)%	140,461	130,273	(8)%
On-Time Originations (a)	58%	71%	(18)%	62%	76%	(18)%
On-Time Arrivals (a)	46%	62%	(26)%	51%	66%	(23)%
Carload Trip Plan Performance (a)	57%	68%	(16)%	60%	68%	(12)%
Intermodal Trip Plan Performance (a)	90%	88%	2%	89%	87%	2%
Fuel Efficiency	0.99	0.92	(8)%	0.99	0.96	(3)%

Revenue Ton-Miles (Billions)
Merchandise	31.7	30.8	3%	95.0	94.2	1%
Coal	8.6	8.9	(3)%	24.6	26.9	(9)%
Intermodal	7.6	7.8	(3)%	22.9	23.6	(3)%
Total Revenue Ton-Miles	47.9	47.5	1%	142.5	144.7	(2)%

Total Gross Ton-Miles (Billions)	95.3	92.9	3%	281.7	282.3	—%

Safety
FRA Personal Injury Frequency Index (a)	0.99	0.91	(9)%	0.95	0.97	2%
FRA Train Accident Rate (a)	2.76	3.49	21%	2.99	3.05	2%
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
CSX Q3 2022 Form 10-Q p.37

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

Material Changes in Significant Cash Flows
Significant Cash Flows
    The following chart highlights the operating, investing and financing components of the net increase of $72 million and decrease of $950 million in cash and cash equivalents for nine months ended 2022 and 2021, respectively.

•Cash provided by operating activities increased $436 million primarily driven by higher cash-generating income, partially offset by less favorable changes in working capital.
•Cash used in investing activities increased $181 million primarily as a result of higher property additions and lower proceeds from property dispositions, partially offset by decreased business acquisition costs.
•Cash used in financing activities decreased $767 million driven by the issuance of long-term debt, partially offset by higher share repurchases.

Sources of Cash and Liquidity and Uses of Cash
As of the end of third quarter 2022, CSX had $2.4 billion of cash, cash equivalents and short-term investments. CSX uses current cash balances for general corporate purposes, which may include capital expenditures, working capital requirements, reduction or refinancing of outstanding indebtedness, redemptions and repurchases of CSX common stock, dividends to shareholders, acquisitions and other business opportunities, and contributions to the Company's qualified pension plan. See Note 7, Debt and Credit Agreements.

The Company has multiple sources of liquidity, including cash generated from operations and financing sources. The Company filed a shelf registration statement with the SEC on February 16, 2022, which may be used to issue debt or equity securities at CSX’s discretion, subject to market conditions and CSX Board authorization. While CSX seeks to give itself flexibility with respect to cash requirements, there can be no assurance that market conditions would permit CSX to sell such securities on acceptable terms at any given time, or at all. During the nine months ended 2022, CSX issued a total of $2.0 billion of long-term debt.

CSX Q3 2022 Form 10-Q p.38

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CSX has a $1.2 billion unsecured, revolving credit facility backed by a diverse syndicate of banks that expires in March 2024. At September 30, 2022, the Company had no outstanding balances under this facility. The Company also has a commercial paper program, backed by the revolving credit facility, under which the Company may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $1.0 billion outstanding at any one time. At September 30, 2022, the Company had no outstanding debt under the commercial paper program.

    Planned capital investments for 2022 are expected to be approximately $2 billion. Of the 2022 investment, over 80% is expected to be used to sustain the core infrastructure and operating equipment. The remaining amounts will be used to promote profitable growth, including projects supporting service enhancements and productivity initiatives. CSX intends to fund capital investments primarily through cash generated from operations.

Material Changes in the Consolidated Balance Sheets and Working Capital
Consolidated Balance Sheets
    Total assets increased $1.7 billion from year end primarily due to a $941 million increase in net properties, a $319 million increase in accounts receivable, a $190 million increase in investments in affiliates and other companies and an $86 million increase in goodwill and other intangible assets. The increase in net property was primarily attributable to $581 million in fixed assets acquired as part of the Pan Am transaction as well as capital expenditures. Of the increase in accounts receivables, $124 million relates to the sale of property rights to the Commonwealth of Virginia and the remainder was commensurate with the increase in revenue. In addition, higher investments in affiliates and other companies includes the impact of the acquired interest in Pan Am Southern, LLC as well as increases in the values of several affiliates. See Note 11, Business Combinations, and Note 12, Goodwill and Other Intangibles, for more details.

Total liabilities increased $2.3 billion from year end primarily due to the issuance of $2.0 billion in long-term debt, a $249 million increase in deferred taxes due to accelerated tax depreciation and the impact of the Pan Am acquisition, as well as an increase in accounts payable of $189 million. The increase in accounts payable was driven by higher debt interest payable and increased trade payables mostly due to the timing of payments. These increases were partially offset by debt repayments of $178 million. Total shareholders' equity decreased $617 million from year end primarily driven by share repurchases of $3.7 billion and dividends paid of $645 million, partially offset by net earnings of $3.1 billion and common stock issued to acquire Pan Am of $422 million.

Working capital is considered a measure of a company's ability to meet its short-term needs. CSX had a working capital surplus of $1.8 billion as of September 30, 2022 and $1.6 billion as of December 31, 2021. This increase of $162 million since year end was primarily due to the $319 million increase in accounts receivable, partially offset by the $189 million increase in accounts payable. The Company's working capital balance varies due to factors such as the timing of scheduled debt payments and changes in cash and cash equivalent balances as discussed above. The Company continues to maintain adequate liquidity to satisfy current liabilities and maturing obligations when they come due. CSX has sufficient financial capacity, including its revolving credit facility, commercial paper program and shelf registration statement to manage its day-to-day cash requirements and any anticipated obligations. The Company from time to time accesses the credit markets for additional liquidity.

CSX Q3 2022 Form 10-Q p.39

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

Sale of Property Rights to the Commonwealth of Virginia
On March 26, 2021, the Company entered into a comprehensive agreement to sell certain property rights in three CSX-owned line segments to the Commonwealth of Virginia (“Commonwealth”) over three phases for a total of $525 million. The timing and amount of gains recognized are based on the allocation of fair value to each conveyance, the timing of future conveyances and collectability. In April 2021, upon closing of the first phase of the agreement, the Company collected $200 million in proceeds and recognized a $349 million gain. In fourth quarter 2021, the Company collected additional proceeds of $200 million, a portion of which was attributable to the first phase with the remainder attributable to the second phase. The second phase closed in January 2022, which resulted in a $20 million gain in first quarter 2022. During June 2022, the final $125 million of proceeds was approved by the Commonwealth, which resulted in a $122 million gain in second quarter 2022 related to property rights previously conveyed. To date, total proceeds of $400 million have been collected and total gains of $491 million have been recognized.

The remaining proceeds are expected to be collected during fourth quarter 2022 upon closing of the third phase and future gains are not expected to be material. As of September 30, 2022, the carrying values of the remaining assets subject to this transaction were not material. There were no proceeds or gains related to this agreement during third quarter 2022 or 2021. Amounts related to the nine months 2022 and 2021 are summarized in the following table.

	Nine Months
(Dollars in millions)	2022	2021
Gains	$142	$349
Proceeds	—	200
CSX Q3 2022 Form 10-Q p.40

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Guaranteed Notes Issued By CSXT
In 2007, CSXT, a wholly-owned subsidiary of CSX Corporation, issued in a registered public offering $381 million of secured equipment notes maturing in 2023. CSX Corporation has fully and unconditionally guaranteed the notes. At CSXT’s option, CSXT may redeem any or all of the notes, in whole or in part, at any time, at the redemption price including premium. In the case of loss or destruction of any item of equipment securing the notes, if CSXT does not substitute another item of equipment for the item suffering such loss or destruction, CSXT will be required to redeem the notes in part at par. The guarantee of the notes will rank equally in right of payment with all existing and future senior obligations of CSX Corporation and will be effectively subordinated to all future secured indebtedness of CSX Corporation to the extent of the assets securing such indebtedness. The guarantee is subject to release in limited circumstances only upon the occurrence of certain customary conditions. As of September 30, 2022, the principal balance of these secured equipment notes was $139 million.

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

LABOR AGREEMENTS
    Approximately 16,700 of the Company’s employees are members of a labor union. The U.S. Class I railroads and rail labor unions were engaged in direct negotiations from January 2020 through June 2022. In accordance with the Railway Labor Act, a Presidential Emergency Board issued its report and recommendations to settle the bargaining disputes on August 16, 2022. Tentative agreements based on these recommendations were reached with all labor unions in September 2022. As of the date of this filing, six unions representing approximately 17% of unionized rail employees have ratified those agreements. On October 10, 2022, one labor union voted against ratification of the tentative agreement. Ratification results for the remaining unions are scheduled to be announced through November 2022.
CSX Q3 2022 Form 10-Q p.41

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

CSX Q3 2022 Form 10-Q p.42

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

CSX Q3 2022 Form 10-Q p.43

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
CSX Q3 2022 Form 10-Q p.44

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

In first quarter 2022, CSX entered into five separate fixed-to-floating interest rate swaps classified as fair value hedges. The swaps are designed to hedge 10 years of interest rate risk associated with market fluctuations attributable to the Secured Overnight Financing Rate on a cumulative $800 million of fixed rate outstanding notes which are due between 2036 and 2040. As of September 30, 2022, the fair value of these swaps was a $120 million liability, which is included in other long-term liabilities on the consolidated balance sheet. The associated cumulative adjustment to the hedged notes is included in long-term debt. Gains and losses resulting from changes in fair value of the interest rate swaps offset changes in the fair value of the hedged portion of the underlying debt so no gain or loss has been recognized due to hedge ineffectiveness. Differences on the fixed-to-floating legs of the derivatives are recognized in interest expense and were not material in third quarter or nine months ended 2022. The swaps will expire in 2032. If settled early, the remaining liability or asset will be amortized over the remaining life of the associated notes.

ITEM 4. CONTROLS AND PROCEDURES
As of September 30, 2022, under the supervision and with the participation of CSX's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that, as of September 30, 2022, the Company's disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in CSX's periodic SEC reports. There were no changes in the Company's internal controls over financial reporting during the third quarter of 2022 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

CSX Q3 2022 Form 10-Q p.45

CSX CORPORATION
PART II - OTHER INFORMATION

Item 1. Legal Proceedings
    Item 103 of SEC Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that the Company reasonably believes will exceed a specified threshold. Pursuant to SEC amendments to this Item, the Company will be using a threshold of $1 million for such proceedings. For further details, refer to Note 5, Commitments and Contingencies of this quarterly report on Form 10-Q. Also refer to Part I, Item 3, Legal Proceedings in CSX's most recent annual report on Form 10-K.

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

Item 2. CSX Purchases of Equity Securities
    During July 2022, the share repurchase program announced in October 2020 was completed and the Company began repurchasing shares under the $5 billion share repurchase program approved on July 19, 2022. Total repurchase authority remaining as of September 30, 2022, was $4.3 billion. For more information about share repurchases, see Note 2, Earnings Per Share. Share repurchase activity for the third quarter 2022 was as follows:

	CSX Purchases of Equity Securities for the Quarter
Third Quarter	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning Balance				$488,270,718
July 1 - July 31, 2022	17,162,466	$28.74	17,162,466	4,955,054,636
August 1 - August 31, 2022	5,653,092	33.72	5,653,092	4,804,441,395
September 1 - September 30, 2022	17,108,339	29.89	17,108,339	4,292,997,017
Ending Balance	39,923,897	$29.94	39,923,897	$4,292,997,017

Item 3. Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
    Not Applicable

Item 5. Other Information
    None
CSX Q3 2022 Form 10-Q p.46

CSX CORPORATION
PART II
Item 6. Exhibits

Exhibit designation	Nature of exhibit	Previously filed as exhibit to

4.1
Eleventh Supplemental Indenture, dated as of July 28, 2022, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, N.A., formerly The Chase Manhattan Bank), as Trustee
July 28, 2022 Exhibit 4.3, Form 8-K
10.1* **	Employment Agreement, dated August 29, 2022, between CSX Corporation and Joseph R. Hinrichs
10.2* **	Transition Agreement, dated September 14, 2022, between CSX Corporation and James M. Foote
10.3* **	CSX Corporation Executive Severance Plan, effective as of September 14, 2022

Other exhibits:
22.1*	List of Subsidiary Issuers and Guarantors

Officer certifications:
31*	Rule 13a-14(a) Certifications
32*	Section 1350 Certifications

Interactive data files:
101*	The following financial information from CSX Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 filed with the SEC on October 20, 2022, formatted in inline XBRL includes: (i) consolidated income statements for the quarters and nine months ended September 30, 2022 and September 30, 2021, (ii) condensed consolidated comprehensive income statements for the quarters and nine months ended September 30, 2022 and September 30, 2021, (iii) consolidated balance sheets at September 30, 2022 and December 31, 2021, (iv) consolidated cash flow statements for the nine months ended September 30, 2022 and September 30, 2021, (v) consolidated statement of changes in shareholders' equity for the quarters and nine months ended September 30, 2022 and September 30, 2021, and (vi) the notes to consolidated financial statements.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)

* Filed herewith
** Management contract or compensatory plan or arrangement
CSX Q3 2022 Form 10-Q p.47

CSX CORPORATION
PART II

SIGNATURE
    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSX CORPORATION
(Registrant)

By: /s/ ANGELA C. WILLIAMS
Angela C. Williams
Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Dated: October 20, 2022

CSX Q3 2022 Form 10-Q p.48