Form 10-K
period 2022-12-31
CSX CORP
filed 2023-02-15
CIK 277948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(☒) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022
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
Emerging growth company (☐)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ( )
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report (☒)
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. (□)
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). (□)
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes (☐) No (X)
On June 30, 2022 (which is the last day of the second quarter and the required date to use), the aggregate market value of the Registrant’s voting stock held by non-affiliates was approximately $62 billion (based on the close price as reported on the NASDAQ National Market System on such date).
There were 2,062,605,434 shares of Common Stock outstanding on January 31, 2023 (the latest practicable date that is closest to the filing date).

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement (the “Proxy Statement”) to be filed no later than 120 days after the end of the fiscal year with respect to its 2023 annual meeting of shareholders.
CSX 2022 Form 10-K p.1

CSX 2022 Form 10-K p.2

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

CSX Transportation, Inc.
CSX’s principal operating subsidiary, CSX Transportation, Inc. (“CSXT”), provides an important link to the transportation supply chain through its approximately 20,000 route-mile rail network and serves major population centers in 26 states east of the Mississippi River, the District of Columbia and the Canadian provinces of Ontario and Quebec. It has access to over 70 ocean, river and lake port terminals along the Atlantic and Gulf Coasts, the Mississippi River, the Great Lakes and the St. Lawrence Seaway. This access allows the Company to meet the dynamic transportation needs of manufacturers, industrial producers, the automotive industry, construction companies, farmers and feed mills, wholesalers and retailers, and energy producers. The Company’s intermodal business links customers to railroads via trucks and terminals. CSXT also serves thousands of production and distribution facilities through track connections with other Class I railroads and more than 240 short-line and regional railroads. On June 1, 2022, CSX completed its acquisition of Pan Am Systems, Inc. (“Pan Am”) which is the parent company of Pan Am Railways, Inc. This acquisition expands CSXT’s reach in the Northeastern United States. For further details, refer to Note 17, Business Combinations.

CSXT is also responsible for the Company's real estate sales, leasing, acquisition and management and development activities. Substantially all of these activities are focused on supporting railroad operations.

Other Entities
In addition to CSXT, the Company’s subsidiaries include Quality Carriers, Inc. ("Quality Carriers"), CSX Intermodal Terminals, Inc. (“CSX Intermodal Terminals”), Total Distribution Services, Inc. (“TDSI”), Transflo Terminal Services, Inc. (“Transflo”), CSX Technology, Inc. (“CSX Technology”) and other subsidiaries. Effective July 1, 2021, CSX acquired Quality Carriers, the largest provider of bulk liquid chemicals truck transportation in North America. For further details, refer to Note 17, Business Combinations. CSX Intermodal Terminals owns and operates a system of intermodal terminals, predominantly in the eastern United States, and also provides drayage services (the pickup and delivery of intermodal shipments) for certain customers. TDSI serves the automotive industry with distribution centers and storage locations. Transflo connects non-rail served customers to the many benefits of rail by transferring products from rail to trucks. The biggest Transflo markets are chemicals and agriculture, which includes shipments of plastics and ethanol. CSX Technology and other subsidiaries provide support services for the Company.

Operating Model
The Company is focused on developing and strictly maintaining a scheduled service plan with an emphasis on improving customer service, optimizing assets and increasing employee engagement. When this operating model is executed effectively, the Company competes for an increased share of the U.S. freight market. Further, this model leads to reduced costs and strong free cash flow generation.
CSX 2022 Form 10-K p.3

CSX CORPORATION
PART I

Lines of Business
During 2022, the Company's services generated $14.9 billion of revenue and served four primary lines of business: merchandise, intermodal, coal and trucking.
•The merchandise business shipped 2.6 million carloads (41% of volume) and generated $8.2 billion in revenue (55% of revenue) in 2022. The Company’s merchandise business is comprised of shipments in the following diverse markets: chemicals, agricultural and food products, minerals, automotive, forest products, metals and equipment, and fertilizers.
•The intermodal business shipped 3.0 million units (48% of volume) and generated $2.3 billion in revenue (16% of revenue) in 2022. The intermodal business combines the superior economics of rail transportation with the flexibility of trucks and offers a cost and environmental advantage over long-haul trucking. Through a network of approximately 30 terminals, the intermodal business serves all major markets east of the Mississippi River and transports mainly manufactured consumer goods in containers, providing customers with truck-like service for longer shipments.
•The coal business shipped 697 thousand carloads (11% of volume) and generated $2.4 billion in revenue (16% of revenue) in 2022. The Company transports domestic coal, coke and iron ore to electricity-generating power plants, steel manufacturers and industrial plants as well as export coal to deep-water port facilities. Most of the export coal the Company transports is used for steelmaking, while the majority of domestic coal the Company ships is used for electricity generation.
•The trucking business generated $966 million, or 7%, of revenue in 2022. Trucking revenue includes revenue from the operations of Quality Carriers, which was acquired by CSX effective July 1, 2021.

Other revenue accounted for 6% of the Company’s total revenue in 2022. This category includes revenue from regional subsidiary railroads and incidental charges, including intermodal storage and equipment usage, demurrage and switching. Revenue from regional subsidiary railroads includes shipments by railroads that the Company does not directly operate. Intermodal storage represents charges for customer storage of containers at an intermodal terminal, ramp facility or offsite location beyond a specified period of time. Demurrage represents charges assessed when freight cars are held by a customer beyond a specified period of time. Switching represents charges assessed when a railroad switches cars for a customer or another railroad.

CSX's Committed Workforce
Most of the Company’s employees provide or support transportation services. The Company had more than 22,500 employees as of December 2022, which includes approximately 17,100 employees that are members of a rail labor union. As of December 2, 2022, all 12 rail unions at CSX that participated in national bargaining were covered by national agreements with the Class I railroads and CSX-specific agreements that will remain in effect through December 31, 2024. In the face of supply chain disruption and a tight labor market, CSX continues to focus on ensuring the hiring pipeline for frontline railroaders is adequate to meet customer needs and has implemented new recruiting and staffing measures.

CSX prioritizes workplace safety for employees and is committed to continued improvement through enhanced processes, training, technology, communication, and continuous collaboration with customers and peers across the railroad industry. Training programs and processes are focused on injury and accident prevention as well as emergency preparedness. The attainment of key safety targets is a component of management's annual incentive program. The FRA Personal Injury Frequency Index, a measure of the number of FRA-reportable injuries per 200,000 man-hours, was 0.96 in both 2022 and 2021, remaining flat year over year.

CSX 2022 Form 10-K p.4

CSX CORPORATION
PART I

The Compensation and Talent Management Committee of the Board of Directors is charged with oversight of CSX's workforce. The Company is committed to developing a culture that promotes workforce diversity and inclusion and encourages ethical behavior. As of December 31, 2022, approximately 21% of CSX's overall workforce and 36% of management was diverse, calculated as the percentage of males of color and all females. In 2022, CSX was recognized as a “Best Place to Work for Disability Inclusion” by Disability:IN and the American Association of People with Disabilities for a fourth consecutive year after receiving a top score on their disability equality index. The CSX Code of Ethics serves as a guiding standard for ethical behavior and covers many types of matters, including discrimination and harassment as well as safety. Annually, all management employees are required, and union employees are highly encouraged, to complete ethics training.

Company History
A leader in freight rail transportation for nearly 200 years, the Company’s heritage dates back to the early nineteenth century when The Baltimore and Ohio Railroad Company (“B&O”), the nation’s first common carrier, was chartered in 1827. Since that time, the Company has built on this foundation to create a railroad that could safely and reliably service the ever-increasing demands of a growing nation. Since its founding, numerous railroads have combined with the former B&O through merger and consolidation to create what has become CSX. Each of the railroads that combined into the CSX family brought new geographical reach to valuable markets, gateways, cities, ports and transportation corridors.

CSX Corporation was incorporated in 1978 under Virginia law. In 1980, the Company completed the merger of the Chessie System and Seaboard Coast Line Industries into CSX. The merger allowed the Company to connect northern population centers and Appalachian coal fields to growing southeastern markets. Later, the Company’s acquisition of key portions of Conrail, Inc. ("Conrail") allowed CSXT to link the northeast, including New England and the New York metropolitan area, with Chicago and midwestern markets as well as the growing areas in the Southeast already served by CSXT. This current rail network, which now includes the network acquired from Pan Am, allows the Company to directly serve every major market in the eastern United States with safe, dependable, environmentally responsible and fuel efficient freight transportation and intermodal service.

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

CSX 2022 Form 10-K p.5

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

For additional information concerning business conducted by the Company during 2022, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
CSX 2022 Form 10-K p.6

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

CSX 2022 Form 10-K p.7

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

Operational, Safety and Business Disruption

An epidemic or pandemic and the initiatives to reduce its transmission could adversely affect the Company's business.
The Company could be materially and adversely affected by a public health crisis, including a widespread epidemic or pandemic. During a health crisis, policies and initiatives may be instituted by the public and private sector to reduce transmission, such as closures of businesses and manufacturing facilities, the promotion of social distancing, the adoption of working from home by companies and institutions, and travel restrictions. These policies or initiatives could adversely affect demand for the commodities and products that the Company transports, including import and export volume.

In addition, initiatives to reduce transmission could result in supply chain disruptions, which could impact volumes and make it more difficult for the Company to serve its customers. Moreover, operations are negatively affected when a significant number of employees are quarantined as the result of exposure to a contagious illness. To the extent a public health crisis adversely affects the Company's business and financial results, it may also have the effect of heightening many of the other risks described herein.

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

CSX 2022 Form 10-K p.8

CSX CORPORATION
PART I

The Company, its third-party vendors and other companies in the rail and transportation industries have been subject to, and are likely to continue to be the target of, data breaches, cyber-attacks and other similar incidents. These incidents may include, among other things, malware, ransomware, distributed denial of service attacks, social engineering, phishing, theft, malfeasance or improper access by employees or third-party vendors, human error, fraud, or other modes of attack or disruption. Attacks of these nature are increasing in frequency, levels of persistence, intensity and sophistication. Further, the Company may be at increased risk of a cyber-attack as a result of being a component of the critical U.S. infrastructure. As cybersecurity threats continue to evolve, the Company may be required to expend significant additional resources to continue to modify or enhance its protective measures or to investigate and remediate any information security vulnerabilities, data breaches, cyber-attacks or other similar incidents. A public health crisis could also increase the risk that the Company or its third-party vendors may experience cybersecurity incidents as a result of employees, third-party vendors and other third parties with which they interact working remotely on less secure systems and environments.

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

Additionally, if CSX is unable to acquire, develop or implement new technology, it may suffer a competitive disadvantage within the rail industry and with companies providing other modes of transportation service.

Network or supply chain constraints could have a negative impact on service, operating efficiency or volume of shipments.
CSXT could experience rail network difficulties related to: (i) locomotive or crew shortages; (ii) labor shortages or other service disruptions in the supply chain affecting trucking, ports, handling facilities, customer facilities or other railroads; (iii) unpredictable increases in demand; (iv) extreme weather conditions; (v) regulatory changes resulting in forced access or impacting where and how fast CSXT can transport freight or maintain routes; (vi) reductions in availability of pooled equipment, including chassis; (vii) impacts from changes in network capacity or structure; or (viii) increased passenger activities, which could impact CSXT's operational fluidity, leading to deterioration of service, asset utilization and overall efficiency.

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

CSX 2022 Form 10-K p.9

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
The Company's operations may be affected by external factors such as severe weather and other natural occurrences, including floods, hurricanes, fires and earthquakes. As a result, the Company's rail network may be damaged, its workforce may be unavailable, fuel costs may rise and significant business interruptions could occur. In addition, the performance of locomotives and railcars could be adversely affected by extreme weather conditions. Hurricanes as well as storm and flooding events have impacted the Company's network in the past, leading to interrupted service and damage to track and equipment. Changes in weather patterns caused by climate change are expected to increase the frequency, severity or duration of certain adverse weather conditions.

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
A decline or disruption in general domestic and global economic conditions that affects demand for the commodities and products the Company transports, including import and export volume, could reduce revenues or have other adverse effects on the Company's cost structure and profitability. For example, slower rates of economic growth in Asia, contraction of European economies, and changes in the global supply of seaborne coal or price of seaborne coal have adverse impacts on U.S. export coal volume and result in lower coal revenue for CSX. Additionally, changes to trade agreements or policies could result in reduced import and export volumes due to increased tariffs and lower consumer demand. If the Company experiences significant declines in demand for its transportation services with respect to one or more commodities and products or continues to experience the impacts of inflation, the Company may experience reduced revenue and increased operating costs, workforce adjustments, and other related activities, which could have a material adverse effect on the Company's financial condition, results of operations and liquidity.
CSX 2022 Form 10-K p.10

CSX CORPORATION
PART I

Changing dynamics in the U.S. and global energy markets could negatively impact profitability.
Over time, changing dynamics in the U.S. and global energy markets, including the impacts of regulation and alternative fuel sources, have resulted in lower energy production from coal-fired power plants in CSX's service territory. Changes in natural gas prices, or other factors impacting demand for electricity, could impact future power generation at coal-fired plants, which would affect the Company's domestic coal volumes and revenues.

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
The capital intensive and unique nature of core rail equipment (including rail, ties, freight cars and locomotives) limits the number of railroad equipment suppliers. If any of the current manufacturers stops production or experiences a supply shortage, CSXT could experience a significant cost increase or material shortage. In addition, a few critical railroad suppliers are foreign and, as such, adverse developments in international relations, new trade regulations, disruptions in international shipping or increases in global demand could make procurement of these supplies more difficult or increase CSXT's costs. Additionally, if a fuel supply shortage were to arise, the Company would be negatively impacted.

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

CSX 2022 Form 10-K p.11

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

CSX 2022 Form 10-K p.12

CSX CORPORATION
PART I

Item 2.  Properties

The Company’s properties primarily consist of track and its related infrastructure, locomotives and freight cars and equipment. These categories and the geography of the network are described below.

Track and Infrastructure
Serving 26 states, the District of Columbia, and the Canadian provinces of Ontario and Quebec, the CSXT rail network serves, among other markets, New York, Philadelphia and Boston in the Northeast and Mid-Atlantic, the southeast markets of Atlanta, Miami and New Orleans, and the midwestern markets of St. Louis, Memphis and Chicago.

CSXT’s track structure includes mainline track, connecting terminals and yards, track within terminals and switching yards, sidings used for passing trains, track connecting CSXT's track to customer locations and turnouts that divert trains from one track to another. Total track miles, which reflect the size of CSXT’s network that connects markets, customers and western railroads, are greater than CSXT’s approximately 20,000 route miles. At December 2022, the breakdown of track miles was as follows:

Track
Miles
Single Mainline Track	19,879
Other Mainline Track	5,662
Terminals and Switching Yards	9,308
Passing Sidings and Turnouts	901
Total	35,750

In addition to its physical track structure, the Company operates numerous yards and terminals for rail and intermodal service. These serve as points of connectivity between the Company and its local customers and as sorting facilities where railcars and intermodal containers are received, classed for destination and placed onto outbound trains, or arrive and are delivered to the customer. The Company’s largest yards and terminals based on 2022 volume (number of railcars or intermodal containers processed) are listed below.

Yards and Terminals	Annual Volume
Waycross, GA	931,488
Bedford Park Intermodal Terminal (Chicago)	886,636
Selkirk, NY	636,750
Nashville, TN	627,868
Cincinnati, OH	622,906
Avon, IN (Indianapolis)	574,775
Walbridge, OH (Toledo)	372,880
Fairburn, GA Intermodal Terminal (Atlanta)	358,416
Louisville, KY	352,029
Chicago 59th St. Intermodal Terminal	308,421
CSX 2022 Form 10-K p.13

CSX CORPORATION
PART I

Network Geography
CSXT’s operations are primarily focused on four major transportation networks and corridors that are defined geographically and by commodity flows below.

Interstate 90 (I-90) Corridor – This CSXT corridor links Chicago and the Midwest to metropolitan areas in New York and New England. This route, also known as the “waterlevel route,” has minimal hills and grades and nearly all of it has two main tracks (referred to as double track). These engineering attributes permit the corridor to support high-speed service across intermodal, automotive and merchandise commodities. This corridor is a primary route for import traffic coming from the far east through western ports moving eastward across the country, through Chicago and into the population centers in the Northeast. The I-90 Corridor is also a critical link between ports in New York, New Jersey, and Pennsylvania and consumption markets in the Midwest. This route carries goods from all three of the Company’s major rail markets – merchandise, intermodal and coal.

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

Coal Network – The CSXT coal network connects the coal mining operations in the Appalachian mountain region and Illinois basin with industrial areas in the Southeast, Northeast and Mid-Atlantic, as well as many river, lake, and deep water port facilities. The domestic coal market has declined significantly over the last decade and export coal remains subject to a high degree of volatility. CSXT’s coal network remains well positioned to supply utility markets in both the Northeast and Southeast and to transport coal shipments for export outside of the U.S. Most of the export coal the Company transports is used for steelmaking, while the majority of domestic coal the Company ships is used for electricity generation.

See the following page for a map of the CSX Rail Network. Also included on the map, "CSX Operating Agreement" indicates areas within which CSX can operate through trackage rights beyond the CSX network.
CSX 2022 Form 10-K p.14

CSX CORPORATION
PART I

CSX Rail Network

Syracuse
Selkirk
Buffalo
Detroit
Chicago
Toledo
Cleveland
Willard
Pittsburgh
Cumberland
Columbus
Baltimore
Avon
Cincinnati
Russell
Louisville
Richmond
Rocky Mount
Nashville
Hamlet
Florence
Birmingham
Atlanta
Charleston
Montgomery
Savannah
Waycross
Jacksonville
Mobile
New Orleans
Tampa
Major Terminal
CSX Rail Service
CSX Operating Agreement

CSX 2022 Form 10-K p.15

CSX CORPORATION
PART I

Locomotives
As of December 2022, CSXT owns or long-term leases more than 3,600 locomotives. From time to time, the Company also short-term leases locomotives based on business needs. Freight locomotives are used primarily to pull trains while switching locomotives are used in yards. Auxiliary units are typically used to provide extra traction for heavy trains in hilly terrain. Of owned locomotives, approximately 68% were in active service as of December 31, 2022, and the remainder were in storage to be utilized as needed. Storing locomotives and equipment allows the Company to quickly adjust its active fleet based on demand and other factors while avoiding delays due to supply limitations or excessive lead times to acquire additional equipment. As of December 2022, CSXT’s fleet of owned or long-term leased locomotives consisted of the following types:

	Locomotives	%	Average Age (years)
Freight	3,194	89%	23
Switching	237	6%	45
Auxiliary Units	177	5%	29
Total locomotives	3,608	100%	25

Equipment
The Company owns or long-term leases rail equipment, including several types of freight cars and intermodal containers. Of total owned and long-term leased equipment, approximately 91% was in active service as of December 31, 2022, and the remainder were in storage to be utilized as needed. As of December 2022, the Company’s owned and long-term leased equipment consisted of the following:

Equipment	Number of Units	%
Gondolas	18,613	40%
Multi-level Flat Cars	10,736	23%
Open-top Hoppers	6,403	14%
Covered Hoppers	6,366	13%
Box Cars	3,745	8%
Flat Cars	565	1%
Other Cars	596	1%
Subtotal Freight Cars	47,024	100%
Containers	19,405
Total Equipment	66,429

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

CSX 2022 Form 10-K p.16

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

Containers – Weather-proof boxes used for bulk shipment of freight, primarily in intermodal service.

Item 3.  Legal Proceedings

    For further details, please refer to Note 8. Commitments and Contingencies of this annual report on Form 10-K.

Item 4.  Mine Safety Disclosure

Not Applicable

CSX 2022 Form 10-K p.17

CSX CORPORATION
PART I

Executive Officers of the Registrant

Executive officers of the Company are elected by the CSX Board of Directors and generally hold office until the next annual election of officers. There are no family relationships or any arrangement or understanding between any officer and any other person pursuant to which such officer was elected. As of the date of this filing, the executive officers’ names, ages and business experience are:

Name and Age	Business Experience During Past Five Years
Joseph R. Hinrichs, 56 President and Chief Executive Officer	Hinrichs, a leader with more than 30 years of experience in the global automotive, manufacturing, and energy sectors, was named President and Chief Executive Officer in September 2022.

Hinrichs previously worked at Ford Motor Company from 2000 to 2020, most recently serving as President of Ford's global automotive business. In that role, he led the company’s automotive operations, overseeing Ford’s global business units and the Ford and Lincoln brands. He also led Ford’s automotive skill teams, overseeing product development, purchasing, manufacturing, labor affairs, marketing and sales, government affairs, information technology, sustainability, safety and environmental engineering. Other positions he held at Ford include President of Global Operations, President of the Americas, President of Asia Pacific and Africa, Chairman and CEO of Ford China, and Chairman & CEO of Ford Canada.

Over the past four years, Hinrichs has also served in multiple advisory and board roles of various companies.
Sean R. Pelkey, 43 Executive Vice President and Chief Financial Officer	Pelkey was named Executive Vice President and Chief Financial Officer in January 2022 after serving as Vice President and Acting Chief Financial Officer since June 2021. Prior to these roles, Pelkey held the role of Vice President Finance & Treasury since 2017. In his current role, he is responsible for all financial aspects of the Company's business including financial and economic analysis, accounting, tax, treasury, real estate and purchasing activities.

Prior to 2017, he has held the positions of AVP Capital Markets and Director Performance Analysis. During his 17 years with CSX, Mr. Pelkey has held a variety of other roles, including financial planning and technology finance.
Kevin S. Boone, 45 Executive Vice President and Chief Sales & Marketing Officer	Boone was named Executive Vice President and Chief Sales & Marketing Officer in June 2021 after serving as Chief Financial Officer since May 2019. In his current role, he is responsible for the commercial organization.

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
Jamie J. Boychuk, 45 Executive Vice President of Operations	Boychuk has served as CSXT's Executive Vice President of Operations since October 2019. In this role, he is responsible for transportation, network operations including terminals, mechanical, engineering and labor relations.

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

CSX 2022 Form 10-K p.18

CSX CORPORATION
PART I

Name and Age	Business Experience During Past Five Years
Stephen Fortune, 53 Executive Vice President and Chief Digital and Technology Officer	Fortune was named CSX's Executive Vice President and Chief Digital and Technology Officer in April 2022. In this role, he is responsible for leading the Company's technology strategy development and all aspects of CSX's information technology systems operations, including cybersecurity.

Prior to joining CSX with nearly 20 years of information technology experience, he spent 30 years at BP, most recently as Chief Information Officer of the global BP group.
Nathan D. Goldman, 65 Executive Vice President and Chief Legal Officer	Goldman has served as Executive Vice President and Chief Legal Officer, and Corporate Secretary of CSX since November 2017. In this role, he directs the Company’s legal affairs, government relations, risk management, public safety, environmental, and audit functions.

During his 19 years with the Company, Mr. Goldman has previously served as Vice President of Risk Compliance and General Counsel and has overseen work in compliance, risk management and safety programs.
Diana B. Sorfleet, 58 Executive Vice President and Chief Administrative Officer	Sorfleet was named Executive Vice President and Chief Administrative Officer in July 2018. In this role, her responsibilities include human resources, people systems and analytics, total rewards, facilities and aviation.

During her 11 years with the Company, Ms. Sorfleet has previously served as Chief Human Resources Officer. Prior to joining CSX, she worked in human resources for 20 years.
Angela C. Williams, 48 Vice President and Chief Accounting Officer	Williams has served as Vice President and Chief Accounting Officer of CSX since March 2018. She is responsible for financial and regulatory reporting, freight billing and collections, payroll, accounts payable and various other accounting processes.

During her 19 years with the Company, she previously served as Assistant Vice President - Assistant Controller and in other various accounting roles. With more than 25 years of experience, Williams held various accounting and auditing positions prior to joining CSX. Ms. Williams is a Certified Public Accountant in the state of Florida.
CSX 2022 Form 10-K p.19

CSX CORPORATION
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
CSX’s common stock is listed on the Nasdaq Global Select Market, which is its principal trading market, and is traded over-the-counter and on exchanges nationwide. The official trading symbol is “CSX.”

Description of Common and Preferred Stock
A total of 5.4 billion shares of common stock are authorized, of which 2,066,350,050 shares were outstanding as of December 31, 2022. Each share is entitled to one vote in all matters requiring a vote of shareholders. There are no preemptive rights, which are privileges extended to select shareholders that would allow them to purchase additional shares before other members of the general public in the event of an offering. At January 31, 2023, the latest practicable date that is closest to the filing date, there were 22,453 common stock shareholders of record. The weighted average of common shares outstanding, which was used in the calculation of diluted earnings per share, was 2,141 million as of December 31, 2022. (See Note 2, Earnings Per Share.) A total of 25 million shares of preferred stock is authorized, none of which is currently outstanding.

    The following table sets forth, for the quarters indicated, the dividends declared on CSX common stock.

	Quarter
	1st	2nd	3rd	4th	Year
2022	$0.100	$0.100	$0.100	$0.100	$0.400
2021	$0.093	$0.093	$0.093	$0.093	$0.372

Stock Performance Graph
The cumulative shareholder returns, assuming reinvestment of dividends, on $100 invested at December 31, 2017 are illustrated on the graph below. The Company references the Standard & Poor's 500 Stock Index (“S&P 500 ®”), and the Dow Jones U.S. Transportation Average Index, which provide comparisons to a broad-based market index and other companies in the transportation industry.

CSX 2022 Form 10-K p.20

CSX CORPORATION
PART II
CSX Purchases of Equity Securities

The Company continues to repurchase shares under the $5 billion program announced in July 2022. Total repurchase authority remaining as of December 31, 2022 was $3.3 billion. For more information about share repurchases, see Note 2, Earnings Per Share. Share repurchase activity of $1.0 billion for the fourth quarter 2022 was as follows:

CSX Purchases of Equity Securities for the Quarter
Fourth Quarter	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning Balance				$4,292,997,017
October 1 - October 31, 2022	22,101,430	$27.50	22,101,430	3,685,141,410
November 1 - November 30, 2022	6,810,351	29.80	6,810,351	3,482,205,188
December 1 - December 31, 2022	6,710,050	31.33	6,710,050	3,271,977,916
Ending Balance	35,621,831	$28.66	35,621,831	$3,271,977,916

Item 6.  Reserved

CSX 2022 Form 10-K p.21

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

CSX 2022 Form 10-K p.22

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

CSX 2022 Form 10-K p.23

CSX CORPORATION
PART II
2022 HIGHLIGHTS
• Revenue of $14.9 billion increased $2.3 billion or 19% versus the prior year.
• Expenses of $8.8 billion increased $1.9 billion or 27% year over year.
• Operating income of $6.0 billion increased $429 million or 8% year over year.
• Operating ratio of 59.5% increased 420 basis points from 55.3%.
• Earnings per diluted share of $1.95 increased $0.27 or 16% year over year.

RESULTS OF OPERATIONS
The following section generally discusses the Company's results of operations and financial condition for the year ended December 31, 2022, compared to the year ended December 31, 2021. A discussion regarding results of operations and financial condition for the year ended December 31, 2021, compared to the year ended December 31, 2020, can be found in Part II, Item 7 of CSX's Annual Report on Form 10-K for the year ended 2021, filed with the Securities and Exchange Commission on February 16, 2022.

2022 vs. 2021 Results of Operations

	Years Ended
	2022	2021	$ Change	% Change
(Dollars in Millions)
Revenue	$14,853	$12,522	$2,331	19%
Expense
Labor and Fringe	2,861	2,550	(311)	(12)
Purchased Services and Other	2,685	2,135	(550)	(26)
Fuel	1,626	913	(713)	(78)
Depreciation and Amortization	1,500	1,420	(80)	(6)
Equipment and Other Rents	396	364	(32)	(9)
Gains on Property Dispositions	(238)	(454)	(216)	(48)
Total Expense	8,830	6,928	(1,902)	(27)
Operating Income	6,023	5,594	429	8
Interest Expense	(742)	(722)	(20)	(3)
Other Income - Net	133	79	54	68
Income Tax Expense	(1,248)	(1,170)	(78)	(7)
Net Earnings	$4,166	$3,781	$385	10

Earnings Per Diluted Share	$1.95	$1.68	$0.27	16%
Operating Ratio	59.5%	55.3%		(420)	bps
Appointment of New Chief Executive Officer
On September 15, 2022, CSX announced that, as part of a planned succession process, its Board of Directors appointed Joseph R. Hinrichs as the Company’s new President and Chief Executive Officer and as a member of the Board of Directors, effective September 26, 2022.

Acquisition of Pan Am Systems, Inc.
On June 1, 2022, CSX acquired Pan Am for a purchase price of $600 million funded through a combination of common stock valued at $422 million and cash totaling $178 million. Accordingly, the consolidated 2022 results include the results of Pan Am's operations after the acquisition date. For further details, refer to Note 17, Business Combinations.
CSX 2022 Form 10-K p.24

CSX CORPORATION
PART II

Volume and Revenue (Unaudited)
Volume (Thousands of units); Revenue (Dollars in Millions); Revenue Per Unit (Dollars)
	Volume			Revenue			Revenue Per Unit
	2022	2021	% Change	2022	2021	% Change	2022	2021	% Change

Chemicals	641	659	(3)%	$2,584	$2,421	7%	$4,031	$3,674	10%
Agricultural and Food Products	481	467	3%	1,664	1,461	14%	3,459	3,128	11%
Automotive	338	318	6%	1,054	886	19%	3,118	2,786	12%
Minerals	337	325	4%	658	587	12%	1,953	1,806	8%
Forest Products	291	296	(2)%	996	918	8%	3,423	3,101	10%
Metals and Equipment	267	277	(4)%	828	796	4%	3,101	2,874	8%
Fertilizers	203	229	(11)%	455	470	(3)%	2,241	2,052	9%
Total Merchandise	2,558	2,571	(1)%	8,239	7,539	9%	3,221	2,932	10%
Intermodal	2,963	2,976	—%	2,306	2,039	13%	778	685	14%
Coal	697	706	(1)%	2,434	1,790	36%	3,492	2,535	38%
Trucking (a)	—	—	—%	966	410	136%	—	—	—%
Other	—	—	—%	908	744	22%	—	—	—%
Total	6,218	6,253	(1)%	$14,853	$12,522	19%	$2,389	$2,003	19%
(a) Effective third quarter 2021, Trucking revenue is comprised of revenue from the operations of Quality Carriers, which was acquired by CSX effective July 1, 2021.

CSX 2022 Form 10-K p.25

CSX CORPORATION
PART II
Revenue
Total revenue increased by $2.3 billion in 2022, or 19%, when compared to the previous year primarily due to higher fuel recovery, pricing gains that include the benefit of higher export coal benchmark rates, and the inclusion of Quality Carriers’ results.

Merchandise Volume
Chemicals - Decreased due to lower shipments of crude oil and other energy-related commodities as well as waste.

Agricultural and Food Products – Increased as a result of higher shipments of ethanol, sweeteners and vegetable oils, and grain.

Automotive - Increased due to higher North American vehicle production as semiconductor availability has improved.

Minerals - Increased due to higher shipments of aggregates driven by construction demand.

Forest Products – Decreased due to lower shipments of pulpboard and building products.

Metals and Equipment - Decreased primarily due to lower steel shipments, partially offset by higher scrap shipments and equipment moves.

Fertilizers - Decreased due to declines in short-haul and long-haul phosphate shipments.

Intermodal Volume
Lower domestic shipments due to continued supply-side constraints, more subdued seasonal demand than prior year and a softening truck market were mostly offset by increased international shipments.

Coal Volume
Domestic coal decreased due to lower shipments of utility coal, including the impacts of limited coal availability during mine disruptions during the year, as well as lower steel and industrial shipments. Export coal decreased due to lower shipments of thermal coal, partially driven by reduced capacity at Curtis Bay coal pier due to an outage at a portion of the facility. The facility is now back at full capacity.

Trucking Revenue
Trucking revenue increased $556 million versus prior year due to the inclusion of Quality Carriers’ results and higher fuel surcharge.

Other Revenue
Other revenue was $164 million higher than prior year driven by increases in revenue for intermodal storage and equipment usage, increases in demurrage and higher affiliate revenue.

CSX 2022 Form 10-K p.26

CSX CORPORATION
PART II
Expense
In 2022, total expenses increased $1.9 billion, or 27%, compared to prior year. Descriptions of each expense category as well as significant year-over-year changes are described below.

Labor and Fringe expenses include employee wages and related payroll taxes, health and welfare costs, pension, other post-retirement benefits and incentive compensation. These expenses increased $311 million due to the following items:
•The impacts of agreements reached with labor unions as well as inflation totaled $199 million. Of the total, $32 million relates to labor and benefits in prior years.
•The inclusion of Quality Carriers' operations for the full year in 2022 versus a portion of the year in 2021 resulted in increased costs of $74 million.
•Incentive compensation costs decreased $29 million primarily due to the impact of accelerated expense for eligible employees in the prior year.
•Other costs increased $67 million primarily due to hiring and retention costs, the inclusion of Pan Am's operations and other non-significant items.

Purchased Services and Other expenses consist primarily of contracted services to maintain infrastructure and equipment, terminal and pier services, purchased trucking and other transportation, and professional services. This category also includes costs related to materials, travel, casualty claims, environmental remediation, train accidents, property and sales tax, utilities and other items. Total purchased services and other expenses increased $550 million driven by the following:
•The inclusion of Quality Carriers' operations for the full year in 2022 versus a portion of the year in 2021 drove $280 million of additional costs.
•Higher operating support costs, primarily due to inflation, higher intermodal terminal costs and an increased active locomotive fleet, drove an increase of $182 million.
•Adjustments to environmental reserves resulted in $21 million higher expense.
•All other costs increased $67 million primarily due to several non-significant items including Pan Am's operations and acquisition-related costs.

Fuel expense includes locomotive diesel fuel as well as non-locomotive fuel. This expense is largely driven by the market price and locomotive consumption of diesel fuel. Fuel expense increased $713 million primarily due to a 66% price increase in locomotive fuel prices and the inclusion of non-locomotive fuel used for trucking.

Depreciation expense primarily relates to recognizing the costs of capital assets, such as locomotives, railcars and track structure, over their respective useful lives, which are reviewed periodically as part of depreciation studies. This expense is impacted primarily by the capital expenditures made each year. Depreciation expense increased $80 million primarily due to a larger net asset base, which includes Quality Carriers' assets, as well as the impacts of a 2022 equipment depreciation study.

Equipment and Other Rents expense includes rent paid for freight cars owned by other railroads or private companies, net of rents received by CSXT for use of its equipment. This category of expenses also includes expenses for short-term and long-term leases of locomotives, railcars, containers, tractors and trailers, offices and other rentals. These expenses increased $32 million primarily due to increased car hire costs as well as the addition of Quality Carriers' costs. Car hire costs increased due to higher days per load and inflation, partially offset by lower volume.

Gains on Property Dispositions decreased to $238 million in 2022 from $454 million in 2021 primarily due to lower gains from the sale of property rights to the Commonwealth of Virginia. Related to this transaction, CSX recognized gains of $144 million in 2022 and $349 million in 2021.

CSX 2022 Form 10-K p.27

CSX CORPORATION
PART II
Interest Expense
Interest Expense includes interest on long-term debt, equipment obligations and finance leases. Interest expense increased $20 million primarily as a result of higher average debt balances, partially offset by increased capitalized interest.

Other Income - Net
Other Income - Net includes investment gains, losses and interest income, as well as components of net periodic pension and post-retirement benefit cost and other non-operating activities. Other income increased $54 million primarily due to higher interest income, driven by increased rates, and an increase in net pension benefit credits during 2022.

Income Tax Expense
Income Tax Expense increased $78 million primarily due to higher earnings before income taxes, partially offset by favorable adjustments to deferred state taxes and favorable state legislative changes.

Net Earnings and Earnings per Diluted Share
Net Earnings increased $385 million to $4.2 billion, and earnings per diluted share increased $0.27 to $1.95, due to the factors mentioned above. Average shares outstanding was lower as a result of share repurchase activity during the year and had a favorable impact on earnings per diluted share.

CSX 2022 Form 10-K p.28

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

Free Cash Flow
Management believes that free cash flow is useful to investors as it is important in evaluating the Company’s financial performance. More specifically, free cash flow measures cash generated by the business after reinvestment. This measure represents cash available for both equity and bond investors to be used for dividends, share repurchases or principal reduction on outstanding debt. Free cash flow is calculated by using net cash from operations and adjusting for property additions and proceeds from property dispositions. This measure should be considered in addition to, rather than a substitute for, cash provided by operating activities. Free cash flow before dividends decreased $101 million year-over-year to $3.7 billion primarily due to higher property additions and lower proceeds and advances from property dispositions, mostly attributable to the sale of property rights to the Commonwealth of Virginia. These decreases were partially offset by higher net cash provided by operating activities.

The following table reconciles cash provided by operating activities (GAAP measure) to free cash flow (non-GAAP measure).

	Years Ended
	2022	2021
(Dollars in Millions)
Net Cash Provided by Operating Activities	$5,619	$5,099
Property Additions	(2,133)	(1,791)
Proceeds and Advances from Property Dispositions	246	529
Other Investing Activities (a)	n/a	(4)
Free Cash Flow, before Dividends (Non-GAAP)	$3,732	$3,833

(a) Effective first quarter 2022, the results of other investing activities are no longer included in free cash flow. Prior year has not been restated as the change is immaterial.

CSX 2022 Form 10-K p.29

CSX CORPORATION
PART II
OPERATING STATISTICS (Estimated)
Certain operating statistics are estimated and can continue to be updated as actuals settle. The methodology for calculating train velocity, dwell, cars online and trip plan performance differs from that used by the Surface Transportation Board. The Company will continue to report these metrics to the Surface Transportation Board using the prescribed methodology.

	Fiscal Years
	2022	2021	Improvement/ (Deterioration)
Operations Performance
Train Velocity (Miles per hour)(a)	16.1	17.9	(10)%
Dwell (Hours)(a)	11.3	10.7	(6)%
Cars Online(a)	138,074	131,564	(5)%
On-Time Originations(a)	60%	75%	(20)%
On-Time Arrivals(a)	52%	66%	(21)%
Carload Trip Plan Performance(a)	64%	69%	(7)%
Intermodal Trip Plan Performance(a)	90%	87%	3%
Fuel Efficiency	0.99	0.96	(3)%

Revenue Ton-Miles (Billions)
Merchandise	126.0	126.3	—%
Coal	33.8	35.4	(5)%
Intermodal	30.0	31.5	(5)%
Total Revenue Ton-Miles	189.8	193.2	(2)%

Total Gross Ton-Miles (Billions)	375.5	376.0	—%

Safety
FRA Personal Injury Frequency Index(a)	0.96	0.96	—%
FRA Train Accident Rate(a)	3.18	3.22	1%
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

CSX 2022 Form 10-K p.30

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

The Company remains focused on safety, service, and controlling costs. Train velocity declined 10% relative to 2021. Dwell increased by 6% and cars online increased 5% in 2022. Compared to 2021, intermodal trip plan performance improved 3%, while carload trip plan performance decreased 7%. CSX has seen an improvement in service metrics in the last quarter of 2022 and expects that trend to continue in 2023.

From a safety perspective, the FRA personal injury index was flat compared to prior year while the train-accident rate improved by 1%. Safety remains a top priority at CSX, and the Company is committed to reducing risk and enhancing the overall safety of its employees, customers and communities in which the Company operates.

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

Significant Cash Flows
The following charts highlight the operating, investing and financing components of the change in cash and cash equivalents for operating, investing and financing activities for full years 2022 and 2021.

In 2022, the Company generated $5.6 billion of cash from operating activities, which was $520 million more than prior year primarily driven by higher cash-generating income, partially offset by less favorable working capital activities. Net cash used in investing activities was $2.1 billion, an increase in net spend of $254 million from the prior year primarily as a result of higher property additions and lower proceeds and advances from property dispositions, partially offset by decreased costs for business acquisitions. Cash used in financing activities was $3.8 billion, which represents a decrease in net spend of $343 million from the prior year mostly driven by the issuance of long-term debt as well as lower repayments of debt, partially offset by higher share repurchases.

CSX 2022 Form 10-K p.31

CSX CORPORATION
PART II
Sources of Cash and Liquidity
The Company has multiple sources of liquidity, including cash generated from operations and financing sources. The Company filed a shelf registration statement with the SEC on February 16, 2022, which may be used to issue debt or equity securities at CSX’s discretion, subject to market conditions and CSX Board authorization. While CSX seeks to give itself flexibility with respect to cash requirements, there can be no assurance that market conditions would permit CSX to sell such securities on acceptable terms at any given time, or at all. In 2022, CSX issued $2.0 billion of long-term debt. See Note 10, Debt and Credit Agreements for more information.

CSX has access to a $1.2 billion five-year unsecured revolving credit facility backed by a diverse syndicate of banks that expires in March 2024. As of December 31, 2022, the Company had no outstanding balances under this facility. The Company also has a commercial paper program, backed by the revolving credit facility, under which the Company may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $1.0 billion outstanding at any one time. As of December 31, 2022, the Company had no outstanding debt under the commercial paper program.

Uses of Cash
CSX uses current cash balances for general corporate purposes, which may include capital expenditures, working capital requirements, reduction or refinancing of outstanding indebtedness, redemptions and repurchases of CSX common stock, dividends to shareholders, acquisitions and other business opportunities, and contributions to the Company's qualified pension plan.

In 2022, CSX continued to invest in its business to create long-term value for shareholders. The Company is committed to maintaining and improving its existing infrastructure and to positioning itself for long-term, profitable growth through optimizing network and terminal capacity. Funds used for property additions are further described below.

	Years Ended
Capital Expenditures (Dollars in Millions)	2022	2021
Track	$1,000	$876
Bridges, Signals and Other	673	567
Total Infrastructure	1,673	1,443
Strategic Projects and Commercial Facilities	251	194
Locomotives	104	89
Freight Cars	75	29
Regulatory (including PTC)	30	36
Total Capital Expenditures	$2,133	1,791

Planned capital investments for 2023 are expected to be approximately $2.3 billion. Of the 2023 investment, approximately 75% is expected to be used to sustain the core infrastructure and operating equipment. The remaining amounts will be used to promote profitable growth, including projects supporting service enhancements and productivity initiatives. CSX intends to fund capital investments primarily through cash generated from operations.

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
CSX 2022 Form 10-K p.32

CSX CORPORATION
PART II
CSX is committed to returning cash to shareholders. Capital structure, capital investments and cash distributions, including dividends and share repurchases, are reviewed at least annually by the Board of Directors. On February 14, 2023, the Company's Board of Directors authorized a 10% increase in the quarterly cash dividend to $0.11 per common share effective March 2023. Management's assessment of market conditions and other factors guides the timing and volume of repurchases. Future share repurchases are expected to be funded by cash on hand, cash generated from operations and debt issuances.

Material Changes in the Consolidated Balance Sheets and Working Capital
CSX's balance sheet reflects its strong capital base and the impact of CSX's balanced approach in deploying capital for the benefit of its shareholders, which includes investments in infrastructure, dividend payments and share repurchases. Further, CSX is well positioned from a liquidity standpoint. The Company ended the year with $2.1 billion of cash, cash equivalents and short-term investments.

Total assets as well as total liabilities and shareholders' equity increased $1.4 billion from prior year end. The increase in total assets was primarily due to a $1.2 billion increase in net properties and a $193 million increase in investments in affiliates and other companies, partially offset by a reduction in cash of $281 million. The increase in net properties was primarily attributable to capital expenditures as well as fixed assets acquired as part of the Pan Am transaction. In addition, the increase in investments in affiliates and other companies includes the impact of the acquired interest in Pan Am Southern, LLC as well as higher values of several affiliates. See Note 17, Business Combinations, for more details on purchase accounting.

Total liabilities increased $2.3 billion from prior year end primarily due to the issuance of $2.0 billion in long-term debt and a $186 million increase in deferred taxes due to accelerated tax depreciation and the impact of the Pan Am acquisition. These increases were partially offset by debt repayments of $186 million. Total shareholders' equity decreased $875 million from prior year end primarily driven by share repurchases of $4.7 billion and dividends paid of $852 million, partially offset by net earnings of $4.2 billion and $422 million of common stock issued to acquire Pan Am.

Working capital is considered a measure of a company’s ability to meet its short-term needs. CSX had a working capital surplus of $1.4 billion at December 2022 and $1.6 billion at December 2021, a decrease of $262 million. Current assets decreased primarily driven by the net decline in cash of $281 million described above, partially offset by the $165 million increase in accounts receivable. Current liabilities increased primarily due to the $167 million increase in accounts payable.

CSX 2022 Form 10-K p.33

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

Completed Transactions
Acquisition of Pan Am Systems, Inc.
On June 1, 2022, CSX completed its acquisition of Pan Am. The closing price of $600 million was funded through a combination of common stock valued at $422 million and cash totaling $178 million, subject to certain customary purchase price adjustments. Total cash consideration paid to acquire the business includes a $30 million deposit paid in fourth quarter 2020. For further details, refer to Note 17, Business Combinations.

Acquisition of Quality Carriers, Inc.
On July 1, 2021, CSX acquired Quality Carriers, Inc. for a purchase price of $544 million in cash. This transaction was funded by cash on hand. For further details, refer to Note 17, Business Combinations.

Sale of Property Rights to the Commonwealth of Virginia
On March 26, 2021, the Company entered into a comprehensive agreement to sell certain property rights in three CSX-owned line segments to the Commonwealth of Virginia (“Commonwealth”) over three phases for a total of $525 million. As of December 31, 2022, all three phases are closed. Gains and proceeds in 2022 and 2021 related to this transaction are summarized in the following table. For further details, refer to Note 6, Properties.

	Years Ended
(Dollars in millions)	2022	2021
Gains	$144	$349
Proceeds	125	400

CSX 2022 Form 10-K p.34

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

The cost and availability of unsecured financing are materially affected by CSX's long-term credit ratings. CSX's credit ratings remained stable during 2022. As of both December 2022 and December 2021, S&P's long-term rating on CSX was BBB+ (Stable), and Moody's was Baa1 (Stable). Ratings of BBB- and Baa3 or better by S&P and Moody’s, respectively, reflect ratings on debt obligations that fall within a band of credit quality considered to be investment grade. If CSX's credit ratings were to decline to below investment-grade levels, the Company could experience significant increases in its interest cost for new debt. In addition, a decline in CSX’s credit ratings to below investment grade levels could adversely affect the market’s demand, and thus the Company’s ability to readily issue new debt. The Company is committed to maintaining an investment-grade credit profile.

Guaranteed Notes Issued By CSXT
In 2007, CSXT, a wholly-owned subsidiary of CSX Corporation, issued in a registered public offering $381 million of secured equipment notes maturing in 2023. CSX Corporation has fully and unconditionally guaranteed the notes. At CSXT’s option, CSXT may redeem any or all of the notes, in whole or in part, at any time, at the redemption price including premium. In the case of loss or destruction of any item of equipment securing the notes, if CSXT does not substitute another item of equipment for the item suffering such loss or destruction, CSXT will be required to redeem the notes in part at par. The guarantee of the notes will rank equally in right of payment with all existing and future senior obligations of CSX Corporation and will be effectively subordinated to all future secured indebtedness of CSX Corporation to the extent of the assets securing such indebtedness. The guarantee is subject to release in limited circumstances only upon the occurrence of certain customary conditions. As of December 31, 2022, the principal balance of these secured equipment notes was $139 million.

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

CSX 2022 Form 10-K p.35

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

•As of December 31, 2022, the Company had outstanding fixed-rate notes with varying maturities. See Note 10, Debt and Credit Agreements, for additional information related to future debt payments. Future interest payments associated with outstanding debt total $14.8 billion, with $771 million payable in 2023.
•Purchase commitments consist of CSX’s long-term locomotive maintenance program and other commitments to purchase technology, communications, railcar maintenance and other services. See Note 8, Commitments and Contingencies, for additional information about future payments related to purchase commitments.
•Capital expenditures include investments related to public-private partnerships. These partnership investments are typically for projects that are partially or wholly reimbursed to CSX through government awards or other funding sources. Project contribution commitments that are not reimbursable total $80 million as of December 31, 2022.
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

Other Commitments and Off-Balance Sheet Arrangements
Other commitments total $178 million and primarily consist of guarantees, letters of credit and surety bonds, none of which are individually significant. These off-balance sheet arrangements are not reasonably likely to have a material effect on the Company's financial condition, results of operations or liquidity.

LABOR AGREEMENTS
Approximately 17,100 of the Company's approximately 22,500 employees are members of a rail labor union. As of December 2, 2022, all 12 rail unions at CSX that participated in national bargaining were covered by national agreements with the Class I railroads and CSX-specific agreements that will remain in effect through December 31, 2024.

CSX 2022 Form 10-K p.36

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
•pension plan accounting;
•depreciation policies for assets under the group-life method; and
•goodwill and other intangible assets.

Personal Injury and Environmental Reserves
Personal Injury
Personal Injury reserves of $126 million and $118 million for 2022 and 2021, respectively, represent liabilities for employee work-related and third-party injuries. CSXT retains an independent actuary to assist management in assessing the value of personal injury claims. The methodology used by the actuary includes a development factor to reflect growth or reduction in the value of these personal injury claims. It is based largely on CSXT's historical claims and settlement experience. Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. For additional details, including a description of our related accounting policies, see Note 5, Casualty, Environmental and Other Reserves, in the consolidated financial statements.

Environmental
Environmental reserves were $161 million and $108 million for 2022 and 2021, respectively. The Company is a party to various proceedings related to environmental issues, including administrative and judicial proceedings involving private parties and regulatory agencies. The Company has been identified as a potentially responsible party at approximately 240 environmentally impaired sites. The Company reviews its potential liability with respect to each site identified, giving consideration to a number of factors such as:
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
CSX 2022 Form 10-K p.37

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

Pension Plan Accounting
The Company sponsors defined benefit pension plans principally for salaried, management personnel. For employees hired prior to 2003, the plans provide eligible employees with retirement benefits based predominantly on years of service and compensation rates near retirement. For employees hired between 2003 and 2019, benefits are determined based on a cash balance formula, which provides benefits by utilizing interest and pay credits based upon age, service and compensation. Beginning in 2020, the CSX Pension Plan was closed to new participants. As of December 2022, the projected benefit obligation for the Company’s pension plans was $2.4 billion. For information related to the funded status of the Company's pension plans, see Note 9, Employee Benefit Plans.

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

CSX 2022 Form 10-K p.38

CSX CORPORATION
PART II
Critical Accounting Estimates, continued

Discount Rates
Discount rates affect the amount of liability recorded and the service and interest cost components of pension expense. Discount rates reflect the rates at which pension benefits could be effectively settled, or in other words, how much it would cost the Company to buy enough high quality bonds to generate cash flow equal to the Company's expected future benefit payments. The Company determines the discount rate based on the market yield as of year-end for high quality corporate bonds whose maturities match the plans' expected benefit payments.

The Company measures the service and interest cost components of the net pension benefits expense by using individual spot rates matched with separate cash flows for each future year. Under the spot rate approach, individual spot discount rates along the same high quality corporate bonds yield curve used to measure the pension benefit liabilities are applied to the relevant projected cash flows at the relevant maturity.

The weighted average discount rate used by the Company to value its pension obligations was 5.02% and 2.78% as of December 2022, and December 2021, respectively. As of December 2022, the estimated duration of pension benefits is approximately 10 years.

Each year, the discount rate is reevaluated and adjusted using the current market interest rates for high quality corporate bonds to reflect the best estimate of the current effective settlement rates. In general, if interest rates decline or rise, the assumed discount rate will change.

Long-term Rate of Return on Plan Assets
The expected long-term average rate of return on plan assets reflects the average rate of earnings expected on the funds invested, or to be invested, to provide for benefits included in the projected benefit obligation. In estimating that rate, the Company gives appropriate consideration to the returns being earned by the plan assets in the funds and the rates of return expected to be available for reinvestment as well as the current and projected asset mix of the funds. Management, with the assistance of an outsourced investment manager, balances market expectations obtained from various investment managers with both market and actual plan historical returns to develop a reasonable estimate of the expected long-term rate of return on assets. As this assumption is long term, the annual review may result in less frequent adjustment than other assumptions used in pension accounting. The long-term rate of return on plan assets used by the Company to value its benefit cost for the subsequent plan year was 6.75% in both 2022 and 2021.

Other Assumptions
The calculations made by the actuaries also include assumptions relating to mortality rates, turnover, retirement age and salary inflation rates. These assumptions are based upon historical data, recent plan experience and industry trends and are determined by management.

CSX 2022 Form 10-K p.39

CSX CORPORATION
PART II
Critical Accounting Estimates, continued

2023 Estimated Pension Expense
Net periodic pension benefit expense for 2023 is expected to be a credit of $1 million. Net periodic pension benefit expense for 2023 is expected to include service cost expense of $24 million. Service cost expense is included in labor and fringe on the consolidated income statement and all other components of net pension expense are included in other income - net. Net periodic pension expense in 2022 was a credit of $41 million. The net decrease in the expected credit is primarily due to impacts from recent unfavorable pension asset experience, partially offset by the increase in discount rates.

The following sensitivity analysis illustrates the effects of a 1% change in certain assumptions on the 2023 estimated pension expense:

(Dollars in Millions)	Pension Expense
Discount Rate	$16
Long-term Rate of Return	$24

Depreciation Policies for Assets Utilizing the Group-Life Method
The depreciable assets of the Company are depreciated using either the group-life or straight-line method of accounting, which are both acceptable depreciation methods in accordance with GAAP. The Company depreciates its railroad assets, including main-line track, locomotives and freight cars, using the group-life method of accounting. Assets depreciated under the group-life method comprise 84% of total fixed assets of $48.1 billion on a gross basis at December 31, 2022. The remaining depreciable assets of the Company, including non-railroad assets and assets under finance leases, are depreciated using the straight-line method on a per asset basis. Land is not depreciated.

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

CSX 2022 Form 10-K p.40

CSX CORPORATION
PART II
Critical Accounting Estimates, continued

The STB requires depreciation studies be performed every three years for equipment assets (e.g., locomotives and freight cars) and every six years for road and track assets (e.g., bridges, signals, rail, ties, and ballast). The Company completed a depreciation study for its road and track assets in 2020 and for equipment assets in 2022, both of which resulted in changes to accumulated depreciation, service lives, salvage values, and other related factors for certain assets. The 2022 equipment study resulted in an expected increase in annual depreciation expense of approximately $80 million primarily due to deferred losses on assets depreciated using the group-life method. Recent experience with depreciation studies has resulted in changes to accumulated depreciation and depreciation rates that did not materially affect the Company's depreciation expense of $1.4 billion in both 2021 and 2020.

A 1% change in the average estimated useful life of all group-life assets would result in an approximate $12 million change to the Company’s annual depreciation expense. There were no significant changes to the company's asset lives as a result of the 2022 and 2020 studies. For additional details, including a more detailed description of our related accounting policies, see Note 6, Properties, in the consolidated financial statements.

Goodwill and Intangible Assets
As of December 2022, the Company had $502 million of Goodwill and Other Intangibles - Net. In applying the acquisition method of accounting for business combinations, management must determine the fair value of assets acquired and liabilities assumed in order to properly allocate purchase price consideration between depreciable and amortizable assets and goodwill. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. Estimates and assumptions include, but are not limited to, the cash flows that an asset is expected to generate in the future and the appropriate weighted-average cost of capital.

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
CSX 2022 Form 10-K p.41

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
CSX 2022 Form 10-K p.42

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
•the impacts of a public health crisis and any policies or initiatives instituted in response; and
•the inherent uncertainty associated with projecting economic and business conditions.

Other important assumptions and factors that could cause actual results to differ materially from those in the forward-looking statements are specified elsewhere in this report and in CSX's other SEC reports, which are accessible on the SEC's website at www.sec.gov and the Company's website at www.csx.com. The information on the CSX website is not part of this annual report on Form 10-K.

CSX 2022 Form 10-K p.43

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

Changes in interest rates could impact the fair value of the Company's forward starting interest rate swap. In 2020, the Company executed two forward starting interest rate swaps with a notional value of $250 million for an aggregate notional value of $500 million. These swaps were effected to hedge the benchmark interest rate associated with future interest payments related to the anticipated refinancing of notes due in 2027. The Company recognized an unrealized gain of $80 million and $8 million net of tax during the years ended December 31, 2022 and 2021, respectively, in the consolidated statements of comprehensive income with the related asset on the balance sheet as of December 31, 2022. In fourth quarter 2022, CSX settled a portion equal to $160 million notional value of the aggregate $500 million cash flow hedges, which resulted in CSX receiving a cash payment of $52 million. The gain associated with the settled portion of the hedges will continue to be classified in accumulated other comprehensive income (“AOCI”) until the associated debt instrument is issued in the future. Upon final settlement of the swaps, which expire in 2027, the unrealized gain or loss in AOCI will be recognized in earnings as an adjustment to interest expense over the same period during which the hedged transaction affects earnings. As of December 31, 2022, the potential change in fair value resulting from a hypothetical 10% change in interest rates would not be material.

Changes in interest rates could impact the fair value of the Company's fixed-to-floating interest rate swaps. In 2022, CSX entered into five separate fixed-to-floating interest rate swaps classified as fair value hedges. The swaps are designed to hedge 10 years of interest rate risk associated with market fluctuations attributable to the Secured Overnight Financing Rate on a cumulative $800 million of fixed rate outstanding notes, which are due between 2036 and 2040. As of December 31, 2022, the cumulative fair value of these swaps was a $118 million liability, which is included in other long-term liabilities on the consolidated balance sheet. The associated cumulative adjustment to the hedged notes is included in long-term debt. Gains and losses resulting from changes in fair value of the interest rate swaps offset changes in the fair value of the hedged portion of the underlying debt with no gain or loss recognized due to hedge ineffectiveness. The difference in the net fixed-to-float interest settlement on the derivatives is recognized in interest expense and was not material for the year ending at December 31, 2022. The swaps will expire in 2032. If settled early, the remaining liability or asset will be amortized over the remaining life of the associated notes. As of December 31, 2022, the potential change in fair value resulting from a hypothetical 10% change in interest rates would not be material.

As of December 31, 2022, CSX has no floating rate notes outstanding. However, changes in interest rates could impact the fair value (but not the carrying value) of the Company's fixed rate long-term debt. The potential decrease in fair value of the Company's fixed rate long-term debt resulting from a hypothetical 10% increase in U.S. Treasury rates, or approximately 40 basis points, is estimated to be $709 million as of December 31, 2022, and $448 million as of December 31, 2021. The underlying fair values of the Company's long-term debt were estimated based on quoted market prices or on the current rates offered for debt with similar terms and maturities.

CSX 2022 Form 10-K p.44

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)	46

CSX Corporation

Consolidated Financial Statements and Notes to Consolidated Financial Statements
Herewith:

Consolidated Income Statements for the Years Ended:	48
December 31, 2022
December 31, 2021
December 31, 2020

Consolidated Comprehensive Income Statements for the Years Ended:	49
December 31, 2022
December 31, 2021
December 31, 2020

Consolidated Balance Sheets as of:	50
December 31, 2022
December 31, 2021

Consolidated Cash Flow Statements for Years Ended:	51
December 31, 2022
December 31, 2021
December 31, 2020

Consolidated Statements of Changes in Shareholders' Equity:	52
December 31, 2022
December 31, 2021
December 31, 2020

Notes to Consolidated Financial Statements	53
CSX 2022 Form 10-K p.45

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of CSX Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CSX Corporation (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, cash flows, and changes in shareholders’ equity for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 15, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosure to which it relates.

CSX 2022 Form 10-K p.46

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, continued

Depreciation Policies for Assets Utilizing the Group-Life Method
Description of the Matter
As of December 31, 2022, assets depreciated under the group-life method comprised 84% of total gross fixed assets of $48.1 billion. As discussed in Note 6 of the consolidated financial statements, the group-life method aggregates assets with similar lives and characteristics into groups and depreciates each of these groups as a whole. When using the group-life method, an underlying assumption is that each group of assets, as a whole, is used and depreciated to the end of the group’s recoverable life. The Company utilizes different depreciable asset categories to account for depreciation expense for the railroad assets that are depreciated under the group-life method.

Under the group-life method, depreciation studies are conducted by a third-party specialist and analyzed by the Company’s management to review asset service lives, salvage values, accumulated depreciation and other factors related to group assets. Depreciation studies are performed every three years for equipment assets and every six years for road and track assets. In years when depreciation studies are not performed, annual data reviews are conducted by a third-party specialist and analyzed by the Company’s management to review the asset service lives. A depreciation study was performed in 2022 for equipment assets. For road and track assets, the most recent depreciation study was performed in 2020 and was evaluated in the current year through an annual data review.

Auditing depreciation expense for assets subject to the group-life method was complex and required the involvement of specialists due to the nature of the methods used in the depreciation studies to determine the useful service lives and salvage values of the Company’s assets. These methods have a significant effect on depreciation expense.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process related to the assessment of periodic depreciation studies and annual data reviews of its group-life assets. For example, we tested controls over management’s review of the depreciation study for equipment assets and review of depreciation expense and estimated useful lives. We also tested controls over management’s annual data review of asset activity and assumptions that could impact the estimated useful lives determined in the most recent depreciation study of road and track assets.

To test the estimated useful lives and salvage values of the Company’s group-life assets, we performed audit procedures that included, among others: obtaining the periodic depreciation studies and annual data reviews performed by the Company’s third-party specialist and reviewed by management; assessing the completeness and accuracy of the data provided by management to the third-party specialist; and including a specialist on our team to evaluate the methods used by the third-party specialist and reviewed by management in determining the estimated useful lives and salvage values of assets resulting from the depreciation studies and any changes to the estimated useful lives and salvage values, if any, resulting from the annual data reviews.

We compared the methods used by management to those used throughout the industry and within other depreciation studies. We assessed the historical accuracy of management’s estimates via retrospective review and independently calculated the current year depreciation rates.

We have served as the Company’s auditor since 1981.

/s/ Ernst & Young LLP

Jacksonville, Florida
February 15, 2023
CSX 2022 Form 10-K p.47

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
CONSOLIDATED INCOME STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

	Years Ended
	2022	2021	2020
Revenue	$14,853	$12,522	$10,583
Expense
Labor and Fringe	2,861	2,550	2,275
Purchased Services and Other	2,685	2,135	1,719
Fuel	1,626	913	541
Depreciation and Amortization	1,500	1,420	1,383
Equipment and Other Rents	396	364	338
Gains on Property Dispositions	(238)	(454)	(35)
Total Expense	8,830	6,928	6,221

Operating Income	6,023	5,594	4,362

Interest Expense	(742)	(722)	(754)
Other Income - Net (Note 14)	133	79	19
Earnings Before Income Taxes	5,414	4,951	3,627

Income Tax Expense (Note 12)	(1,248)	(1,170)	(862)
Net Earnings	$4,166	$3,781	$2,765

Per Common Share (Note 2)
Net Earnings Per Share
Basic	$1.95	$1.68	$1.20
Assuming Dilution	$1.95	$1.68	$1.20

Average Common Shares Outstanding (Millions)
Basic	2,136	2,250	2,300
Assuming Dilution	2,141	2,255	2,305

See accompanying Notes to Consolidated Financial Statements.
CSX 2022 Form 10-K p.48

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
(Dollars in Millions)

	Years Ended
	2022	2021	2020
Net Earnings	$4,166	$3,781	$2,765
Other Comprehensive Income (Loss) - Net of Tax:
Pension and Other Post-Employment Benefits	(66)	167	21
Interest Rate Derivatives	80	8	62
Other	6	15	(6)
Total Other Comprehensive Income (Loss) (Note 16)	20	190	77
Comprehensive Earnings	$4,186	$3,971	$2,842

See accompanying Notes to Consolidated Financial Statements.

CSX 2022 Form 10-K p.49

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	December	December
	2022	2021
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,958	$2,239
Short-term Investments	129	77
Accounts Receivable - Net (Note 11)	1,313	1,148
Materials and Supplies	341	339
Other Current Assets	108	70
Total Current Assets	3,849	3,873

Properties	48,105	46,505
Accumulated Depreciation	(13,863)	(13,490)
Properties - Net (Note 6)	34,242	33,015

Investment in Affiliates and Other Companies (Note 15)	2,292	2,099
Right of Use Lease Asset (Note 7)	505	501
Goodwill and Other Intangible Assets - Net (Note 18)	502	451
Other Long-term Assets	522	592
Total Assets	$41,912	$40,531
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$1,130	$963
Labor and Fringe Benefits Payable	707	630
Casualty, Environmental and Other Reserves (Note 5)	144	118
Current Maturities of Long-term Debt (Note 10)	151	181
Income and Other Taxes Payable	111	134
Other Current Liabilities	228	207
Total Current Liabilities	2,471	2,233

Casualty, Environmental and Other Reserves (Note 5)	292	250
Long-term Debt (Note 10)	17,896	16,185
Deferred Income Taxes - Net (Note 12)	7,569	7,383
Long-term Lease Liability (Note 7)	488	478
Other Long-term Liabilities	571	502
Total Liabilities	29,287	27,031

Shareholders' Equity:
Common Stock, $1 Par Value (Note 3)	2,066	2,202
Other Capital	574	66
Retained Earnings	10,363	11,630
Accumulated Other Comprehensive Loss (Note 16)	(388)	(408)
Non-controlling Minority Interest	10	10
Total Shareholders' Equity	12,625	13,500
Total Liabilities and Shareholders' Equity	$41,912	$40,531
See accompanying Notes to Consolidated Financial Statements.
CSX 2022 Form 10-K p.50

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
CONSOLIDATED CASH FLOW STATEMENTS
(Dollars in Millions)

	Years Ended
	2022	2021	2020
OPERATING ACTIVITIES
Net Earnings	$4,166	$3,781	$2,765
Adjustments to Reconcile Net Earnings to Net Cash
Provided by Operating Activities:
Depreciation and Amortization	1,500	1,420	1,383
Deferred Income Taxes	117	167	180
Gains on Property Dispositions	(238)	(454)	(35)
Other Operating Activities	(17)	12	(32)
Changes in Operating Assets and Liabilities:
Accounts Receivable	(101)	(141)	83
Other Current Assets	(22)	(25)	(75)
Accounts Payable	140	128	(20)
Income and Other Taxes Payable	(39)	72	39
Other Current Liabilities	113	139	(25)
Net Cash Provided by Operating Activities	5,619	5,099	4,263
INVESTING ACTIVITIES
Property Additions	(2,133)	(1,791)	(1,626)
Purchases of Short-term Investments	(59)	(75)	(426)
Proceeds from Sales of Short-term Investments	9	5	1,424
Proceeds and Advances from Property Dispositions	246	529	56
Business Acquisition, Net of Cash Acquired (Note 17)	(227)	(541)	—
Other Investing Activities	33	(4)	(77)
Net Cash Used in Investing Activities	(2,131)	(1,877)	(649)
FINANCING ACTIVITIES
Shares Repurchased	(4,731)	(2,886)	(867)
Dividends Paid	(852)	(839)	(797)
Long-term Debt Repaid	(186)	(426)	(745)
Long-term Debt Issued (Note 10)	2,000	—	1,000
Other Financing Activities	—	39	(34)
Net Cash Used in Financing Activities	(3,769)	(4,112)	(1,443)
Net (Decrease) Increase in Cash and Cash Equivalents	(281)	(890)	2,171
CASH AND CASH EQUIVALENTS
Cash and Cash Equivalents at Beginning of Period	2,239	3,129	958
Cash and Cash Equivalents at End of Period	$1,958	$2,239	$3,129

SUPPLEMENTAL CASH FLOW INFORMATION
Issuance of Common Stock as Consideration for Acquisition	$422	—	—
Interest Paid - Net of Amounts Capitalized	$729	$718	$750
Income Taxes Paid	$1,167	$931	$664
See accompanying Notes to Consolidated Financial Statements.
CSX 2022 Form 10-K p.51

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Dollars in Millions)

	Common Shares Outstanding (Thousands)	Common Stock and Other Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss) (a)	Non- controlling Minority Interest	Total Shareholders' Equity
December 31, 2019	2,320,414	$2,412	$10,111	$(675)	$15	$11,863
Comprehensive Earnings:
Net Earnings	—	—	2,765	—	—	2,765
Other Comprehensive Income (Note 16)	—	—	—	77	—	77
Total Comprehensive Earnings						2,842
Common stock dividends,$0.35 per share	—	—	(797)	—	—	(797)
Share Repurchases	(37,842)	(38)	(829)	—	—	(867)
Other	5,015	66	9	—	(6)	69
December 31, 2020	2,287,587	2,440	11,259	(598)	9	13,110
Comprehensive Earnings:
Net Earnings	—	—	3,781	—	—	3,781
Other Comprehensive Income (Note 16)	—	—	—	190	—	190
Total Comprehensive Earnings						3,971
Common stock dividends, $0.37 per share			(839)			(839)
Share Repurchases	(90,431)	(90)	(2,796)	—	—	(2,886)
Other	4,631	(82)	225	—	1	144
December 31, 2021	2,201,787	2,268	11,630	(408)	10	13,500
Comprehensive Earnings:
Net Earnings	—	—	4,166	—	—	4,166
Other Comprehensive Income (Note 16)	—	—	—	20	—	20
Total Comprehensive Earnings						4,186
Common stock dividends, $0.40 per share	—	—	(852)	—	—	(852)
Share Repurchases	(151,419)	(151)	(4,580)	—	—	(4,731)
Issuance of common stock for acquisition of Pan Am Systems, Inc.	13,173	422	—	—	—	422
Other	2,826	101	(1)	—	—	100
December 31, 2022	2,066,367	$2,640	$10,363	$(388)	$10	$12,625
(a) Accumulated Other Comprehensive Loss year-end balances shown above are net of tax. The associated taxes were $122 million, $107 million and $156 million for 2022, 2021 and 2020, respectively. For additional information see Note 16, Other Comprehensive Income.

See accompanying Notes to Consolidated Financial Statements.

CSX 2022 Form 10-K p.52

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

CSX Transportation, Inc.
CSX’s principal operating subsidiary, CSX Transportation, Inc. (“CSXT”), provides an important link to the transportation supply chain through its approximately 20,000 route mile rail network and serves major population centers in 26 states east of the Mississippi River, the District of Columbia and the Canadian provinces of Ontario and Quebec. It has access to over 70 ocean, river and lake port terminals along the Atlantic and Gulf Coasts, the Mississippi River, the Great Lakes and the St. Lawrence Seaway. The Company’s intermodal business links customers to railroads via trucks and terminals. CSXT also serves thousands of production and distribution facilities through track connections to more than 240 short-line and regional railroads. On June 1, 2022, CSX completed its acquisition of Pan Am Systems, Inc. (“Pan Am”), which is the parent company of Pan Am Railways, Inc. This acquisition expands CSXT’s reach in the Northeastern United States. For further details, refer to Note 17, Business Combinations.

CSXT is also responsible for the Company's real estate sales, leasing, acquisition and management and development activities. Substantially all of these activities are focused on supporting railroad operations.

Other Entities
In addition to CSXT, the Company’s subsidiaries include Quality Carriers, Inc. ("Quality Carriers"), CSX Intermodal Terminals, Inc. (“CSX Intermodal Terminals”), Total Distribution Services, Inc. (“TDSI”), Transflo Terminal Services, Inc. (“Transflo”), CSX Technology, Inc. (“CSX Technology”) and other subsidiaries. Effective July 1, 2021, CSX acquired Quality Carriers, the largest provider of bulk liquid chemicals truck transportation in North America. For further details, refer to Note 17, Business Combinations. CSX Intermodal Terminals owns and operates a system of intermodal terminals, predominantly in the eastern United States, and also provides drayage services (the pickup and delivery of intermodal shipments) for certain customers. TDSI serves the automotive industry with distribution centers and storage locations. Transflo connects non-rail served customers to the many benefits of rail by transferring products from rail to trucks. The biggest Transflo markets are chemicals and agriculture, which include shipments of plastics and ethanol. CSX Technology and other subsidiaries provide support services for the Company.

CSX 2022 Form 10-K p.53

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 1.  Nature of Operations and Significant Accounting Policies, continued

Lines of Business
During 2022, the Company's services generated $14.9 billion of revenue and served four primary lines of business: merchandise, intermodal, coal and trucking.

•The merchandise business shipped 2.6 million carloads (41% of volume) and generated $8.2 billion in revenue (55% of revenue) in 2022. The Company’s merchandise business is comprised of shipments in the following diverse markets: chemicals, agricultural and food products, minerals, automotive, forest products, metals and equipment, and fertilizers.
•The intermodal business shipped 3.0 million units (48% of volume) and generated $2.3 billion in revenue (16% of revenue) in 2022. The intermodal business combines the superior economics of rail transportation with the flexibility of trucks and offers a cost and environmental advantage over long-haul trucking. Through a network of approximately 30 terminals, the intermodal business serves all major markets east of the Mississippi River and transports mainly manufactured consumer goods in containers, providing customers with truck-like service for longer shipments.
•The coal business shipped 697 thousand carloads (11% of volume) and generated $2.4 billion in revenue (16% of revenue) in 2022. The Company transports domestic coal, coke and iron ore to electricity-generating power plants, steel manufacturers and industrial plants as well as export coal to deep-water port facilities. Most of the export coal the Company transports is used for steelmaking, while the majority of domestic coal the Company ships is used for electricity generation.
•The trucking business generated $966 million, or 7%, of revenue in 2022. Trucking revenue includes revenue from the operations of Quality Carriers, which was acquired by CSX effective July 1, 2021.

Other revenue accounted for 6% of the Company’s total revenue in 2022. This category includes revenue from regional subsidiary railroads and incidental charges, including intermodal storage and equipment usage, demurrage and switching. Revenue from regional subsidiary railroads includes shipments by railroads that the Company does not directly operate. Intermodal storage represents charges for customer storage of containers at an intermodal terminal, ramp facility or offsite location beyond a specified period of time. Demurrage represents charges assessed when freight cars are held by a customer beyond a specified period of time. Switching represents charges assessed when a railroad switches cars for a customer or another railroad.

The Company has two operating segments: rail and trucking. Although the Company provides a breakdown of revenue by line of business, the overall financial and operational performance of the railroad is analyzed as one operating segment due to the integrated nature of the rail network. As the trucking segment is not material for separate disclosure, the results of all operations are included in one reportable segment.

Employees
The Company's number of employees was more than 22,500 as of December 2022, which includes approximately 17,100 union employees. Most of the Company’s employees provide or support transportation services.

CSX 2022 Form 10-K p.54

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 1.  Nature of Operations and Significant Accounting Policies, continued

Basis of Presentation
In the opinion of management, the accompanying consolidated financial statements contain all normal, recurring adjustments necessary to fairly present the financial position of CSX and its subsidiaries at December 31, 2022 and December 31, 2021, and the consolidated statements of income, comprehensive income, cash flows and changes in shareholders’ equity for the years ended 2022, 2021 and 2020. Where applicable, prior year information has been reclassified to conform to current presentation. In addition, management has evaluated and disclosed all material events occurring subsequent to the date of the financial statements up to the date this annual report is filed on Form 10-K.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that management make estimates in reporting the amounts of certain assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of certain revenues and expenses during the reporting period. Actual results may differ from those estimates. Critical accounting estimates using management judgment are made for the following areas:
•personal injury and environmental reserves (see Note 5, Casualty, Environmental and Other Reserves);
•pension plan accounting (see Note 9, Employee Benefit Plans);
•depreciation policies for assets under the group-life method (see Note 6, Properties); and
•goodwill and other intangible assets (see Note 17, Business Combinations and Note 18, Goodwill and Other Intangibles).

Fiscal Year
The Company's fiscal periods are based upon the calendar year. Except as otherwise specified, references to full years indicate CSX’s fiscal years ended on December 31, 2022, December 31, 2021, and December 31, 2020.

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

CSX 2022 Form 10-K p.55

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

New Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. As the London Interbank Offered Rate ("LIBOR") will no longer be available beginning July 2023, this standard update provides practical expedients for contract modifications made as part of the transition from LIBOR to alternative reference rates. The guidance was effective upon issuance and practical expedients can generally be applied through the extended period ending December 31, 2024. CSX's revolving line of credit currently uses LIBOR as a reference rate. As of December 31, 2022, the Company has not applied the practical expedient to any contracts.

In November 2021, the FASB issued ASU 2021-10, Disclosure by Business Entities about Government Assistance. This standard update requires annual disclosure of the nature of any government assistance received, accounting policies related to such assistance and the effect of that assistance on the entity’s financial statements. The Company adopted this guidance effective year end 2022 and the standard update did not impact the Company's results of operations or financial position as the update only impacts disclosures. See Note 6, Properties.

CSX 2022 Form 10-K p.56

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 2.  Earnings Per Share

The following table sets forth the computation of basic earnings per share and earnings per share, assuming dilution:

	Years Ended
	2022	2021	2020
Numerator (Dollars in Millions):
Net Earnings	$4,166	$3,781	$2,765
Dividend Equivalents on Restricted Stock	—	—	—
Net Earnings, Attributable to Common Shareholders	$4,166	$3,781	$2,765

Denominator (Units in Millions):
Average Common Shares Outstanding	2,136	2,250	2,300
Other Potentially Dilutive Common Shares	5	5	5
Average Common Shares Outstanding, Assuming Dilution	2,141	2,255	2,305

Net Earnings Per Share, Basic	$1.95	$1.68	$1.20
Net Earnings Per Share, Assuming Dilution	$1.95	$1.68	$1.20

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

	Years Ended
	2022	2021	2020
Antidilutive Stock Options Excluded from Diluted EPS (in millions)	3	2	6

Share Repurchase Programs
During July 2022, the share repurchase program announced in October 2020 was completed and the Company began repurchasing shares under the $5 billion share repurchase program approved on July 19, 2022. Total repurchase authority remaining was $3.3 billion as of December 31, 2022. Previously, shares were repurchased under a program announced in January 2019 that was completed in June 2021.
CSX 2022 Form 10-K p.57

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

Share Repurchase Activity
During 2022, 2021 and 2020, CSX repurchased the following shares:

	Years Ended
	2022	2021	2020
Shares Repurchased (Units in Millions)	151	90	38
Cost of Shares (Dollars in Millions)	$4,731	$2,886	$867
Average Price Paid per Share	$31.25	$31.91	$22.90

Structured Share Repurchases
Periodically, CSX enters into structured agreements for the repurchase of CSX shares. Upon execution of each agreement, the Company pays a fixed amount of cash in exchange for the right to receive either CSX stock or a predetermined amount of cash, including a premium. Shares acquired through these structured share repurchase agreements were recorded in common stock and retained earnings and are included in the share repurchases table above. There were no repurchases under a structured agreement in 2022.

As a result of entering into and settling structured share repurchase agreements, the Company paid a net total of approximately $378 million and received approximately 12 million shares during the year ended 2021. Premiums received were not material.

In December 2020, the Company completed a structured share repurchase. Under this agreement, the Company paid a total of $100 million and received approximately 3.3 million shares.

Dividend Increase
On February 14, 2023, the Company's Board of Directors authorized a 10% increase in the quarterly cash dividend to $0.11 per common share effective March 2023.
CSX 2022 Form 10-K p.58

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 3. Shareholders’ Equity

Common and preferred stock consists of the following:

Common Stock, $1 Par Value	December 2022
(Units in Millions)
Common Shares Authorized	5,400
Common Shares Issued and Outstanding	2,066

Preferred Stock
Preferred Shares Authorized	25
Preferred Shares Issued and Outstanding	—

Holders of common stock are entitled to one vote on all matters requiring a vote for each share held. Preferred stock is senior to common stock with respect to dividends and upon liquidation of CSX.

Common Stock Split
On June 4, 2021, CSX announced a three-for-one split of the Company’s common stock in the form of a stock dividend. Each shareholder of record on June 18, 2021, received two additional shares of common stock for each share held as of this record date. The new shares were distributed after close of trading on June 28, 2021. All prior period share and per share amounts, common stock, other capital, and retained earnings were retroactively adjusted to reflect the impact of the stock split. Proportional adjustments were also made to outstanding awards under the Company's stock-based compensation plans.

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

CSX 2022 Form 10-K p.59

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

	Years Ended
(Dollars in Millions)	2022	2021	2020
Share-Based Compensation Expense
Performance Units	$35	$71	$(3)
Stock Options	17	18	19
Restricted Stock Units and Awards	15	12	6
Employee Stock Purchase Plan	5	4	5
Stock Awards for Directors	2	2	2
Total Share-based Compensation Expense	$74	$107	$29
Income Tax Benefit	$17	$23	$19

Long-term Incentive Plans
The objective of the CSX Long-term Incentive Plans (“LTIP”) is to motivate and reward certain employees for achieving and exceeding certain financial goals. The 2022-2024, 2021-2023 and 2020-2022 LTIPs were adopted under the 2019 Stock and Incentive Award Plan. Grants were made in performance units, with each unit being equivalent to one share of CSX common stock, and payouts will be made in CSX common stock. The payout range for most participants will be between 0% and 200% of the target awards depending on Company performance against predetermined goals for each three-year cycle.

CSX 2022 Form 10-K p.60

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 4.  Stock Plans and Share-Based Compensation, continued

In 2022, 2021 and 2020, target performance units were granted to certain employees under three separate LTIP plans covering three-year cycles: the 2022-2024 ("2022-2024 LTIP"), the 2021-2023 ("2021-2023 LTIP") and the 2020-2022 ("2020-2022 LTIP") plans. Payouts of performance units for the plans will be based on the achievement of certain goals, in each case excluding non-recurring items as disclosed in the Company’s financial statements.

•For the 2022-2024 LTIP plan, the average annual operating income growth percentage and CSX Cash Earnings ("CCE"), in each case excluding non-recurring items as defined in the plan, will each comprise 50% of the payout and will be measured independently of the other. Participants will receive stock dividend equivalents declared over the performance period based on the number of performance units paid upon vesting. As defined under the plan, CCE is a cash-flow-based measure that incentivizes strategic investments earning more than the required return. CCE equals CSX’s gross cash earnings (after-tax EBITDA) minus the required return on gross operating assets.
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

The fair values of the performance units awarded during the years ended December 2022, 2021 and 2020 were calculated primarily using a Monte-Carlo simulation model with the following weighted-average assumptions:

	Years Ended
Weighted-Average Assumptions Used:	2022	2021	2020
Risk-free Interest Rate	2.3%	0.2%	1.4%
Annualized Volatility	33.0%	33.6%	24.5%
Expected Life (in years)	2.7	2.9	2.9

The risk-free interest rate assumptions reflect the U.S. Treasury yield curve in effect at the time of grant. The annualized volatility is based on observed historical volatility of daily stock returns for the three-year period preceding the grant date. The expected life is calculated using the remainder of the performance period.

CSX 2022 Form 10-K p.61

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 4.  Stock Plans and Share-Based Compensation, continued

Performance unit grant and vesting information is summarized as follows:

	Years Ended
	2022	2021	2020
Weighted-Average Fair Value of Units Granted	$33.89	$30.11	$25.39
Fair Value of Units Vested (in millions)	$24	$19	$18

The performance unit activity related to the outstanding long-term incentive plans and corresponding fair value is summarized as follows:

	Performance Units Outstanding (in Thousands)	Weighted-Average Fair Value at Grant Date
Unvested at December 31, 2021	1,576	$27.21
Granted	670	33.89
Forfeited	(33)	25.65
Vested	(959)	25.52
Unvested at December 31, 2022	1,254	$32.14

As of December 2022, there was $23 million of total unrecognized compensation cost related to performance units that is expected to be recognized over a weighted-average period of approximately two years.

Stock Options
    Stock options in 2022, 2021 and 2020 were primarily granted along with the corresponding LTIP plans. With these grants, an employee receives an award that provides the opportunity in the future to purchase CSX shares at the closing market price of the stock on the date the award is granted (the strike price). Options granted become exercisable in equal installments on the anniversary of the grant date over a vesting period (three-year graded). All options expire 10 years from the grant date if they are not exercised.

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

CSX 2022 Form 10-K p.62

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 4.  Stock Plans and Share-Based Compensation, continued

Assumptions and inputs used to estimate fair value of stock options are summarized as follows:

	Years Ended
	2022	2021	2020
Weighted-Average Fair Value of Units Granted	$10.12	$7.94	$6.31

Stock Options Valuation Assumptions:
Annual Dividend Yield	1.1%	1.2%	1.2%
Risk-free Interest Rate	2.0%	0.7%	1.4%
Annualized Volatility	30.1%	31.2%	26.1%
Expected Life (in years)	6.0	6.0	6.0
Other Pricing Model Inputs:
Weighted-average Grant-date Market Price of CSX Stock (Strike Price)	$35.12	$29.65	$26.53

The stock option activity is summarized as follows:

	Stock Options Outstanding (in Thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in Millions)
Outstanding at December 31, 2021	12,512	$22.42
Granted	1,726	35.12
Forfeited	(123)	30.19
Exercised	(715)	21.53
Outstanding at December 31, 2022	13,400	$24.03	6.6	$100
Exercisable at December 31, 2022	9,175	$20.85	5.8	$93

Unrecognized compensation expense related to stock options as of December 2022 was $15 million and is expected to be recognized over a weighted-average period of approximately two years. The Company issues new shares upon stock option exercises. Additional information on stock option exercises is summarized as follows:

	Years Ended
(Dollars in Millions)	2022	2021	2020
Intrinsic Value of Stock Options Exercised	$9	$32	$30
Cash Received from Option Exercises	$15	$31	$29

CSX 2022 Form 10-K p.63

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

	Years Ended
	2022	2021	2020
Weighted-Average Fair Value of Units Granted	$34.55	$29.84	$26.43
Fair Value of Units and Awards Vested (In Millions)	$5	$12	$8

The restricted stock activity related to the outstanding long-term incentive plans and other awards and corresponding fair value is summarized as follows:

	Restricted Stock Units and Awards Outstanding (in Thousands)	Weighted-Average Fair Value at Grant Date
Unvested at December 31, 2021	1,023	$27.53
Granted	801	34.55
Forfeited	(54)	29.85
Vested	(218)	23.33
Unvested at December 31, 2022	1,552	$31.68

As of December 2022, unrecognized compensation expense for these restricted stock units and awards was approximately $22 million, which will be expensed over a weighted-average remaining period of two years.

CSX 2022 Form 10-K p.64

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 4.  Stock Plans and Share-Based Compensation, continued

Stock Awards for Directors
CSX’s non-management directors receive a base annual retainer of $122,500 to be paid quarterly in cash, unless the director chooses to defer the retainer in the form of cash or CSX common stock. Additionally, non-management directors receive an annual grant of common stock in the amount of approximately $172,500 and the independent non-executive Chairman also receives an annual grant of common stock in the amount of approximately $250,000. These awards are evaluated periodically by the Board of Directors.

Employee Stock Purchase Plan
In May 2018, shareholders approved the 2018 CSX Employee Stock Purchase Plan (“ESPP”) for the benefit of Company employees. The Company registered 12 million shares of common stock that may be issued pursuant to this plan. Under the ESPP, employees may contribute between 1% and 10% of base compensation, after-tax, to purchase up to $25,000 of market value CSX common stock per year at 85% of the closing market price on either the grant date or the last day of the six-month offering period, whichever is lower. During 2022, 2021 and 2020, the Company issued the following shares under this program.

	Years Ended
	2022	2021	2020
Shares Issued (In Thousands)	726	730	726
Weighted Average Purchase Price Per Share	$25.93	$21.90	$20.13

CSX 2022 Form 10-K p.65

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 5.  Casualty, Environmental and Other Reserves

Activity related to casualty, environmental and other reserves is as follows:

	Casualty	Environmental	Other
(Dollars in Millions)	Reserves	Reserves	Reserves	Total
December 31, 2019	$187	$74	$44	$305
Charged to Expense	55	20	32	107
Payments	(46)	(18)	(34)	(98)
December 31, 2020	196	76	42	314
Assumed in Acquisition of Quality Carriers	—	29	33	62
Charged to Expense	55	26	49	130
Payments	(71)	(23)	(44)	(138)
December 31, 2021	180	108	80	368
Assumed in Acquisition of Pan Am	19	36	—	55
Charged to Expense	45	47	51	143
Payments	(50)	(30)	(50)	(130)
December 31, 2022	$194	$161	$81	$436

Personal injury and environmental reserves are considered critical accounting estimates due to the need for management judgment. In the table above, the impacts of changes in estimates are included in the charged to expense amount and were not material in 2022, 2021 or 2020. Casualty, environmental and other reserves are provided for in the consolidated balance sheets as shown in the table below.

	December 2022			December 2021
(Dollars in Millions)	Current	Long-term	Total	Current	Long-term	Total
Casualty:
Personal Injury	$40	$86	$126	$37	$81	$118
Occupational	10	58	68	7	55	62
Total Casualty	$50	$144	$194	$44	$136	$180
Environmental	53	108	161	37	71	108
Other	41	40	81	37	43	80
Total	$144	$292	$436	$118	$250	$368

CSX 2022 Form 10-K p.66

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

Casualty
Casualty reserves of $194 million and $180 million for 2022 and 2021, respectively, represent accruals for personal injury, occupational disease and occupational injury claims primarily related to railroad operations. Casualty reserves include liabilities assumed as a result of the Company's acquisition of Pan Am in 2022. Beginning June 1, 2021, the Company's self-insured retention amount for casualty claims increased from $75 million to $100 million per occurrence. Currently, no individual claim is expected to exceed the self-insured retention amount. Most of the Company's casualty claims relate to CSXT. In accordance with the Contingencies Topic in the ASC, to the extent the value of an individual claim exceeds the self-insured retention amount, the Company would present the liability on a gross basis with a corresponding receivable for insurance recoveries.

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

Personal Injury
Personal injury reserves represent liabilities for employee work-related and third-party injuries. Work-related injuries for CSXT employees are primarily subject to the Federal Employers' Liability Act ("FELA"). CSXT retains an independent actuary to assist management in assessing the value of personal injury claims. An analysis is performed by the actuary quarterly and is reviewed by management. The methodology used by the actuary includes a development factor to reflect growth or reduction in the value of these personal injury claims based largely on CSXT's historical claims and settlement experience. These analyses did not result in a material adjustment to the personal injury reserve in 2022, 2021 or 2020.

CSX 2022 Form 10-K p.67

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 5.  Casualty, Environmental and Other Reserves, continued

Occupational
Occupational reserves represent liabilities arising from allegations of exposure to certain materials in the workplace (such as solvents, soaps, chemicals and diesel fumes), past exposure to asbestos or allegations of chronic physical injuries resulting from work conditions (such as repetitive stress injuries). The Company retains an independent actuary to analyze the Company’s historical claims, settlement amounts, and dismissal rates to assist in determining future anticipated claim filing rates and average settlement values. This analysis is performed by the actuary and reviewed by management quarterly. There were no material adjustments to the occupational reserve in 2022, 2021 or 2020.

Environmental
Environmental reserves were $161 million and $108 million for 2022 and 2021, respectively. Environmental reserves include liabilities assumed as a result of the Company's acquisition of Pan Am in 2022 and Quality Carriers in 2021. The Company is a party to various proceedings related to environmental issues, including administrative and judicial proceedings involving private parties and regulatory agencies. The Company has been identified as a potentially responsible party at approximately 240 environmentally impaired sites. Many of these are, or may be, subject to remedial action under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), also known as the Superfund Law, or similar state statutes. Most of these proceedings arose from environmental conditions on properties used for ongoing or discontinued railroad operations. A number of these proceedings, however, are based on allegations that the Company, or its predecessors, sent hazardous substances to facilities owned or operated by others for treatment, recycling or disposal. In addition, some of the Company’s land holdings were leased to others for commercial or industrial uses that may have resulted in releases of hazardous substances or other regulated materials onto the property and could give rise to proceedings against the Company.

In any such proceedings, the Company is subject to environmental clean-up and enforcement actions under the Superfund Law, as well as similar state laws that may impose joint and several liability for clean-up and enforcement costs on current and former owners and operators of a site without regard to fault or the legality of the original conduct. These costs could be substantial.

CSX 2022 Form 10-K p.68

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

Other
Other reserves were $81 million and $80 million for 2022 and 2021, respectively. These reserves include liabilities assumed as a result of the Company's acquisition of Pan Am in 2022 and Quality Carriers in 2021. Other reserves include liabilities for various claims, such as automobile, property, general liability, workers' compensation and longshoremen disability claims.

CSX 2022 Form 10-K p.69

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 6.  Properties

Details of the Company’s net properties are as follows:

(Dollars in Millions)		Accumulated	Net Book	Annual Depreciation	Estimated Useful Life	Depreciation
December 2022	Cost	Depreciation	Value	Rate	( Avg. Years)	Method
Road
Rail and Other Track Material	$8,660	$(1,405)	$7,255	2.5%	41	Group Life
Ties	6,763	(2,010)	4,753	3.5%	28	Group Life
Grading	2,741	(637)	2,104	1.3%	75	Group Life
Ballast	3,383	(1,130)	2,253	2.6%	38	Group Life
Bridges, Trestles, and Culverts	2,989	(454)	2,535	1.7%	60	Group Life
Signals and Interlockers	3,299	(1,210)	2,089	4.1%	24	Group Life
Buildings	1,416	(558)	858	2.5%	40	Group Life/ Straight Line (a)
Other	5,541	(2,323)	3,218	4.1%	25	Group Life/ Straight Line (a)
Total Road	34,792	(9,727)	25,065
Equipment
Locomotive	4,848	(1,856)	2,992	3.8%	26	Group Life
Freight Cars	2,316	(369)	1,947	3.1%	32	Group Life
Work Equipment and Other	3,132	(1,911)	1,221	8.9%	11	Group Life/ Straight Line (a)
Total Equipment	10,296	(4,136)	6,160
Land	2,272	—	2,272	N/A	N/A	N/A
Construction In Progress	745	—	745	N/A	N/A	N/A
Total Properties	$48,105	$(13,863)	$34,242
(a) For depreciation method, certain asset categories contain intermodal terminals, trucking or technology-related assets, which are depreciated using the straight-line method.

CSX 2022 Form 10-K p.70

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 6.  Properties, continued

(Dollars in Millions)		Accumulated	Net Book	Annual Depreciation	Estimated Useful Life	Depreciation
December 2021	Cost	Depreciation	Value	Rate	(Avg. Years)	Method
Road
Rail and Other Track Material	$8,761	$(1,835)	$6,926	2.5%	41	Group Life
Ties	6,522	(1,923)	4,599	3.5%	28	Group Life
Grading	2,751	(624)	2,127	1.3%	75	Group Life
Ballast	3,289	(1,094)	2,195	2.6%	38	Group Life
Bridges, Trestles, and Culverts	2,794	(411)	2,383	1.7%	60	Group Life
Signals and Interlockers	3,266	(1,086)	2,180	4.1%	24	Group Life
Buildings	1,388	(514)	874	2.5%	40	Group Life/ Straight Line (a)
Other	5,305	(2,207)	3,098	4.1%	25	Group Life/ Straight Line (a)
Total Road	34,076	(9,694)	24,382
Equipment
Locomotive	4,912	(1,732)	3,180	3.6%	27	Group Life
Freight Cars	2,322	(358)	1,964	2.9%	35	Group Life
Work Equipment and Other	2,891	(1,706)	1,185	8.2%	12	Group Life/ Straight Line (a)
Total Equipment	10,125	(3,796)	6,329
Land	1,885	—	1,885	N/A	N/A	N/A
Construction In Progress	419	—	419	N/A	N/A	N/A
Total Properties	$46,505	$(13,490)	$33,015
(a) For depreciation method, certain asset categories contain intermodal terminals or technology-related assets, which are depreciated using the straight-line method.

CSX 2022 Form 10-K p.71

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

CSX 2022 Form 10-K p.72

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 6.  Properties, continued

Depreciation Method
The depreciable assets of the Company are depreciated using either the group-life or straight-line method of accounting, which are both acceptable depreciation methods in accordance with GAAP. The Company depreciates its railroad assets, including main-line track, locomotives and freight cars, using the group-life method. Assets depreciated under the group-life method comprise 84% of total fixed assets of $48.1 billion on a gross basis as of December 2022. The remaining depreciable assets of the Company, including non-railroad assets and assets under finance leases, are depreciated using the straight-line method on a per asset basis. Land is not depreciated.

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

Depreciation Studies
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

The Company completed a depreciation study for its road and track assets in 2020 and for equipment assets in 2022, both of which resulted in changes to accumulated depreciation, service lives, salvage values, and other related factors for certain assets. The 2022 equipment study resulted in an expected increase in annual depreciation expense of approximately $80 million primarily due to deferred losses on assets depreciated using the group-life method. Recent experience with depreciation studies has resulted in changes to accumulated depreciation and depreciation rates that did not materially affect the Company's depreciation expense of $1.4 billion in both 2021 and 2020.

CSX 2022 Form 10-K p.73

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

For sales or retirements of assets depreciated under the group-life method that do not occur in the ordinary course of business, a gain or loss may be recognized if the sale or retirement meets each of the following three criteria: (i) it is unusual, (ii) it is material in amount, and (iii) it varies significantly from the retirement profile identified through our depreciation studies. No material gains or losses were recognized on the sale of assets depreciated using the group-life method in 2022, 2021 or 2020, as no sales met the criteria described above.

Land and Straight-line Assets Sales and Retirements
When the Company sells or retires land, land-related easements or assets depreciated under the straight-line method, a gain or loss is recognized in purchased services and other on the consolidated statements of income. Primarily as a result of its initiative to monetize non-core properties, the Company recognized gains on the sale of properties of $238 million, $454 million and $35 million in 2022, 2021 and 2020, respectively.

Sale of Property Rights to the Commonwealth of Virginia
On March 26, 2021, the Company entered into a comprehensive agreement to sell certain property rights in three CSX-owned line segments to the Commonwealth of Virginia (“Commonwealth”) over three phases for a total of $525 million. The timing and amount of gains recognized were based on the allocation of fair value to each conveyance, the timing of future conveyances and collectability. In April 2021, upon closing of the first phase of the agreement, the Company collected $200 million in proceeds and recognized a $349 million gain. In fourth quarter 2021, the Company collected additional proceeds of $200 million, a portion of which was attributable to the first phase with the remainder attributable to the second phase. The second phase closed in January 2022, which resulted in a $20 million gain in first quarter 2022. During June 2022, the Commonwealth approved the remaining proceeds, which resulted in a $122 million gain in second quarter 2022 related to property rights previously conveyed. Those remaining proceeds of $125 million were collected during fourth quarter 2022 upon closing of the third phase, resulting in a $2 million gain. Over the course of this transaction, which is now complete, total proceeds of $525 million have been collected and total gains of $493 million have been recognized.

CSX 2022 Form 10-K p.74

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 6.  Properties, continued

Gains and proceeds in 2022 and 2021 related to this transaction are summarized in the following table.

	Years Ended
(Dollars in Millions)	2022	2021
Gains	$144	$349
Proceeds	125	400

Impairment Review
Properties and other long-lived assets are reviewed for impairment whenever events or business conditions indicate the carrying amount of such assets may not be fully recoverable. Initial assessments of recoverability are based on estimates of undiscounted future net cash flows associated with an asset or a group of assets in accordance with the Property, Plant, and Equipment Topic in the ASC. Where impairment is indicated, the assets are evaluated and their carrying amount is reduced to fair value based on discounted net cash flows or other estimates of fair value. Impairment expense of $4 million in 2022, $2 million in 2021 and $8 million in 2020 was primarily due to the discontinuation of certain in-progress projects. Impairment expense is recorded in purchased services and other expense on the consolidated income statement.

Government Assistance
The Company is a party to contracts with recipients and subrecipients of awards from federal, state and local governmental agencies. These contracts meet the disclosure requirements under ASU 2021-10, Disclosure by Business Entities about Government Assistance, which the Company adopted effective year end 2022. These awards are typically in the form of cash for purposes of making improvements to the rail network as part of public safety, corridor expansion or economic revitalization initiatives. The awarding agency generally specifies how the awards are to be spent by the recipients and may include limited conditions requiring return of the assistance.

Government funding received or receivable related to a property asset is netted with the cost of the asset in properties on the consolidated balance sheet, and the net asset is subject to depreciation. Any amounts owed by the government entity are recorded within accounts receivable until reimbursed. For the years ended December 31, 2022, and December 31, 2021, the total amounts received under contracts with government entities to improve the rail network was $49 million and $66 million, respectively. Non-freight accounts receivable related to these government projects was $34 million and $7 million as of December 31, 2022, and 2021, respectively.

CSX 2022 Form 10-K p.75

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

The Company has various lease agreements with other parties with terms up to 50 years. Non-cancelable, long-term leases may include provisions for maintenance, options to purchase and options to extend the terms. These options are included in the lease term when it is reasonably certain that the option will be exercised. Lease expense for operating leases, including leases with escalations over their terms, is recognized on a straight-line basis over the lease term. Variable lease expense is recognized in the period in which the obligation for those payments is incurred. Lease expense is included in equipment and other rents on the consolidated income statements and is reported net of lease income. Lease income was not material to the results of operations for 2022, 2021 or 2020.
CSX 2022 Form 10-K p.76

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 7. Leases, continued

CSX has a significant operating lease with the State of Georgia for approximately 137 miles of right-of-way with integral equipment for a term of 50 years with an annual 2.5% increase. The following table presents information about the amount, timing and uncertainty of cash flows arising from all of the Company’s operating leases as of December 31, 2022.

(Dollars in Millions)	December 2022
Maturity of Lease Liabilities	Lease Payments
2023	$71
2024	62
2025	55
2026	41
2027	35
Thereafter	1,122
Total Undiscounted Operating Lease Payments	$1,386
Less: Imputed Interest	(829)
Present Value of Operating Lease Liabilities	$557

(Dollars in Millions)	2022	2021
Balance Sheet Classification
Right of Use Asset	$505	$501

Current Lease Liabilities (Included in Other Current Liabilities)	$69	$64
Long-term Lease Liabilities	488	478
Total Operating Lease Liabilities	$557	$542

Other Information
Weighted-average Remaining Lease Term for Operating Leases	31 years	32 years
Weighted-average Discount Rate for Operating Leases	5.0%	4.9%

Cash Flows
As of December 2022 and 2021, the Company's right-of-use asset was valued at $505 million and $501 million, respectively. In 2022, right-of-use assets of $74 million were recognized as non-cash asset additions due to new operating lease liabilities. In 2021, right-of-use assets of $88 million were recognized as non-cash asset additions that resulted from the inclusion of Quality Carriers’ leases and new operating lease liabilities. Cash paid for amounts included in the present value of operating lease liabilities was $76 million and $60 million during the years ended 2022 and 2021, respectively, and is included in operating cash flows.

CSX 2022 Form 10-K p.77

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 7. Leases, continued

Operating Lease Costs
These costs are primarily related to long-term operating leases, but also include immaterial amounts for variable leases and short-term leases with terms greater than 30 days. These amounts are shown in the table below.

	Years Ended
(Dollars in Millions)	2022	2021	2020
Rent Expense on Operating Leases	$109	$89	$82

Finance Leases
Finance leases are included in properties - net and long-term debt on the consolidated balance sheets and were not material as of December 2022 or December 2021. The associated amortization expense and interest expense are included in depreciation and interest expense, respectively, on the consolidated income statements and were not material to the results of operations for 2022, 2021 or 2020.

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

The following table summarizes the number of locomotives covered and CSXT’s payments, including prepayments, under the long-term maintenance program.

	Years Ended
(Dollars in Millions)	2022	2021	2020
Amounts Paid	$128	$99	$158
Number of Locomotives	1,871	1,863	1,874

CSX 2022 Form 10-K p.78

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

(Dollars in Millions)	Locomotive Maintenance & Rebuild Payments	Other Commitments	Total
2023	$220	$110	$330
2024	308	39	347
2025	328	40	368
2026	241	15	256
2027	329	17	346
Thereafter	1,519	68	1,587
Total	$2,945	$289	$3,234

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

CSX 2022 Form 10-K p.79

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 8.  Commitments and Contingencies, continued

The Company is able to estimate a range of possible loss for certain legal proceedings for which a loss is reasonably possible in excess of reserves established. The Company has estimated this range to be $3 million to $21 million in aggregate as of December 31, 2022. This estimated aggregate range is based upon currently available information and is subject to significant judgment and a variety of assumptions. Accordingly, the Company's estimate will change from time to time, and actual losses may vary significantly from the current estimate.

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

CSX 2022 Form 10-K p.80

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
CSX 2022 Form 10-K p.81

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 9.  Employee Benefit Plans

The Company sponsors defined benefit pension plans principally for salaried, management personnel. For employees hired prior to 2003, the plans provide eligible employees with retirement benefits based predominantly on years of service and compensation rates near retirement. For employees hired between 2003 and 2019, benefits are determined based on a cash balance formula, which provides benefits by utilizing interest and pay credits based upon age, service and compensation. The CSX Pension Plan, the largest plan based on benefit obligation, was closed to new participants beginning in 2020.

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

As of
Pension Plan Participants:	January 1, 2022
Active Employees	2,767
Retirees and Beneficiaries	11,460
Other(a)	3,586
Total	17,813
(a) The Other category consists mostly of terminated but vested former employees.

CSX 2022 Form 10-K p.82

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

Cash Flows
Plan assets are amounts that have been segregated and restricted to provide qualified pension plan benefits and include amounts contributed by the Company and amounts earned from invested contributions, net of benefits paid. Qualified pension plan obligations are funded in accordance with regulatory requirements and with an objective of meeting or exceeding minimum funding requirements necessary to avoid restrictions on flexibility of plan operation and benefit payments. The Company funds the cost of nonqualified pension benefits on a pay-as-you-go basis. No qualified pension plan contributions were made during 2022, 2021 and 2020. No contributions to the Company's qualified pension plans are expected in 2023.

    Future expected benefit payments are as follows:

Expected Cash Flows (Dollars in Millions):	Pension Benefits
2023	$193
2024	188
2025	185
2026	183
2027	181
2028-2032	879
Total	$1,809

Plan Assets
The Company outsources investment management related to pension plan assets. The CSX Investment Committee (the “Investment Committee”), whose members are selected by the Executive Vice President and Chief Financial Officer, is responsible for setting policy and oversight of investment management. The Investment Committee and investment manager utilize an investment asset allocation strategy that is monitored on an ongoing basis and updated periodically in consideration of plan or employee changes, or changing market conditions. Periodic studies provide an extensive modeling of asset investment return in conjunction with projected plan liabilities and seek to evaluate how to maximize return within the constraints of acceptable risk.

CSX 2022 Form 10-K p.83

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

	December 2022		December 2021
		Percent of		Percent of
(Dollars in Millions)	Amount	Total Assets	Amount	Total Assets
Equity	$1,249	54%	$1,559	52%
Fixed Income	144	6	204	7
Cash and Cash Equivalents	41	2	49	1
Growth-Oriented	$1,434	62%	$1,812	60%
Fixed Income	777	33	1,145	38
Cash and Cash Equivalents	116	5	59	2
Immunizing	$893	38%	$1,204	40%
Total	$2,327	100%	$3,016	100%

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
CSX 2022 Form 10-K p.84

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 9.  Employee Benefit Plans, continued

Benefit Obligation, Plan Assets and Funded Status
Changes in benefit obligation and the fair value of plan assets for the 2022 and 2021 plan years are as follows:

	Pension Benefits
	Plan Year	Plan Year
(Dollars in Millions)	2022	2021
Actuarial Present Value of Benefit Obligation
Accumulated Benefit Obligation	$2,285	$2,909
Projected Benefit Obligation	2,368	3,022

Change in Projected Benefit Obligation:
Projected Benefit Obligation at Beginning of Plan Year	$3,022	$3,257
Service Cost (a)	36	45
Interest Cost	64	55
Actuarial Gain	(570)	(142)
Benefits Paid	(184)	(193)
Benefit Obligation at End of Plan Year	$2,368	$3,022

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Plan Year	$3,016	$3,000
Actual (Loss) Return on Plan Assets	(523)	187
Non-qualified Employer Contributions	18	22
Benefits Paid	(184)	(193)
Fair Value of Plan Assets at End of Plan Year	$2,327	$3,016
Funded Status at End of Plan Year	$(41)	$(6)
(a)Service cost for 2022 and 2021 includes capitalized service costs of $4 million each year.

In 2022, the $570 million net actuarial gain for pension benefits was driven by a 224 basis point increase in the weighted average discount rate. The $142 million net actuarial gain for pension benefits in 2021 was driven by a 35 basis points increase in the weighted average discount rate.

CSX 2022 Form 10-K p.85

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
In accordance with Compensation-Retirement Benefits Topic in the ASC, an employer must recognize the funded status of a pension plan by recording a liability (underfunded plan) or asset (overfunded plan) for the difference between the projected benefit obligation and the fair value of plan assets at the plan measurement date. Amounts related to pension benefits recorded in other long-term assets, labor and fringe benefits payable and other long-term liabilities on the balance sheet are as follows:

	Pension Benefits
	December	December
(Dollars in Millions)	2022	2021
Amounts Recorded in Consolidated
Balance Sheets:
Long-term Assets	$164	$255
Current Liabilities	(17)	(17)
Long-term Liabilities	(188)	(244)
Net Amount Recognized in Consolidated Balance Sheets	$(41)	$(6)

Long-term assets as of December 2022 and 2021 in the preceding table relate to qualified pension plans where assets exceed projected benefit obligations. Current and long-term liabilities relate to plans where projected benefits obligations exceed assets. The following table shows the value of plan assets for only those plans with a net liability status.

	Aggregate
(Dollars in Millions)	Fair Value	Aggregate
Benefit Obligations in Excess of Plan Assets	of Plan Assets	Benefit Obligation
Projected Benefit Obligation	$—	$(205)
Accumulated Benefit Obligation	—	(195)
CSX 2022 Form 10-K p.86

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

	Pension Benefits Years Ended
(Dollars in Millions)	2022	2021	2020
Service Cost Included in Labor and Fringe	$32	$41	$43

Interest Cost	64	55	82
Expected Return on Plan Assets	(188)	(186)	(176)
Amortization of Net Loss	50	73	54
Total Income Included in Other Income - Net	$(74)	$(58)	$(40)
Net Periodic Benefit (Credit)/Cost	$(42)	$(17)	$3
Settlement Loss (Gain)	1	—	(1)
Total Periodic Benefit (Credit)/Cost	$(41)	$(17)	$2

Pension Adjustments
The following table shows the pre-tax change in other comprehensive loss (income) attributable to certain components of net benefit expense and the change in benefit obligation for CSX for pension benefits.

(Dollars in Millions)	Pension Benefits
Components of Other Comprehensive	Years Ended
Loss (Income)	2022	2021
Recognized in the Balance Sheet
Losses (Gains)	$141	$(143)
Expense Recognized in the Income Statement
Amortization of Net Losses	$50	$73
Settlement Loss	1	—

As of December 2022, the balance to be amortized related to the Company's pension obligations is a pre-tax loss of $727 million. This amount is included in accumulated other comprehensive loss, a component of shareholders’ equity.

CSX 2022 Form 10-K p.87

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

The Company measures the service cost and interest cost components of the net pension benefits expense by using individual spot rates matched with separate cash flows for each future year. The weighted averages of assumptions used by the Company to value its pension obligations were as follows:

	Pension Benefits
	2022	2021
Expected Long-term Return on Plan Assets:
Benefit Cost for Current Plan Year	6.75%	6.75%
Benefit Cost for Subsequent Plan Year	6.75%	6.75%

Discount Rates:
Benefit Cost for Plan Year
Service Cost for Plan Year	2.98%	2.69%
Interest Cost for Plan Year	2.18%	1.70%
Benefit Obligation at End of Plan Year	5.02%	2.78%

Salary Scale Inflation	4.80%	4.60%
Cash Balance Plan Interest Credit Rate	3.75%	3.75%
CSX 2022 Form 10-K p.88

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 9.  Employee Benefit Plans, continued

Post-retirement Medical Plan
In addition to these plans, the Company sponsors a post-retirement medical plan and a life insurance plan that provide certain benefits to full-time, salaried, management employees hired prior to 2003 upon their retirement if certain eligibility requirements are met. The accumulated post-retirement benefit obligation related to this plan was $61 million and $81 million, respectively, as of December 31, 2022 and 2021. Through 2032, total future expected benefit payments related to this plan were $55 million. Expenses in 2022, 2021 and 2020 related to this plan were not material.

Other Plans
Under collective bargaining agreements, the Company participates in a multi-employer benefit plan, which provides certain post-retirement health care and life insurance benefits to eligible contract employees. Premiums under this plan are expensed as incurred and amounted to $13 million, $21 million and $20 million in 2022, 2021 and 2020, respectively.

The Company maintains savings plans for virtually all full-time salaried employees and certain employees covered by collective bargaining agreements. Expense associated with these plans was $28 million, $29 million and $39 million for 2022, 2021 and 2020, respectively, and is included in labor and fringe expense on the consolidated income statement.

Under the terms of collective bargaining agreements that cover union-represented employees, Quality Carriers contributes to three multi-employer pension plans. These plans provide defined benefits to retired participants. All three of these pension plans are in Pension Protection Act zone “red”, meaning they are at least 65% underfunded. Formal rehabilitation plans have been adopted. As of December 31, 2022, based on information provided to the Company from the administrators of these plans, Quality Carriers’ portion of the contingent liability in the case of a full withdrawal or termination from these plans is approximately $336 million, of which $328 million relates to the Central States Southeast and Southwest Areas Pension Plan. The Company has withdrawn from one of the plans, resulting in an immaterial withdrawal liability, but does not currently intend to withdraw from the remaining multi-employer pension plans. Required monthly contributions to these plans are not material.

CSX 2022 Form 10-K p.89

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 10.  Debt and Credit Agreements

Debt at December 2022 and December 2021 is shown in the table below. For information regarding the fair value of debt, see Note 13, Fair Value Measurements.

	Maturity at December	Average Interest Rates at December	December	December
(Dollars in Millions)	2022	2022	2022	2021
Notes	2023-2068	4.2%	$17,877	$16,166
Equipment Obligations(a)	2023-2027	6.2%	141	153
Finance Leases	2023-2032	6.0%	29	47
Subtotal Long-term Debt (Including Current Portion)			$18,047	$16,366
Less Debt Due within One Year			(151)	(181)
Long-term Debt (Excluding Current Portion)			$17,896	$16,185
(a) Equipment obligations are secured by an interest in certain railroad equipment.

Debt Issuance & Early Redemption of Long-term Debt
On July 28, 2022, CSX issued $950 million aggregate principal amount of 4.100% notes due 2032, $900 million aggregate principal amount of 4.500% notes due 2052 and $150 million aggregate principal amount of 4.650% notes due 2068. The 2068 notes are a reopening of existing notes originally issued in February 2018. These notes are included in the consolidated balance sheets under long-term debt and may be redeemed by the Company at any time, subject to payment of certain make-whole premiums.

In July 2021, finance lease obligations and debt totaling $68 million were assumed related to the Company's acquisition of Quality Carriers on July 1, 2021. No debt was issued in 2021.

On December 1, 2020, CSX issued $500 million of 2.50% notes due 2051. On December 30, 2020, the proceeds of the offering were used to fully redeem CSX’s outstanding $500 million of 3.70% notes that otherwise would have matured on November 1, 2023. These notes are included in the consolidated balance sheets under long-term debt and may be redeemed by the Company at any time, subject to payment of certain make-whole premiums.

The net proceeds from debt issuances will be used for general corporate purposes, which may include debt repayments, repurchases of CSX’s common stock, capital investment and working capital requirements. For more information regarding a non-cash debt transaction with a related party, see Note 15, Investment in Affiliates and Related-Party Transactions.

CSX 2022 Form 10-K p.90

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 10.  Debt and Credit Agreements, continued

Long-term Debt Maturities (Net of Discounts, Premiums and Issuance Costs)

(Dollars in millions)	Maturities at
Years Ending	December 2022
2023	$151
2024	558
2025	606
2026	704
2027	998
Thereafter	15,030
Total Long-term Debt Maturities, including current portion	$18,047

Interest Rate Derivatives
Fair Value Hedges
In first quarter 2022, CSX entered into five separate fixed-to-floating interest rate swaps classified as fair value hedges. The swaps are designed to hedge 10 years of interest rate risk associated with market fluctuations attributable to the Secured Overnight Financing Rate on a cumulative $800 million of fixed rate outstanding notes which are due between 2036 and 2040. As of December 31, 2022, the cumulative fair value of these swaps was a $118 million liability, which is included in other long-term liabilities on the consolidated balance sheet. The associated cumulative adjustment to the hedged notes is included in long-term debt. Gains and losses resulting from changes in fair value of the interest rate swaps offset changes in the fair value of the hedged portion of the underlying debt with no gain or loss recognized due to hedge ineffectiveness. The difference in the net fixed-to-float interest settlement on the derivatives is recognized in interest expense and was not material for the year ending at December 31, 2022. The swaps will expire in 2032. If settled early, the remaining cumulative fair value adjustment to the hedged notes will be amortized over the remaining life of the associated notes. The amounts recorded in long-term debt on the consolidated balance sheet related to these fair value hedges is summarized in the table below.

(Dollars in Millions)	December 31, 2022
Notional Value of Hedged Notes	$800
Cumulative Fair Value Adjustment to Hedged Notes	(118)
Carrying Amount of Hedged Notes	$682

CSX 2022 Form 10-K p.91

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 10.  Debt and Credit Agreements, continued

Cash Flow Hedges
In 2020, the Company executed forward starting interest rate swaps, classified as cash flow hedges, with aggregate notional value of $500 million. These swaps were effected to hedge the benchmark interest rate associated with future interest payments related to the anticipated refinancing of $850 million of 3.25% notes due in 2027. In accordance with the Derivatives and Hedging Topic in the ASC, the Company has designated these swaps as cash flow hedges. As of December 31, 2022 and 2021, the asset value of the forward starting interest rate swaps was $127 million and $91 million, respectively, and was recorded in other long-term assets on the consolidated balance sheet.

Unrealized gains or losses associated with changes in the fair value of the hedge are recorded net of tax in accumulated other comprehensive income (“AOCI”) on the consolidated balance sheet. In fourth quarter 2022, CSX settled a portion equal to $160 million notional value of the aggregate $500 million cash flow hedges, which resulted in CSX receiving a cash payment of $52 million included in other operating activities on the consolidated cash flow statement. The gain associated with the settled portion of the hedges will continue to be classified in AOCI until the associated debt instrument is issued in the future. Unless settled early, the remainder of the swaps will expire in 2027 and the unrealized gain or loss in AOCI will be recognized in earnings as an adjustment to interest expense over the same period during which the hedged transaction affects earnings. Unrealized gains, recorded net of tax in other comprehensive income, related to the hedges were $80 million, $8 million and $62 million for the years ended December 31, 2022, 2021 and 2020, respectively.

See Note 13, Fair Value Measurements, and Note 16, Other Comprehensive Income (Loss), for other information about the Company's hedges.

Credit Facilities
CSX has a $1.2 billion unsecured, revolving credit facility backed by a diverse syndicate of banks. This facility allows same-day borrowings at floating interest rates, based on LIBOR or an agreed-upon replacement reference rate, plus a spread that depends upon CSX's senior unsecured debt ratings. This facility expires in March 2024, and as of December 31, 2022, the Company had no outstanding balances under this facility.

Commitment fees and interest rates payable under the facility were similar to fees and rates available to comparably rated investment-grade borrowers. As of December 31, 2022, CSX was in compliance with all covenant requirements under the facility.

Commercial Paper
Under its commercial paper program, which is backed by the revolving credit facility, the Company may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $1.0 billion. Proceeds from issuances of the notes are expected to be used for general corporate purposes. At December 31, 2022, the Company had no commercial paper outstanding.

CSX 2022 Form 10-K p.92

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

	Years Ended
(Dollars in Millions)	2022	2021	2020

Chemicals	$2,584	$2,421	$2,309
Agricultural and Food Products	1,664	1,461	1,386
Automotive	1,054	886	920
Forest Products	996	918	834
Metals and Equipment	828	796	675
Minerals	658	587	538
Fertilizers	455	470	414
Total Merchandise	8,239	7,539	7,076

Intermodal	2,306	2,039	1,702

Coal	2,434	1,790	1,397

Trucking(a)	966	410	—

Other	908	744	408
Total	$14,853	$12,522	$10,583
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

CSX 2022 Form 10-K p.93

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

During 2022, 2021 and 2020, revenue recognized from performance obligations related to prior periods (for example, due to changes in transaction price) was not material.

CSX 2022 Form 10-K p.94

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 11. Revenues, continued

Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to future reporting periods for freight services started but not completed at the reporting date. This includes the unearned portion of billed and unbilled amounts for cancellable freight shipments in transit. The Company expects to recognize the unearned portion of revenue for freight services in transit within one week of the reporting date. As of December 31, 2022, remaining performance obligations were not material.

Contract Balances and Accounts Receivable
The timing of revenue recognition, billings and cash collections results in accounts receivable and customer advances and deposits (contract liabilities) on the consolidated balance sheets. Contract assets, contract liabilities and deferred contract costs recorded on the consolidated balance sheet as of December 31, 2022 were not material.

The Company’s accounts receivable - net consists of freight and non-freight receivables, reduced by an allowance for credit losses.

(Dollars in Millions)	December 31, 2022	December 31, 2021

Freight Receivables	$1,067	$951
Freight Allowance for Credit Losses	(16)	(14)
Freight Receivables, net	1,051	937

Non-Freight Receivables	279	225
Non-Freight Allowance for Credit Losses	(17)	(14)
Non-Freight Receivables, net	262	211
Total Accounts Receivable, net	$1,313	$1,148

Freight receivables include amounts earned, billed and unbilled, and currently due from customers for transportation-related services. Non-freight receivables include amounts billed and unbilled and currently due related to government reimbursement receivables and other non-revenue receivables. The Company maintains an allowance for credit losses to provide for the estimated amount of receivables that will not be collected. The allowance is based upon an assessment of risk characteristics, historical payment experience, and the age of outstanding receivables adjusted for forward-looking economic conditions as necessary. Credit losses recognized on the Company’s accounts receivable were not material in 2022 and 2021.

CSX 2022 Form 10-K p.95

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 12.  Income Taxes

Earnings before income taxes of $5.4 billion, $5.0 billion and $3.6 billion for years ended 2022, 2021 and 2020, respectively, represent earnings from domestic operations. The breakdown of income tax expense between current and deferred is as follows:

	Years Ended
(Dollars in Millions)	2022	2021	2020
Current:
Federal	$928	$827	$559
State	203	176	123
Subtotal Current	$1,131	$1,003	$682

Deferred:
Federal	166	166	149
State	(49)	1	31
Subtotal Deferred	$117	$167	$180
Total Income Tax Expense	$1,248	$1,170	$862

The Company recorded a 2022 income tax benefit of $78 million primarily as a result of state legislative changes and a change in the valuation of deferred taxes as a result of filing the 2021 tax returns. In 2021, the Company recorded an income tax benefit of $48 million primarily as a result of favorable state legislative changes, additional tax benefits associated with the vesting of share-based awards and adjustments to deferred taxes as a result of filing the 2020 state tax returns. In 2020, the Company recorded an income tax benefit of $30 million primarily as a result of the additional tax benefit associated with vesting of share-based awards and the resolution of certain tax matters.

Income tax expense reconciled to the tax computed at statutory rates is presented in the following table.

	Years Ended
(Dollars In Millions)	2022		2021		2020
Federal Income Taxes	$1,137	21.0%	$1,040	21.0%	$762	21.0%
State Income Taxes	121	2.2%	139	2.8%	117	3.2%
Other	(10)	(0.1)%	(9)	(0.2)%	(17)	(0.4)%
Income Tax Expense/ Rate	$1,248	23.1%	$1,170	23.6%	$862	23.8%

CSX 2022 Form 10-K p.96

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 12.  Income Taxes, continued

The primary factors in the change in year-end net deferred income tax liability balances include the annual provision for deferred income tax expense and accumulated other comprehensive income/loss. The significant components of deferred income tax assets and liabilities include:

	2022		2021
(Dollars in Millions)	Assets	Liabilities	Assets	Liabilities
Other Employee Benefit Plans	$105	$—	$106	$—
Accelerated Depreciation	—	7,600	—	7,366
Other	553	627	499	622
Total	$658	$8,227	$605	$7,988
Net Deferred Income Tax Liabilities		$7,569		$7,383

The Company files a consolidated federal income tax return, which includes its principal domestic subsidiaries. CSX and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. CSX participated in a contemporaneous IRS audit of tax years 2022 and 2021. Federal examinations of original federal income tax returns for all years through 2020 are resolved.

As of December 2022 and 2021, the Company had approximately $18 million and $18 million, respectively, of total unrecognized tax benefits as a result of uncertain tax positions. Net tax benefits of $14 million and $15 million as of December 2022 and 2021, respectively, could favorably impact the effective income tax rate in each year. The Company does not expect that unrecognized tax benefits as of December 2022 for various state and federal income tax matters will significantly change over the next 12 months. The final outcome of these uncertain tax positions is not yet determinable. There were no material changes to the total gross unrecognized tax benefits and prior year audit resolutions of the Company during the year ended December 2022.

CSX’s continuing practice is to recognize net interest and penalties related to income tax matters in income tax expense. Accrued interest and penalties were not material as of December 2022 or 2021. Additionally, expenses from changes to the reserves for interest and penalties were not material in 2022, 2021 or 2020.

CSX 2022 Form 10-K p.97

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

Investments
The Company's investment assets are carried at fair value on the consolidated balance sheet in accordance with the Fair Value Measurements and Disclosures Topic in the ASC. They are valued with assistance from a third-party trustee and consist of fixed income mutual funds, corporate bonds and government securities. The fixed income mutual funds are valued at the net asset value of shares held based on quoted market prices determined in an active market, which are Level 1 inputs. The corporate bonds and government securities are valued using broker quotes that utilize observable market inputs, which are Level 2 inputs. Unrealized losses as of December 31, 2022, were not material. The Company believes any impairment of investments held with gross unrealized losses to be temporary and not the result of credit risk.
CSX 2022 Form 10-K p.98

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 13.  Fair Value Measurements, continued

The Company's investment assets are carried at fair value on the consolidated balance sheets as summarized in the following table.

	December 2022			December 2021
(Dollars in Millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Fixed Income Mutual Funds	$89	$—	$89	$75	$—	$75
Corporate Bonds	—	49	49	—	63	63
Government Securities	—	58	58	—	26	26
Total Investments at Fair Value	$89	$107	$196	$75	$89	$164

Total Investments at Amortized Cost			$201			$156

These investments have the following maturities and are represented on the consolidated balance sheet within short-term investments for investments with maturities of less than one year, and other long-term assets for investments with maturities of one year and greater.

(Dollars in Millions)	December 2022	December 2021
Less than 1 year	$129	$77
1 - 5 years	24	28
5 - 10 years	10	12
Greater than 10 years	33	47
Total investments at fair value	$196	$164

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

CSX 2022 Form 10-K p.99

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 13.  Fair Value Measurements, continued

The fair value and carrying value of the Company's long-term debt is as follows:

(Dollars in Millions)	December 2022	December 2021
Long-term Debt (Including Current Maturities):
Fair Value	$16,135	$19,439
Carrying Value	18,047	16,366

Interest Rate Derivatives
The Company’s fixed-to-floating and forward starting interest rate swaps are carried at their respective fair values, which are determined with assistance from a third party based upon pricing models using inputs observed from actively quoted markets. All of the inputs used to determine the fair value of the swaps are Level 2 inputs. The fair value of the Company’s fixed-to-floating interest rate swaps was a liability of $118 million as of December 31, 2022. The fair value of the Company’s forward starting interest rate swaps asset was $127 million and $91 million at December 31, 2022 and 2021, respectively. See Note 10, Debt and Credit Agreements, for further information.

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

CSX 2022 Form 10-K p.100

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 13.  Fair Value Measurements, continued

Investments Measured at Net Asset Value
•Partnerships: Net asset value of private equity is based on the fair market values associated with the underlying investments at year end. These funds have redemption restrictions that require advanced notice of 15 business days.
•Commingled and common collective trust funds: This class consists of private funds that invest in corporate equity and debt securities, government securities and various short-term debt instruments and are measured at net asset value to estimate the fair value of the investments. The net asset value of the investments is determined by reference to the fair value of the underlying securities, which are valued primarily through the use of directly or indirectly observable inputs. These funds have redemption restrictions that require advanced notice of up to 45 business days.

The pension plan assets at fair value by level, within the fair value hierarchy, as of calendar plan years 2022 and 2021 are shown in the table below. For additional information related to pension assets, see Note 9, Employee Benefit Plans.

	December 2022			December 2021
(Dollars in Millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Common Stock	$335	$—	$335	$487	$—	$487
Mutual Funds	29	—	29	14	—	14
Cash and Cash Equivalents	157	—	157	108	—	108
Corporate Bonds	—	647	647	—	1,013	1,013
Government Securities	—	88	88	—	173	173
Asset-backed Securities, Derivatives and Other	—	9	9	—	98	98
Total Investments in the Fair Value Hierarchy	$521	$744	$1,265	$609	$1,284	$1,893
Investments Measured at Net Asset Value (a)	n/a	n/a	$1,062	n/a	n/a	$1,123
Investments at Fair Value	$521	$744	$2,327	$609	$1,284	$3,016
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

CSX 2022 Form 10-K p.101

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

For discussion of the drivers of changes in net periodic pension and post-retirement benefit credit from 2021 to 2022 and from 2020 to 2021, refer to Note 9, Employee Benefit Plans. Interest income increased from 2021 to 2022 primarily as a result of higher average interest rates. Debt repurchase expense decreased from 2020 to 2021 primarily as a result of long-term debt being redeemed earlier relative to maturity date in 2020. Other income – net consisted of the following:

	Years Ended
(Dollars in Millions)	2022	2021	2020
Net Periodic Pension and Post-retirement Benefit Credit (a)	$79	$64	$42
Interest Income	42	7	17
Debt Repurchase Expense	—	—	(48)
Miscellaneous Income	12	8	8
Total Other Income - Net	$133	$79	$19
(a) Excludes the service cost component of net periodic benefit cost.
CSX 2022 Form 10-K p.102

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 15.  Investment in Affiliates and Related-Party Transactions

CSX's investments in affiliates are included on the consolidated balance sheet as investments in affiliates and other companies.

	December	December
(Dollars in Millions)	2022	2021
Equity-method Investments:
Conrail	$1,124	$1,083
TTX	914	849
Other (a)	254	167
Total	$2,292	$2,099
(a) Other investments as of December 31, 2022, includes an interest in Pan Am Southern, LLC, which is jointly-owned with a subsidiary of Norfolk Southern Corporation, that was acquired as part of the purchase of Pan Am.

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

(Dollars in Millions)	Conrail Shared
Years	Asset Agreement
2023	$31
2024	31
2025	31
2026	31
2027	31
Thereafter	44
Total	$199

Also, included in equity earnings of affiliates are CSX’s 42% share of Conrail’s income and its amortization of the fair value write-up arising from the acquisition of Conrail and certain other adjustments. The amortization primarily represents the additional after-tax depreciation expense related to the write-up of Conrail’s fixed assets when the original purchase price, from the 1997 acquisition of Conrail, was allocated based on fair value. This write-up of fixed assets resulted in a difference between CSX's investment in Conrail and its share of Conrail's underlying net equity, which is $327 million as of December 2022.

CSX 2022 Form 10-K p.103

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 15.  Investment in Affiliates and Related-Party Transactions, continued

The following table discloses amounts related to Conrail. All amounts in the table below are included in purchased services and other expenses on the Company’s consolidated income statements.

	Years Ended
(Dollars in Millions)	2022	2021	2020

Rents, Fees and Services	$130	$128	$126
Purchase Price Amortization and Other	4	4	4
Equity Earnings of Conrail	(44)	(44)	(49)
Total Conrail Expense	$90	$88	$81

As required by the Related Party Disclosures Topic in the ASC, the Company has disclosed amounts below owed to Conrail, or its subsidiaries, representing liabilities under the operating, equipment and shared area agreements with Conrail. In 2014, the Company executed two promissory notes with a subsidiary of Conrail which were included in long-term debt on the consolidated balance sheets. In December 2020, the Company completed a non-cash conversion of its existing payable balance of approximately $217 million and $224 million, 2.89% notes due 2044 into new notes. The new notes for operation of the shared asset area are $441 million, 1.31% notes due 2050. Interest expense from these promissory notes was $6 million in each 2022, 2021 and 2020.

	December	December
(Dollars in Millions)	2022	2021
Balance Sheet Information:
CSX Accounts Payable to Conrail	$136	$100
Promissory Notes Payable to Conrail Subsidiary
1.31% CSX Promissory Note due December 2050	73	73
1.31% CSXT Promissory Note due December 2050	368	368

TTX Company
TTX Company ("TTX") is a privately-held corporation engaged in the business of providing its owner-railroads with standardized fleets of intermodal, automotive and general use railcars at time and mileage rates. CSX owns about 20 percent of TTX's common stock, and the remaining is owned by the other leading North American railroads and their affiliates. Pursuant to the Investments-Equity Method topic in the ASC, CSX applies the equity method of accounting to its investment in TTX. As part of the Pan Am acquisition in June 2022, CSX acquired an immaterial amount of TTX stock, which was subsequently repurchased by TTX in December 2022.

CSX 2022 Form 10-K p.104

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

	Years Ended
(Dollars in Millions)	2022	2021	2020
Income Statement Information:
Car Hire Rents	$241	$221	$219
Equity Earnings of TTX	(51)	(52)	(51)
Total TTX Expense	$190	$169	$168

Also included below is balance sheet information related to CSX's payable to TTX, which represents car rental liabilities.

	December	December
Balance Sheet Information:	2022	2021
CSX Payable to TTX	$38	$35

NOTE 16. Other Comprehensive Income (Loss)

CSX reports comprehensive earnings or loss in accordance with the Comprehensive Income Topic in the ASC in the consolidated comprehensive income statement. Total comprehensive earnings are defined as all changes in shareholders' equity during a period, other than those resulting from investments by and distributions to shareholders. Generally, for CSX, total comprehensive earnings equal net earnings plus or minus adjustments for pension and other post-retirement liabilities as well as derivative activity and other adjustments. Total comprehensive earnings represent the activity for a period net of tax and were $4.2 billion, $4.0 billion and $2.8 billion for 2022, 2021 and 2020, respectively.

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
CSX 2022 Form 10-K p.105

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

	Pension and Other Post-Employment Benefits	Interest Rate Derivatives	Other	Accumulated Other Comprehensive Income (Loss)
(Dollars in Millions)
Balance December 31, 2019 - Net of Tax	$(619)	$—	$(56)	$(675)
Other Comprehensive Income (Loss)
(Loss) Income Before Reclassifications	(17)	80	(10)	53
Amounts Reclassified to Net Earnings	47	—	5	52
Tax Expense	(9)	(18)	(1)	(28)
Total Other Comprehensive Income (Loss)	$21	$62	$(6)	$77
Balance December 31, 2020 - Net of Tax	$(598)	$62	$(62)	$(598)
Other Comprehensive Income (Loss)
Income Before Reclassifications	147	11	—	158
Amounts Reclassified to Net Earnings	66	—	15	81
Tax Expense	(46)	(3)	—	(49)
Total Other Comprehensive Income	$167	$8	$15	$190
Balance December 31, 2021 - Net of Tax	$(431)	$70	$(47)	$(408)
Other Comprehensive Income (Loss)
(Loss) Income Before Reclassifications	(129)	88	—	(41)
Amounts Reclassified to Net Earnings	44	—	2	46
Tax Expense	19	(8)	4	15
Total Other Comprehensive (Loss) Income	$(66)	$80	$6	$20
Balance December 31, 2022 - Net of Tax	$(497)	$150	$(41)	$(388)

CSX 2022 Form 10-K p.106

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 17. Business Combinations

Acquisition of Pan Am Systems, Inc.
On June 1, 2022, CSX completed its acquisition of Pan Am Systems, Inc. (“Pan Am”), which is the parent company of Pan Am Railways, Inc. who jointly owns Pan Am Southern, LLC with a subsidiary of Norfolk Southern Corporation. Pan Am owns and operates a highly integrated, nearly 1,200-mile rail network and has a joint interest in the more than 600-mile Pan Am Southern system. This acquisition expands CSX’s reach in the Northeastern United States. The results of Pan Am's operations and its cash flows were consolidated prospectively.

The Company accounted for the transaction using the acquisition method in accordance with ASC Topic 805, Business Combinations. The purchase price allocation was finalized as of December 31, 2022, and total measurement period adjustments to the preliminary allocation were immaterial.

The closing price of $600 million was funded through a combination of common stock valued at $422 million and cash totaling $178 million. Cash payments are included in investing activities on the Company's consolidated cash flow statement. Total cash consideration paid to acquire the business includes a $30 million deposit paid in 2020.

The allocation of total consideration to the fair values of the acquired assets and liabilities of Pan Am is summarized in the table below.

(Dollars in Millions)	June 1, 2022
Assets Acquired:
Accounts Receivable, net	$46
Properties and Equipment, net	600
Goodwill	17
Investments in Affiliates	90
Other Assets	11
Total Assets Acquired	$764
Liabilities Assumed:
Accounts Payable and Accrued Liabilities	32
Deferred Tax Liabilities	75
Other Long-term Liabilities	57
Total Liabilities Assumed	$164
Fair Value of Assets Acquired, Net of Liabilities Assumed:	$600

Properties and equipment of $600 million include road and track assets, work equipment, land, buildings and other assets. The investments in affiliates includes the interest in Pan Am Southern, LLC acquired as part of the purchase as well as other investments.

CSX 2022 Form 10-K p.107

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 17. Business Combinations, continued

The Company has incurred costs related to this acquisition of approximately $32 million, of which $22 million was incurred in 2022 and $10 million was incurred in 2021. All acquisition-related costs were expensed as incurred and have been recorded in labor and fringe or purchased services and other in the accompanying consolidated income statements.

This acquisition is not material or significant with respect to the Company’s financial statements when reviewed under the quantitative and qualitative considerations of Regulation S-X Article 11 and ASC Topic 805. As the acquisition is not material or significant, CSX has not provided pro forma information relating to the pre-acquisition period.

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

CSX 2022 Form 10-K p.108

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

In 2021, the Company incurred costs related to this acquisition of approximately $17 million. All acquisition-related costs were expensed as incurred and have been recorded in purchased services and other in the accompanying consolidated income statements.

This acquisition is not material or significant with respect to the Company’s financial statements when reviewed under the quantitative and qualitative considerations of Regulation S-X Article 11 and ASC Topic 805. As the acquisition is not material or significant, CSX has not provided pro forma information relating to the pre-acquisition period.

Other Acquisitions
During 2022, Quality Carriers completed several acquisitions of previous independent affiliates that were immaterial individually and in the aggregate.

CSX 2022 Form 10-K p.109

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 18. Goodwill and Other Intangible Assets

The following table presents goodwill and other intangible asset balances and adjustments to those balances for the years ended December 31, 2022 and 2021:

	Goodwill	Intangible Assets
(Dollars in Millions)	Net Carrying Amount	Cost	Accumulated Amortization	Net Carrying Amount	Total Goodwill and Other Intangible Assets - Net
Balance at December 31, 2020	$63	$—	$—	$—	$63
Additions	213	180	—	180	393
Amortization	—	—	(5)	(5)	(5)
Balance at December, 31, 2021	$276	$180	$(5)	$175	$451
Additions	43	18	—	18	61
Amortization	—	—	(10)	(10)	(10)
Balance at December, 31, 2022	$319	$198	$(15)	$183	$502

Acquisition of Pan Am Systems, Inc.
Goodwill related to the Pan Am acquisition of $17 million was calculated as the excess of the consideration paid over the fair value of net assets assumed as of June 1, 2022 and relates primarily to the ability of CSX to extend the reach of its service to a wider customer base over an expanded territory, creating new market prospects and efficiencies. Goodwill recognized in this acquisition is not deductible for tax purposes.

Acquisition of Quality Carriers, Inc.

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

During 2022, Quality Carriers completed several acquisitions that were immaterial individually and in aggregate that resulted in the addition of $26 million of goodwill and $18 million other intangible assets.

Prior to 2021, the Company's goodwill balance related to affiliates of CSXT, primarily P&L Transportation, Inc. In fourth quarter 2022, CSX performed its annual evaluation of each reporting unit's goodwill and intangible assets for impairment. No impairment was recorded as a result of this evaluation.

CSX 2022 Form 10-K p.110

CSX CORPORATION
PART II
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
As of December 31, 2022, under the supervision and with the participation of CSX's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that, as of December 31, 2022, the Company's disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in CSX’s periodic SEC reports.

Management's Report on Internal Control over Financial Reporting
CSX’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the management of CSX, including CSX’s CEO and CFO, CSX conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which is also referred to as COSO. Based on that evaluation, management of CSX concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022. Management's assessment of the effectiveness of internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

The Company’s internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

CSX 2022 Form 10-K p.111

CSX CORPORATION
PART II
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of CSX Corporation

Opinion on Internal Control Over Financial Reporting

We have audited CSX Corporation’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, CSX Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of CSX Corporation as of December 31, 2022 and 2021, and the related consolidated statements of income, comprehensive income, cash flows, and changes in shareholders’ equity for each of the three years in the period ended December 31, 2022, and the related notes of the Company and our report dated February 15, 2023 expressed an unqualified opinion thereon.

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

CSX 2022 Form 10-K p.112

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
February 15, 2023

CSX 2022 Form 10-K p.113

CSX CORPORATION
PART II
Changes in Internal Control over Financial Reporting
There were no material changes in the Company’s internal control over financial reporting.

Item 9B.  Other Information
    None

Item 9C.  Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.
PART III

Item 10.  Directors, Executive Officers of the Registrant and Corporate Governance
    In accordance with Instruction G(3) of Form 10-K, the information required by this item is incorporated herein by reference to the Proxy Statement. The Proxy Statement will be filed no later than May 1, 2023 with respect to the 2023 annual meeting of shareholders, except for the information regarding the executive officers of the Company. Information regarding executive officers is included in Part I of this report under the caption "Executive Officers of the Registrant."

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

CSX 2022 Form 10-K p.114

CSX CORPORATION
PART IV
Item 15.  Exhibits, Financial Statement Schedules
(a)(1) Financial Statements

See Index to Consolidated Financial Statements on page	45.
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
September 2, 2004, Exhibit 2.1, Form 8-K
3.1	Amended and Restated Articles of Incorporation of CSX Corporation, effective as of December 16, 2014	February 11, 2015, Exhibit 3.1, Form 10-K
3.2	Articles of Amendment to CSX Corporation's Amended and Restated Articles of Incorporation, as amended	June 7, 2021 Exhibit 3.1, Form 8-K
3.3	Amended and Restated Bylaws of CSX Corporation, effective as of December 7, 2022	December 13, 2022, Exhibit 3.1, Form 8-K
Instruments Defining the Rights of Security Holders, Including Debentures:
4.1(a)(P)	Indenture, dated August 1, 1990, between the Registrant and The Chase Manhattan Bank, as Trustee	September 7, 1990, Form SE
4.1(b)(P)	First Supplemental Indenture, dated as of June 15, 1991, between the Registrant and The Chase Manhattan Bank, as Trustee	May 28, 1992, Exhibit 4(c), Form SE
4.1(c)	Second Supplemental Indenture, dated as of May 6, 1997, between the Registrant and The Chase Manhattan Bank, as Trustee	June 5, 1997, Exhibit 4.3, Form S-4 (Registration No. 333-28523)
4.1(d)	Third Supplemental Indenture, dated as of April 22, 1998, between the Registrant and The Chase Manhattan Bank, as Trustee	May 12, 1998, Exhibit 4.2, Form 8-K
4.1(e)	Fourth Supplemental Indenture, dated as of October 30, 2001, between the Registrant and The Chase Manhattan Bank, as Trustee	November 7, 2001, Exhibit 4.1, Form 10-Q
4.1(f)	Fifth Supplemental Indenture, dated as of October 27, 2003 between the Registrant and The Chase Manhattan Bank, as Trustee	October 27, 2003, Exhibit 4.1, Form 8-K
4.1(g)	Sixth Supplemental Indenture, dated as of September 23, 2004 between the Registrant and JP Morgan Chase Bank, formerly The Chase Manhattan Bank, as Trustee	November 3, 2004, Exhibit 4.1, Form 10-Q
CSX 2022 Form 10-K p.115

CSX CORPORATION
PART IV

Exhibit designation	Nature of exhibit	Previously filed as exhibit to
4.1(h)	Seventh Supplemental Indenture, dated as of April 25, 2007, between the Registrant and The Bank of New York (as successor to JP Morgan Chase Bank), as Trustee	April 26, 2007, Exhibit 4.4, Form 8-K
4.1(i)	Eighth Supplemental Indenture, dated as of March 24, 2010, between the Registrant and The Bank of New York Mellon (as successor to JP Morgan Chase Bank), as Trustee	April 19, 2010, Exhibit 4.1, Form 10-Q
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
4.1(l)
Eleventh Supplemental Indenture, dated as of July 28, 2022, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, N.A., formerly The Chase Manhattan Bank), as Trustee

July 28, 2022, Exhibit 4.3, Form 8-K
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
June 11, 1999, Exhibit 10.6, Form 8-K
CSX 2022 Form 10-K p.116

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
September 2, 2004, Exhibit 10.2, Form 8-K
10.12**	CSX Directors’ Deferred Compensation Plan effective January 1, 2005	February 22, 2008, Exhibit 10.3, Form 10-K
10.13**	CSX Directors' Matching Gift Plan (as amended through February 9, 2011)	March 4, 1994, Exhibit 10.5, Form 10-K
10.14**	Special Retirement Plan of CSX Corporation and Affiliated Companies (as amended through February 14, 2001)	March 4, 2002, Exhibit 10.23, Form 10-K
10.15**	Supplemental Retirement Benefit Plan of CSX Corporation and Affiliated Companies (as amended through February 14, 2001)	March 4, 2002, Exhibit 10.24, Form 10-K
10.16**	CSX Stock and Incentive Award Plan	May 7, 2010, Exhibit 10.1, Form 8-K
10.17**	CSX Executives' Deferred Compensation Plan (as amended and restated effective January 1, 2021)	December 21, 2020, Exhibit 99.1, Form S-8
10.18**	Employment Agreement, effective as of March 29, 2017, between CSX Corporation and Mark K. Wallace	February 7, 2018 Exhibit 10.41, Form 10-K
10.19**	Employment Agreement, effective as of December 22, 2017, between CSX Corporation and James M. Foote	February 7, 2018 Exhibit 10.42, Form 10-K
10.20**	Form of Change of Control Agreement, effective February 7, 2018	February 7, 2018 Exhibit 10.43, Form 10-K
10.21**	CSX 2019-2021 Long-Term Incentive Plan	February 12, 2019 Exhibit 10.1, Form 8-K
10.22	$1,200,000,000 Five-Year Revolving Credit Agreement, dated as of March 29, 2019, among CSX Corporation, as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent	April 3, 2019 Exhibit 10.1, Form 8-K
10.23**	CSX 2019 Stock and Incentive Award Plan (incorporated by reference to Appendix A to the registrant’s Definitive Proxy Statement on Schedule 14A filed March 22, 2019)	May 8, 2019 Exhibit 10.1, Form 8-K
10.24**	Form of 2020-2022 LTIP Performance Unit Award Agreement	February 21, 2020 Exhibit 10.1, Form 8-K
10.25**	Form of 2020 Stock Option Agreement	February 21, 2020 Exhibit 10.2, Form 8-K
10.26**	Form of Restricted Stock Unit Agreement	February 26, 2016 Exhibit 10.2, Form 8-K
CSX 2022 Form 10-K p.117

CSX CORPORATION
PART IV

Exhibit designation	Nature of exhibit	Previously filed as exhibit to
10.27**	Amendment to Form of Change of Control Agreement	May 8, 2020 Exhibit 10.1, Form 8-K
10.28**	Employment Agreement, dated August 29, 2022, between CSX Corporation and Joseph R. Hinrichs	October 21, 2022, Exhibit 10.1, Form 10-Q
10.29**	Transition Agreement, dated September 14, 2022, between CSX Corporation and James M. Foote	October 21, 2022, Exhibit 10.2, Form 10-Q
10.30**	CSX Corporation Executive Severance Plan, effective as of September 14, 2022	October 21, 2022, Exhibit 10.3, Form 10-Q
Officer certifications:
31*	Rule 13a-14(a) Certifications
32*	Section 1350 Certifications
Interactive data files:
101*	The following financial information from CSX Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 15, 2023, formatted in XBRL includes: (i) Consolidated Income Statements for the years ended December 31, 2022, December 31, 2021, and December 31, 2020, (ii) Consolidated Comprehensive Income Statements for the years ended December 31, 2022, December 31, 2021, and December 31, 2020, (iii) Consolidated Balance Sheets at December 31, 2022 and December 31, 2021, (iv) Consolidated Cash Flow Statements for the years ended December 31, 2022, December 31, 2021 and December 31, 2020, (v) Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2022, December 31, 2021 and December 31, 2020, and (vi) the Notes to Consolidated Financial Statements.
104*	The cover page from CSX Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022 formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.
Other exhibits:
21*	Subsidiaries of the Registrant
22.1*	List of Subsidiary Issuers and Guarantors
23*	Consent of Independent Registered Public Accounting Firm
24*	Powers of Attorney

* Filed herewith
** Management Contract or Compensatory Plan or Arrangement
(P) This Exhibit has been paper filed and is not subject to Item 601 of Reg S-K for hyperlinks.
Note: Items not filed herewith have been submitted in previous SEC filings.
CSX 2022 Form 10-K p.118

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSX CORPORATION
(Registrant)

By:   /s/ ANGELA C. WILLIAMS
Angela C. Williams
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Dated: February 15, 2023

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 15, 2023.

Signature	Title

/s/ JOSEPH R. HINRICHS	President, Chief Executive Officer and Director
Joseph R. Hinrichs	(Principal Executive Officer)

/s/ SEAN R. PELKEY	Executive Vice President and Chief Financial
Sean R. Pelkey	Officer (Principal Financial Officer)

/s/ ANGELA C. WILLIAMS	Vice President and Chief Accounting Officer
Angela C. Williams	(Principal Accounting Officer)

/s/ NATHAN D. GOLDMAN	Executive Vice President and Chief Legal Officer, Corporate Secretary
Nathan D. Goldman	*Attorney-in-Fact

CSX 2022 Form 10-K p.119

SIGNATURES

Signature	Title

*	Chairman of the Board and Director
John J. Zillmer

*	Director
Donna M. Alvarado

*	Director
Thomas P. Bostick

*	Director
Steven T. Halverson

*	Director
Paul C. Hilal

*	Director
David M. Moffett

*	Director
Linda H. Riefler

*	Director
Suzanne M. Vautrinot

*	Director
James L. Wainscott

*	Director
J. Steven Whisler

CSX 2022 Form 10-K p.120