Form 10-Q
period 2023-03-31
CSX CORP
filed 2023-04-20
CIK 277948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(☒)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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
Yes (☐) No (X)
There were 2,033,054,922 shares of common stock outstanding on March 31, 2023 (the latest practicable date that is closest to the filing date).
CSX Q1 2023 Form 10-Q p.1

CSX CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023
CSX Q1 2023 Form 10-Q p.2

CSX CORPORATION
PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED INCOME STATEMENTS (Unaudited)
(Dollars in millions, except per share amounts)

	First Quarters
	2023	2022

Revenue	$3,706	$3,413
Expense
Labor and Fringe	723	692
Purchased Services and Other	688	675
Depreciation and Amortization	393	360
Fuel	364	331
Equipment and Other Rents	82	100
Gains on Property Dispositions	(8)	(27)
Total Expense	2,242	2,131

Operating Income	1,464	1,282

Interest Expense	(201)	(179)
Other Income - Net	41	26
Earnings Before Income Taxes	1,304	1,129

Income Tax Expense	(317)	(270)
Net Earnings	$987	$859

Per Common Share (Note 2)
Net Earnings Per Share, Basic	$0.48	$0.39
Net Earnings Per Share, Assuming Dilution	$0.48	$0.39

Average Shares Outstanding (In millions)	2,054	2,188
Average Shares Outstanding, Assuming Dilution (In millions)	2,058	2,193

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS (Unaudited)
(Dollars in millions)

	First Quarters
	2023	2022
Total Comprehensive Earnings (Note 10)	$989	$890

See accompanying notes to consolidated financial statements.
CSX Q1 2023 Form 10-Q p.3

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	(Unaudited)
	March 31, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,291	$1,958
Short-term Investments	178	129
Accounts Receivable - Net (Note 8)	1,377	1,313
Materials and Supplies	394	341
Other Current Assets	115	108
Total Current Assets	3,355	3,849

Properties	48,441	48,105
Accumulated Depreciation	(14,148)	(13,863)
Properties - Net	34,293	34,242

Investment in Affiliates and Other Companies	2,313	2,292
Right-of-Use Lease Asset	489	505
Goodwill and Other Intangible Assets - Net	500	502
Other Long-term Assets	528	522
Total Assets	$41,478	$41,912

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$1,203	$1,130
Labor and Fringe Benefits Payable	367	707
Casualty, Environmental and Other Reserves (Note 4)	151	144
Current Maturities of Long-term Debt (Note 7)	11	151
Income and Other Taxes Payable	361	111
Other Current Liabilities	228	228
Total Current Liabilities	2,321	2,471

Casualty, Environmental and Other Reserves (Note 4)	287	292
Long-term Debt (Note 7)	17,911	17,896
Deferred Income Taxes - Net	7,605	7,569
Long-term Lease Liability	478	488
Other Long-term Liabilities	542	571
Total Liabilities	29,144	29,287

Shareholders' Equity:
Common Stock, $1 Par Value	2,033	2,066
Other Capital	587	574
Retained Earnings	10,092	10,363
Accumulated Other Comprehensive Loss (Note 10)	(386)	(388)
Non-controlling Minority Interest	8	10
Total Shareholders' Equity	12,334	12,625
Total Liabilities and Shareholders' Equity	$41,478	$41,912
See accompanying notes to consolidated financial statements.
CSX Q1 2023 Form 10-Q p.4

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CASH FLOW STATEMENTS (Unaudited)
(Dollars in millions)

	Three Months
	2023	2022

OPERATING ACTIVITIES
Net Earnings	$987	$859
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and Amortization	393	360
Deferred Income Taxes	35	37
Gains on Property Dispositions	(8)	(27)
Other Operating Activities	(31)	4
Changes in Operating Assets and Liabilities:
Accounts Receivable	(63)	(131)
Other Current Assets	(72)	(40)
Accounts Payable	70	82
Income and Other Taxes Payable	266	225
Other Current Liabilities	(326)	(70)
Net Cash Provided by Operating Activities	1,251	1,299

INVESTING ACTIVITIES
Property Additions	(443)	(331)
Purchases of Short-term Investments	(101)	(19)
Proceeds from Sales of Short-term Investments	53	—
Proceeds and Advances from Property Dispositions	8	8
Business Acquisition, Net of Cash Acquired	(2)	(9)
Other Investing Activities	5	(17)
Net Cash Used In Investing Activities	(480)	(368)

FINANCING ACTIVITIES
Long-term Debt Repaid (Note 7)	(142)	(6)
Dividends Paid	(226)	(218)
Shares Repurchased	(1,067)	(1,016)
Other Financing Activities	(3)	6
Net Cash Used in Financing Activities	(1,438)	(1,234)

Net Decrease in Cash and Cash Equivalents	(667)	(303)

CASH AND CASH EQUIVALENTS
Cash and Cash Equivalents at Beginning of Period	1,958	2,239
Cash and Cash Equivalents at End of Period	$1,291	$1,936

See accompanying notes to consolidated financial statements.
CSX Q1 2023 Form 10-Q p.5

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY (Unaudited)
(Dollars in millions)

Three Months 2023	Common Shares Outstanding (Thousands)	Common Stock and Other Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(a)	Non-controlling Minority Interest	Total Shareholders' Equity

Balance December 31, 2022	2,066,367	$2,640	$10,363	$(388)	$10	$12,625
Comprehensive Earnings:
Net Earnings	—	—	987	—	—	987
Other Comprehensive Income	—	—	—	2	—	2
Total Comprehensive Earnings						989

Common stock dividends, $0.11 per share	—	—	(226)	—	—	(226)
Share Repurchases	(35,157)	(35)	(1,032)	—	—	(1,067)
Stock Option Exercises and Other	1,865	15	—	—	(2)	13
Balance March 31, 2023	2,033,075	$2,620	$10,092	$(386)	$8	$12,334

Three Months 2022	Common Shares Outstanding (Thousands)	Common Stock and Other Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(a)	Non-controlling Minority Interest	Total Shareholders' Equity

Balance December 31, 2021	2,201,787	$2,268	$11,630	$(408)	$10	13,500
Comprehensive Earnings:
Net Earnings	—	—	859	—	—	859
Other Comprehensive Income	—	—	—	31	—	31
Total Comprehensive Earnings						890

Common stock dividends, $0.10 per share	—	—	(218)	—	—	(218)
Share Repurchases	(29,365)	(29)	(987)	—	—	(1,016)
Stock Option Exercises and Other	1,831	38	—	—	1	39
Balance March 31, 2022	2,174,253	$2,277	$11,284	$(377)	$11	$13,195

(a) Accumulated Other Comprehensive Loss balances shown above are net of tax. The associated taxes were $121 million and $99 million as of March 31, 2023, and March 31, 2022, respectively. For additional information, see Note 10, Other Comprehensive Income.

See accompanying notes to consolidated financial statements.
CSX Q1 2023 Form 10-Q p.6

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

CSX's principal operating subsidiary, CSX Transportation, Inc. (“CSXT”), provides an important link to the transportation supply chain through its approximately 20,000 route mile rail network and serves major population centers in 26 states east of the Mississippi River, the District of Columbia and the Canadian provinces of Ontario and Quebec. The Company's intermodal business links customers to railroads via trucks and terminals. On June 1, 2022, CSX completed its acquisition of Pan Am Systems, Inc. (“Pan Am”), which is the parent company of Pan Am Railways, Inc. This acquisition expanded CSXT’s reach in the Northeastern United States. CSXT is also responsible for the Company's real estate sales, leasing, acquisition and management and development activities, substantially all of which are focused on supporting railroad operations.

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

Sale of Property Rights to the Commonwealth of Virginia
On March 26, 2021, the Company entered into a comprehensive agreement to sell certain property rights in three CSX-owned line segments to the Commonwealth of Virginia (“Commonwealth”) over three phases. The timing and amount of gains recognized were based on the allocation of fair value to each conveyance, the timing of conveyances and collectability. Over the course of this transaction, which was completed in 2022, total proceeds of $525 million were collected and total gains of $493 million were recognized. A gain of $20 million was recognized in first quarter 2022 related to the closing of the second phase.
CSX Q1 2023 Form 10-Q p.7

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

Fiscal Year
The Company's fiscal periods are based upon the calendar year. Except as otherwise specified, references to “first quarter(s)” or “three months” indicate CSX's fiscal periods ending March 31, 2023 and March 31, 2022, and references to "year-end" indicate the fiscal year ended December 31, 2022.

New Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. As the London Interbank Offered Rate ("LIBOR") will no longer be available beginning July 2023, this standard update provides practical expedients for contract modifications made as part of the transition from LIBOR to alternative reference rates. The guidance was effective upon issuance and at present can generally be applied through December 31, 2024. As of March 31, 2023, the Company has not applied the practical expedient to any contracts.

CSX Q1 2023 Form 10-Q p.8

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2.    Earnings Per Share

The following table sets forth the computation of basic earnings per share and earnings per share, assuming dilution.

	First Quarters
	2023	2022
Numerator (Dollars in millions):
Net Earnings	$987	$859

Denominator (Units in millions):
Average Common Shares Outstanding	2,054	2,188
Other Potentially Dilutive Common Shares	4	5
Average Common Shares Outstanding, Assuming Dilution	2,058	2,193

Net Earnings Per Share, Basic	$0.48	$0.39
Net Earnings Per Share, Assuming Dilution	$0.48	$0.39

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

	First Quarters
	2023	2022
Antidilutive Stock Options Excluded from Diluted EPS (Units in millions)	4	1
CSX Q1 2023 Form 10-Q p.9

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2.    Earnings Per Share, continued

Share Repurchases
In July 2022, the share repurchase program announced in October 2020 was completed and the Company announced a $5 billion share repurchase program. Total repurchase authority remaining was $2.2 billion as of March 31, 2023.

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

During first quarters 2023 and 2022, the Company engaged in the following repurchase activities:

	First Quarters
	2023	2022
Shares Repurchased (Millions)	35	29
Cost of Shares (Dollars in millions)	$1,067	$1,016

Dividend Increase
On February 14, 2023, the Company's Board of Directors authorized a 10% increase in the quarterly cash dividend to $0.11 per common share effective March 2023.

CSX Q1 2023 Form 10-Q p.10

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3.     Stock Plans and Share-Based Compensation

Under CSX's share-based compensation plans, awards consist of performance units, stock options and restricted stock units for management and stock grants for directors. Share-based compensation expense for awards under share-based compensation plans is measured using the fair value of the award on the grant date and is recognized on a straight-line basis over the service period of the respective award. Alternatively, expense is recognized upon death or over an accelerated service period for retirement-eligible employees whose agreements allow for continued vesting upon retirement. Forfeitures are recognized as they occur. Total pre-tax expense and income tax benefits associated with share-based compensation are shown in the table below. Income tax benefits include impacts from option exercises and the vesting of other equity awards.

	First Quarters
(Dollars in millions)	2023	2022
Share-Based Compensation Expense:
Restricted Stock Units	$4	$6
Performance Units	3	20
Stock Options	3	7
Stock Awards for Directors	2	2
Employee Stock Purchase Plan	1	1
Total Share-Based Compensation Expense	$13	$36
Income Tax Benefit	$4	$9

Long-term Incentive Plan
On February 15, 2023, the Company granted the following awards under a new long-term incentive plan ("LTIP") for the years 2023 through 2025, which was adopted under the CSX 2019 Stock and Incentive Award Plan.

	Granted	Weighted Avg. Fair Value
Performance Units	680	$32.77
Restricted Stock Units	648	31.67
Stock Options	1,067	9.86

CSX Q1 2023 Form 10-Q p.11

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3.     Stock Plans and Share-Based Compensation, continued

Performance Units
Payouts will be made in CSX common stock with a payout range for most participants between 0% and 200% of the target awards depending on Company performance against predetermined goals. Payouts for certain executive officers are subject to formulaic upward or downward adjustment by up to 25%, capped at an overall payout of 250%, based upon the Company's total shareholder return relative to specified comparable groups over the performance period. The fair values of performance units granted to certain executive officers were calculated using a Monte-Carlo simulation model.

Measurement against goals related to both average annual operating income growth and CSX Cash Earnings ("CCE"), in each case excluding non-recurring items as defined in the plan, will each comprise 50% of the payout. As defined under the plan, CCE is a cash-flow based measure of economic profit that incentivizes strategic investments earning more than the required return and is calculated as CSX’s gross cash earnings (after-tax EBITDA) minus the required return on gross operating assets.

Stock Options
Stock options were granted with ten-year terms and vest over three years in equal installments each year on the anniversary of the grant date. These awards are time-based and are not based upon attainment of performance goals. The fair values of stock option awards were estimated at the grant date using the Black-Scholes valuation model.

Restricted Stock Units
The restricted stock units awarded vest over three years in equal installments each year on the anniversary of the grant date and are settled in CSX common stock on a one-for-one basis. These awards are time-based and are not based upon CSX's attainment of performance goals.

For more information related to the Company's outstanding long-term incentive compensation, see CSX's most recent annual report on Form 10-K.

CSX Q1 2023 Form 10-Q p.12

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4.    Casualty, Environmental and Other Reserves

Personal injury and environmental reserves are considered critical accounting estimates due to the need for management judgment. Casualty, environmental and other reserves are provided for in the consolidated balance sheets as shown in the table below.

	March 31, 2023			December 31, 2022
(Dollars in millions)	Current	Long-term	Total	Current	Long-term	Total

Casualty:
Personal Injury	$40	$87	$127	$40	$86	$126
Occupational	10	56	66	10	58	68
Total Casualty	50	143	193	50	144	194
Environmental	53	109	162	53	108	161
Other	48	35	83	41	40	81
Total	$151	$287	$438	$144	$292	$436

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

Casualty
Casualty reserves of $193 million and $194 million as of March 31, 2023 and December 31, 2022, respectively, represent accruals for personal injury, occupational disease and occupational injury claims primarily related to railroad operations. The Company's self-insured retention amount for casualty claims is $100 million per occurrence. Currently, no individual claim is expected to exceed the self-insured retention amount.

Personal Injury
Personal injury reserves represent liabilities for employee work-related and third-party injuries. Work-related injuries for CSXT employees are primarily subject to the Federal Employers’ Liability Act (“FELA”). CSXT retains an independent actuary to assist management in assessing the value of personal injury claims. An analysis is performed by the actuary quarterly and is reviewed by management. This analysis did not result in a material adjustment to the personal injury reserve in the quarters ended March 31, 2023 or March 31, 2022.

Occupational
Occupational reserves represent liabilities arising from allegations of exposure to certain materials in the workplace (such as solvents, soaps, chemicals and diesel fumes), past exposure to asbestos or allegations of chronic physical injuries resulting from work conditions (such as repetitive stress injuries). The Company retains an independent actuary to analyze the Company’s historical claim filings, settlement amounts, and dismissal rates to assist in determining future anticipated claim filing rates and average settlement values. This analysis is performed by the actuary and reviewed by management quarterly. The analysis did not result in a material adjustment to the occupational reserve in the quarters ended March 31, 2023 or March 31, 2022.

CSX Q1 2023 Form 10-Q p.13

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4.    Casualty, Environmental and Other Reserves, continued

Environmental
Environmental reserves were $162 million and $161 million as of March 31, 2023, and December 31, 2022, respectively. The Company is a party to various proceedings related to environmental issues, including administrative and judicial proceedings involving private parties and regulatory agencies. The Company has been identified as a potentially responsible party at approximately 240 environmentally impaired sites. Many of these are, or may be, subject to remedial action under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), also known as the Superfund Law, or similar state statutes. Most of these proceedings arose from environmental conditions on properties used for ongoing or discontinued railroad operations. A number of these proceedings, however, are based on allegations that the Company, or its predecessors, sent hazardous substances to facilities owned or operated by others for treatment, recycling or disposal. In addition, some of the Company's land holdings were leased to others for commercial or industrial uses that may have resulted in releases of hazardous substances or other regulated materials onto the property and could give rise to proceedings against the Company.

In any such proceedings, the Company is subject to environmental clean-up and enforcement actions under the Superfund Law, as well as similar state laws that may impose joint and several liability for clean-up and enforcement costs on current and former owners and operators of a site without regard to fault or the legality of the original conduct. These costs could be substantial.

The Company reviews its role with respect to each site identified at least quarterly. Based on management's review process, amounts have been recorded to cover contingent anticipated future environmental remediation costs with respect to each site to the extent such costs are reasonably estimable and probable. Payments related to these liabilities are expected to be made over the next several years. Environmental remediation costs are included in purchased services and other on the consolidated income statements.

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

Other
Other reserves were $83 million and $81 million as of March 31, 2023 and December 31, 2022, respectively. Other reserves include liabilities for various claims, such as automobile, property, general liability, workers' compensation and longshoremen disability claims.

CSX Q1 2023 Form 10-Q p.14

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

The Company is able to estimate a range of possible loss for certain legal proceedings for which a loss is reasonably possible in excess of reserves established. The Company has estimated this range to be $3 million to $22 million in aggregate at March 31, 2023. This estimated aggregate range is based upon currently available information and is subject to significant judgment and a variety of assumptions. Accordingly, the Company's estimate will change from time to time, and actual losses may vary significantly from the current estimate.

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
CSX Q1 2023 Form 10-Q p.15

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

On March 2, 2022, EPA issued a Notice Letter to Pharmacia, Occidental Chemical Corporation and eight other parties alleging they are liable under Section 107(a) of CERCLA for releases or threatened releases of hazardous substances and requesting each party, individually or collectively, submit good faith offers to EPA in connection with the Study Area. CSX, on behalf of Pharmacia, responded to the Notice Letter and submitted a good faith offer to EPA on June 27, 2022, following meetings with a mediator from EPA’s Conflict Prevention and Resolution Center. Negotiations with EPA and other parties to resolve this matter continue. On March 2, 2023, the EPA issued an administrative order requiring Occidental Chemical Corporation to design the interim remedy for the remainder of the Study Area.

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
CSX Q1 2023 Form 10-Q p.16

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

	Pension Benefits Cost
	First Quarters
(Dollars in millions)	2023	2022
Service Cost Included in Labor and Fringe	$6	$8

Interest Cost	28	16
Expected Return on Plan Assets	(41)	(47)
Amortization of Net Loss	7	12
Total Included in Other Income - Net	(6)	(19)

Net Periodic Benefit Credit	$—	$(11)

Qualified pension plan obligations are funded in accordance with regulatory requirements and with an objective of meeting or exceeding minimum funding requirements necessary to avoid restrictions on flexibility of plan operation and benefit payments. No contributions to the Company's qualified pension plans are expected in 2023.

CSX Q1 2023 Form 10-Q p.17

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 7.    Debt and Credit Agreements

Total activity related to long-term debt as of the end of first quarter 2023 is shown in the table below. For fair value information related to the Company's long-term debt, see Note 9, Fair Value Measurements.

(Dollars in millions)	Current Portion	Long-term Portion	Total
Long-term Debt as of December 31, 2022	$151	$17,896	$18,047
2023 Activity:
Long-term Debt Repaid	(142)	—	(142)
Reclassifications	2	(2)	—
Hedging, Discount, Premium and Other Activity	—	17	17
Long-term Debt as of March 31, 2023	$11	$17,911	$17,922

Interest Rate Derivatives
Fair Value Hedges
In first quarter 2022, CSX entered into five separate fixed-to-floating interest rate swaps classified as fair value hedges. The swaps are designed to hedge 10 years of interest rate risk associated with market fluctuations attributable to the Secured Overnight Financing Rate on a cumulative $800 million of fixed rate outstanding notes which are due between 2036 and 2040. The cumulative fair value of these swaps, which is included in other long-term liabilities on the consolidated balance sheet, was a liability of $103 million and $118 million as of March 31, 2023, and December 31, 2022, respectively. The associated cumulative adjustment to the hedged notes is included in long-term debt. Gains and losses resulting from changes in fair value of the interest rate swaps offset changes in the fair value of the hedged portion of the underlying debt with no gain or loss recognized due to hedge ineffectiveness. The difference in the net fixed-to-float interest settlement on the derivatives is recognized in interest expense and was not material in first quarter 2023 or 2022. The swaps will expire in 2032. If settled early, the remaining cumulative fair value adjustment to the hedged notes will be amortized over the remaining life of the associated notes. The amounts recorded in long-term debt on the consolidated balance sheet related to these fair value hedges is summarized in the table below.

(Dollars in millions)	March 31, 2023	December 31, 2022
Notional Value of Hedged Notes	$800	$800
Cumulative Fair Value Adjustment to Hedged Notes	(103)	(118)
Carrying Amount of Hedged Notes	$697	$682

CSX Q1 2023 Form 10-Q p.18

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 7.    Debt and Credit Agreements, continued

Cash Flow Hedges
The unsettled aggregate notional value of forward starting interest rate swaps, classified as cash flow hedges, executed in 2020 is $340 million. These swaps were effected to hedge the benchmark interest rate associated with future interest payments related to the anticipated refinancing of $850 million of 3.25% notes due in 2027. As of March 31, 2023, and December 31, 2022, the asset value of the forward starting interest rate swaps was $124 million and $127 million, respectively, and was recorded in other long-term assets on the consolidated balance sheet. Unrealized gains or losses associated with changes in the fair value of the hedge are recorded net of tax in accumulated other comprehensive income (“AOCI”) on the consolidated balance sheet. Unless settled early, the remainder of the swaps will expire in 2027 and the unrealized gain or loss in AOCI will be recognized in earnings as an adjustment to interest expense over the same period during which the hedged transaction affects earnings. Unrealized amounts, recorded net of tax in other comprehensive income, related to the hedge were a loss of $3 million in first quarter 2023 and gain of $21 million in first quarter 2022.

See Note 9, Fair Value Measurements, and Note 10, Other Comprehensive Income (Loss), for additional information about the Company's hedges.

Credit Facility
On February 28, 2023, CSX replaced its existing $1.2 billion unsecured revolving credit facility with a new $1.2 billion unsecured revolving credit facility backed by a diverse syndicate of banks. This facility allows same-day borrowings at floating interest rates, based on Secured Overnight Financing Rate ("SOFR") or an agreed-upon replacement reference rate, plus a spread that depends upon CSX's senior unsecured debt ratings. This facility expires in February 2028. As of March 31, 2023, the Company had no outstanding balances under this facility.

Commitment fees and interest rates payable under the facility were similar to fees and rates available to comparably rated investment-grade borrowers. As of first quarter 2023, CSX was in compliance with all covenant requirements under this facility.

Commercial Paper
Under its commercial paper program, which is backed by the revolving credit facility, the Company may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $1.0 billion outstanding at any one time. Proceeds from issuances of the notes are expected to be used for general corporate purposes. At March 31, 2023, the Company had no outstanding debt under the commercial paper program.

CSX Q1 2023 Form 10-Q p.19

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 8.     Revenues

The Company’s revenues are primarily derived from the transportation of freight as performance obligations that arise from its contracts with customers are satisfied. The following table presents the Company’s revenues disaggregated by market as this best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors:

	First Quarters
(Dollars in millions)	2023	2022

Chemicals	$650	$618
Agricultural and Food Products	437	387
Automotive	274	227
Forest Products	261	228
Metals and Equipment	239	197
Minerals	173	144
Fertilizers	129	120
Total Merchandise	2,163	1,921

Coal	633	533
Intermodal	499	527
Trucking	233	230
Other	178	202
Total	$3,706	$3,413

The Company’s accounts receivable - net consists of freight and non-freight receivables, reduced by an allowance for credit losses. Freight receivables include amounts earned, billed and unbilled, and currently due from customers for transportation-related services. Non-freight receivables include amounts billed and unbilled and currently due related to government reimbursement receivables and other non-revenue receivables. As of March 31, 2023, non-freight receivables includes $42 million related to an insurance recovery recognized in first quarter 2023.

(Dollars in millions)	March 31, 2023	December 31, 2022

Freight Receivables	$1,056	$1,067
Freight Allowance for Credit Losses	(17)	(16)
Freight Receivables, net	1,039	1,051

Non-Freight Receivables	356	279
Non-Freight Allowance for Credit Losses	(18)	(17)
Non-Freight Receivables, net	338	262
Total Accounts Receivable, net	$1,377	$1,313

The Company maintains an allowance for credit losses to provide for the estimated amount of receivables that will not be collected. The allowance is based upon an assessment of risk characteristics, historical payment experience, and the age of outstanding receivables adjusted for forward-looking economic conditions as necessary. Credit losses recognized on the Company’s accounts receivable were not material in the first quarters 2023 and 2022.
CSX Q1 2023 Form 10-Q p.20

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 9.    Fair Value Measurements

Investments
The Company's investment assets are carried at fair value on the consolidated balance sheet in accordance with the Fair Value Measurements and Disclosures Topic in the ASC. They are valued with assistance from a third-party trustee and consist of fixed income mutual funds, corporate bonds, government securities and short-term time deposits. The fixed income mutual funds are valued at the net asset value of shares held based on quoted market prices determined in an active market, which are Level 1 inputs. The corporate bonds and government securities are valued using broker quotes that utilize observable market inputs, which are Level 2 inputs. The carrying amount of time deposits as reported in the consolidated balance sheet, using Level 2 inputs, approximates fair value due to their short-term nature. Unrealized losses as of March 31, 2023 were not material. The Company believes any impairment of investments held with gross unrealized losses to be temporary and not the result of credit risk.

The Company's investment assets are carried at fair value on the consolidated balance sheets as summarized in the following table.

	March 31, 2023			December 31, 2022
(Dollars in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Fixed Income Mutual Funds	$77	$—	$77	$89	$—	$89
Corporate Bonds	—	49	49	—	49	49
Time Deposits	—	100	100	—	—	—
Government Securities	—	18	18	—	58	58
Total investments at fair value	$77	$167	$244	$89	$107	$196

Total investments at amortized cost			$247			$201

These investments have the following maturities:

(Dollars in millions)	March 31, 2023	December 31, 2022
Less than 1 year	$178	$129
1 - 5 years	24	24
5 - 10 years	9	10
Greater than 10 years	33	33
Total investments at fair value	$244	$196
CSX Q1 2023 Form 10-Q p.21

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

The fair value and carrying value of the Company's long-term debt is as follows:

(Dollars in millions)	March 31, 2023	December 31, 2022
Long-term Debt (Including Current Maturities):
Fair Value	$16,592	$16,135
Carrying Value	17,922	18,047

Interest Rate Derivatives
The Company’s fixed-to-floating and forward starting interest rate swaps are carried at their respective fair values, which are determined with assistance from a third party based upon pricing models using inputs observed from actively quoted markets. All of the inputs used to determine the fair value of the swaps are Level 2 inputs. The fair value of the Company’s fixed-to-floating interest rate swaps was a liability of $103 million and $118 million as of March 31, 2023, and December 31, 2022, respectively. The fair value of the Company’s forward starting interest rate swap asset was $124 million and $127 million as of March 31, 2023, and December 31, 2022, respectively. See Note 7, Debt and Credit Agreements, for further information.

CSX Q1 2023 Form 10-Q p.22

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 10.     Other Comprehensive Income (Loss)

Total comprehensive earnings are defined as all changes in shareholders' equity during a period, other than those resulting from investments by and distributions to shareholders (e.g. issuance of equity securities and dividends). Generally, for CSX, total comprehensive earnings equal net earnings plus or minus adjustments for pension and other post-retirement liabilities as well as derivative activity and other adjustments. Total comprehensive earnings represent the activity for a period net of tax and was $989 million and $890 million for first quarters 2023 and 2022, respectively.

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

	Pension and Other Post-Employment Benefits	Interest Rate Derivatives	Other	Accumulated Other Comprehensive Income (Loss)
(Dollars in millions)
Balance December 31, 2022, Net of Tax	$(497)	$150	$(41)	$(388)
Other Comprehensive Income (Loss)
Income Before Reclassifications	—	(3)	—	(3)
Amounts Reclassified to Net Earnings	4	—	2	6
Tax (Expense)/Benefit	(1)	—	—	(1)
Total Other Comprehensive Income	3	(3)	2	2
Balance March 31, 2023, Net of Tax	$(494)	$147	$(39)	$(386)

CSX Q1 2023 Form 10-Q p.23

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER 2023 HIGHLIGHTS

•Revenue increased $293 million, or 9% year over year.
•Expenses increased $111 million, or 5% year over year.
•Operating income of $1.5 billion increased $182 million, or 14%, year over year.
•Operating ratio of 60.5% decreased 190 basis points versus prior year.
•Earnings per diluted share of $0.48 increased $0.09, or 23%, year over year.

	First Quarters
	2023	2022	Fav/ (Unfav)	% Change
Volume (in thousands)	1,486	1,498	(12)	(1)%

(in millions)
Revenue	$3,706	$3,413	$293	9
Expense	2,242	2,131	(111)	(5)
Operating Income	$1,464	$1,282	$182	14%

Operating Ratio	60.5%	62.4%	190	bps

Earnings Per Diluted Share	$0.48	$0.39	$0.09	23%

CSX Q1 2023 Form 10-Q p.24

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Volume and Revenue (Unaudited)
Volume (Thousands of units); Revenue (Dollars in Millions); Revenue Per Unit (Dollars)
First Quarters
	Volume			Revenue			Revenue Per Unit
	2023	2022	% Change	2023	2022	% Change	2023	2022	% Change
Chemicals	160	161	(1)%	$650	$618	5%	$4,063	$3,839	6%
Agricultural and Food Products	122	118	3	437	387	13	3,582	3,280	9
Automotive	86	78	10	274	227	21	3,186	2,910	9
Minerals	83	72	15	173	144	20	2,084	2,000	4
Forest Products	73	70	4	261	228	14	3,575	3,257	10
Metals and Equipment	73	66	11	239	197	21	3,274	2,985	10
Fertilizers	50	56	(11)	129	120	8	2,580	2,143	20
Total Merchandise	647	621	4	2,163	1,921	13	3,343	3,093	8
Intermodal	654	722	(9)	499	527	(5)	763	730	5
Coal	185	155	19	633	533	19	3,422	3,439	—
Trucking	—	—	—	233	230	1	—	—	—
Other	—	—	—	178	202	(12)	—	—	—
Total	1,486	1,498	(1)%	$3,706	$3,413	9%	$2,494	$2,278	9%

CSX Q1 2023 Form 10-Q p.25

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
First Quarter 2023

Revenue
Total revenue increased 9% in first quarter 2023 when compared to first quarter 2022 primarily due to volume growth in coal and merchandise, higher fuel recovery, and pricing gains in merchandise and intermodal, partially offset by lower intermodal volume.

Merchandise Volume
Chemicals - Decreased due to lower shipments of materials used in making plastics, partially offset by higher shipments of energy-related commodities.

Agricultural and Food Products - Increased due to higher shipments of feed grain for both the domestic and export markets.

Automotive - Increased due to higher North American vehicle production as semiconductor availability has improved.

Minerals - Increased due to higher shipments of aggregates and cement driven by increased road construction and other infrastructure-related activities.

Forest Products - Increased due to higher shipments of building products, supported by strength in multi-family residential construction.

Metals and Equipment - Increased due to higher scrap and steel shipments, as well as stronger equipment shipments.

Fertilizers - Decreased due to declines in short-haul shipments, which were partially offset by slight increases in long-haul phosphate shipments.

Intermodal Volume
Lower volume was primarily due to decreased international shipments driven by high inventory levels and lower imports. Domestic shipments also decreased primarily due to the impacts of a softening truck market.

Coal Volume
Export coal increased due to higher shipments of metallurgical and thermal coal, partially due to the prior year impact from reduced capacity at Curtis Bay coal pier. Domestic coal increased due to higher shipments of utility coal including the benefit of replenishing stockpiles as well as higher steel and industrial shipments.

Trucking Revenue
Trucking revenue increased $3 million versus prior year due to higher fuel surcharge.

Other Revenue
Other revenue was $24 million lower primarily resulting from lower intermodal storage and equipment usage, partially offset by increases in demurrage and higher affiliate revenue.
CSX Q1 2023 Form 10-Q p.26

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Expenses
Expenses of $2.2 billion increased $111 million, or 5%, in first quarter 2023 when compared to the first quarter 2022.

Labor and Fringe expense increased $31 million due to the following:
•An increase of $39 million was driven by inflation.
•Incentive compensation costs decreased $31 million due to the impacts of accelerated expense for eligible employees in the prior year as well as lower expected payouts.
•Other costs increased $23 million primarily due to increased headcount and training costs.

Purchased Services and Other expense increased $13 million due to the following:
•Operating support costs increased $35 million primarily as a result of inflation, higher scheduled locomotive maintenance costs and increased coal and merchandise volume. These increases were partially offset by lower intermodal expenses.
•Other costs decreased $22 million as a $46 million insurance recovery and the impact of prior year environmental reserve adjustments were partially offset by the inclusion of Pan Am's operations and other non-significant items.

Depreciation and Amortization expense increased $33 million primarily as the result of a 2022 equipment depreciation study as well as a larger asset base.

Fuel costs increased $33 million primarily resulting from a 6% increase in locomotive fuel prices as well as higher fuel consumption.

Equipment and Other Rents expense decreased $18 million primarily driven by lower net car hire costs resulting from improved days per load across all markets.

Gains on Property Dispositions decreased to $8 million from $27 million in the prior year. First quarter 2022 included gains of $20 million related to the sale of property rights to the Commonwealth of Virginia under a multi-phase agreement.

Interest Expense
Interest expense increased $22 million primarily due to higher average debt balances and higher interest rates.

Other Income - Net
Other income - net increased $15 million primarily due to higher interest income, partially offset by a decrease in net pension benefit credits.

Income Tax Expense
Income tax expense increased $47 million mostly due to higher earnings before income taxes.
CSX Q1 2023 Form 10-Q p.27

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

Free Cash Flow
Management believes that free cash flow is supplemental information useful to investors as it is important in evaluating the Company’s financial performance. More specifically, free cash flow measures cash generated by the business after reinvestment. This measure represents cash available for both equity and bond investors to be used for dividends, share repurchases or principal reduction on outstanding debt. Free cash flow is calculated by using net cash from operations and adjusting for property additions and proceeds and advances from property dispositions. Free cash flow should be considered in addition to, rather than a substitute for, cash provided by operating activities. The decrease in free cash flow before dividends from the prior year of $160 million is due to higher property additions and less cash from operating activities.

The following table reconciles cash provided by operating activities (GAAP measure) to free cash flow, before dividends (non-GAAP measure).

	Three Months
(Dollars in millions)	2023	2022
Net cash provided by operating activities (a)	$1,251	$1,299
Property Additions	(443)	(331)
Proceeds and Advances from Property Dispositions	8	8
Free Cash Flow (before payment of dividends)	$816	$976
(a) Net Cash Provided by Operating Activities for three months ended March 31, 2023, includes the impact of $232 million in payments of retroactive wages and bonuses related to finalized labor agreements.

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

The FRA train accident rate of 3.47 in first quarter 2023 increased by 20% compared to prior year. The personal injury frequency index of 1.04 increased 27% compared to prior year. Safety is a guiding principle at CSX, and the Company remains focused on instilling safety culture, especially in new hires. CSX is committed to reducing risk and enhancing the overall safety of its employees, customers and communities in which the Company operates.

CSX Q1 2023 Form 10-Q p.28

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In first quarter 2023, velocity increased by 16% and dwell improved by 20% versus prior year. Carload trip plan performance and intermodal trip plan performance improved by 34% and 10%, respectively. Service metrics continue to improve with increased employee availability and engagement as well as effective execution of the operating plan.

	First Quarters
	2023	2022	Improvement/ (Deterioration)
Operations Performance
Train Velocity (Miles per hour) (a)	18.5	16.0	16%
Dwell (Hours) (a)	9.0	11.2	20%
Cars Online (a)	126,293	138,466	9%
On-Time Originations (a)	84%	65%	29%
On-Time Arrivals (a)	77%	57%	35%
Carload Trip Plan Performance (a)	86%	64%	34%
Intermodal Trip Plan Performance (a)	96%	87%	10%
Fuel Efficiency	1.02	1.01	(1)%

Revenue Ton-Miles (Billions)
Merchandise	32.3	31.2	4%
Coal	9.2	7.6	21%
Intermodal	6.9	7.6	(9)%
Total Revenue Ton-Miles	48.4	46.4	4%

Total Gross Ton-Miles (Billions)	94.4	91.4	3%

Safety
FRA Personal Injury Frequency Index (a)	1.04	0.82	(27)%
FRA Train Accident Rate (a)	3.47	2.88	(20)%
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
CSX Q1 2023 Form 10-Q p.29

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

Material Changes in Significant Cash Flows
Significant Cash Flows
    The following chart highlights the operating, investing and financing components of the net decreases of $667 million and $303 million in cash and cash equivalents for three months ended 2023 and 2022, respectively.

•Cash provided by operating activities decreased $48 million primarily driven by unfavorable working capital activities, including the payments of $232 million for retroactive wages and bonuses related to finalized labor agreements. This decrease was partially offset by higher cash-generating income.
•Cash used in investing activities increased $112 million primarily as a result of higher property additions and higher net purchases of short-term investments.
•Cash used in financing activities increased $204 million driven by higher debt repayments and increased share repurchases.

Sources of Cash and Liquidity and Uses of Cash
As of the end of first quarter 2023, CSX had $1.5 billion of cash, cash equivalents and short-term investments. CSX uses current cash balances for general corporate purposes, which may include capital expenditures, working capital requirements, reduction or refinancing of outstanding indebtedness, redemptions and repurchases of CSX common stock, dividends to shareholders, acquisitions and other business opportunities, and contributions to the Company's qualified pension plan. See Note 7, Debt and Credit Agreements.

The Company has multiple sources of liquidity, including cash generated from operations and financing sources. The Company filed a shelf registration statement with the SEC on February 16, 2022, which may be used to issue debt or equity securities at CSX’s discretion, subject to market conditions and CSX Board authorization. While CSX seeks to give itself flexibility with respect to cash requirements, there can be no assurance that market conditions would permit CSX to sell such securities on acceptable terms at any given time, or at all. During the three months ended 2023, CSX did not issue any long-term debt.
CSX Q1 2023 Form 10-Q p.30

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CSX has a $1.2 billion unsecured, revolving credit facility backed by a diverse syndicate of banks that expires in February 2028. At March 31, 2023, the Company had no outstanding balances under this facility. The Company also has a commercial paper program, backed by the revolving credit facility, under which the Company may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $1.0 billion outstanding at any one time. At March 31, 2023, the Company had no outstanding debt under the commercial paper program.

Planned capital investments for 2023 are expected to be approximately $2.3 billion. Of the 2023 investment, approximately 75% is expected to be used to sustain the core infrastructure and operating equipment. The remaining amounts will be used to promote profitable growth, including projects supporting service enhancements and productivity. CSX intends to fund capital investments primarily through cash generated from operations.

Material Changes in the Consolidated Balance Sheets and Working Capital
Consolidated Balance Sheets
Total assets decreased $434 million from year end primarily due to the $667 million decrease in cash as noted above. This decrease was partially offset by a $64 million increase in accounts receivable, $42 million of which relates to an insurance recovery, as well as a $51 million increase in net property consistent with planned capital expenditures.

Total liabilities decreased $143 million from year end primarily due to a $340 million decrease in labor and fringe benefits payable and a $140 million decrease in current debt driven by the maturity of secured equipment notes. The decrease in labor and fringe benefits payable was driven by payouts of accrued retroactive wages and bonuses as well as incentive compensation. These decreases were partially offset by an increase in income and other taxes payable of $250 million due to the timing of tax payments. Total shareholders' equity decreased $291 million from year end primarily driven by share repurchases of $1.1 billion and dividends paid of $226 million, partially offset by net earnings of $987 million.

Working capital is considered a measure of a company's ability to meet its short-term needs. CSX had a working capital surplus of $1.0 billion as of March 31, 2023 and $1.4 billion as of December 31, 2022. This decrease of $344 million since year end is primarily due to cash paid for share repurchases of $1.1 billion, property additions of $443 million and dividends paid of $226 million, partially offset by cash from operations. The Company's working capital balance varies due to factors such as the timing of scheduled debt payments and changes in cash and cash equivalent balances as discussed above. The Company continues to maintain adequate liquidity to satisfy current liabilities and maturing obligations when they come due. CSX has sufficient financial capacity, including its revolving credit facility, commercial paper program and shelf registration statement to manage its day-to-day cash requirements and any anticipated obligations. The Company from time to time accesses the credit markets for additional liquidity.

CSX Q1 2023 Form 10-Q p.31

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

Completed Transactions
Acquisition of Pan Am Systems, Inc.
On June 1, 2022, CSX acquired Pan Am for a purchase price of $600 million. The results of Pan Am's operations and its cash flows were consolidated prospectively.

Sale of Property Rights to the Commonwealth of Virginia
On March 26, 2021, the Company entered into a comprehensive agreement to sell certain property rights in three CSX-owned line segments to the Commonwealth of Virginia (“Commonwealth”) over three phases. The timing and amount of gains recognized were based on the allocation of fair value to each conveyance, the timing of conveyances and collectability. Over the course of this transaction, which was completed in 2022, total proceeds of $525 million were collected and total gains of $493 million were recognized. A gain of $20 million was recognized in first quarter 2022 related to the closing of the second phase.

Guaranteed Notes Issued By CSXT
In 2007, CSXT, a wholly-owned subsidiary of CSX Corporation, issued in a registered public offering $381 million of equipment notes, which were fully and unconditionally guaranteed by CSX Corporation. These notes matured on January 15, 2023.

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

LABOR AGREEMENTS
Approximately 17,300 of the Company's approximately 22,600 employees are members of a rail labor union. As of December 2, 2022, all 12 rail unions at CSX that participated in national bargaining were covered by national agreements with the Class I railroads and CSX-specific agreements that will remain in effect through December 31, 2024.
CSX Q1 2023 Form 10-Q p.32

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

CSX Q1 2023 Form 10-Q p.33

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

CSX Q1 2023 Form 10-Q p.34

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
CSX Q1 2023 Form 10-Q p.35

CSX CORPORATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk from the information provided under Part II, Item 7A (Quantitative and Qualitative Disclosures about Market Risk) of CSX's most recent annual report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
As of March 31, 2023, under the supervision and with the participation of CSX's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that, as of March 31, 2023, the Company's disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in CSX's periodic SEC reports. There were no changes in the Company's internal controls over financial reporting during the first quarter of 2023 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

CSX Q1 2023 Form 10-Q p.36

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

Item 2. CSX Purchases of Equity Securities
The Company continues to repurchase shares under the $5 billion program announced in July 2022. Total repurchase authority remaining as of March 31, 2023, was $2.2 billion. For more information about share repurchases, see Note 2, Earnings Per Share. Share repurchase activity for the first quarter 2023 was as follows:

	CSX Purchases of Equity Securities for the Quarter
First Quarter	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning Balance				$3,271,977,916
January 1 - January 31, 2023	6,996,932	$30.95	6,996,932	3,055,413,621
February 1 - February 28, 2023	11,211,300	31.15	11,211,300	2,706,147,435
March 1 - March 31, 2023	16,948,724	29.59	16,948,724	2,204,587,299
Ending Balance	35,156,956	$30.36	35,156,956	$2,204,587,299

Item 3. Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
    Not Applicable

Item 5. Other Information
None
CSX Q1 2023 Form 10-Q p.37

CSX CORPORATION
PART II
Item 6. Exhibits

Exhibit designation	Nature of exhibit	Previously filed as exhibit to

10.1
$1,200,000,000 Five-Year Revolving Credit Agreement, dated as of February 28, 2023, among CSX Corporation, as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent
March 3, 2023 Exhibit 10.1, Form 8-K
10.2* **	Form of LTIP Performance Unit Award Agreement
10.3* **	Form of LTIP Performance Unit Award Agreement for Joseph R. Hinrichs
10.4* **	Form of LTIP Stock Option Agreement
10.5* **	Form of LTIP Stock Option Agreement for Joseph R. Hinrichs
10.6* **	Form of LTIP Restricted Stock Unit Award Agreement
10.7* **	Form of LTIP Restricted Stock Unit Award Agreement for Joseph R. Hinrichs

Officer certifications:
31*	Rule 13a-14(a) Certifications
32*	Section 1350 Certifications

Interactive data files:
101*	The following financial information from CSX Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 filed with the SEC on April 20, 2023, formatted in inline XBRL includes: (i) consolidated income statements for the quarters ended March 31, 2023, and March 31, 2022, (ii) condensed consolidated comprehensive income statements for the quarters ended March 31, 2023, and March 31, 2022, (iii) consolidated balance sheets at March 31, 2023, and December 31, 2022, (iv) consolidated cash flow statements for the three months ended March 31, 2023, and March 31, 2022, (v) consolidated statement of changes in shareholders' equity for the quarters ended March 31, 2023, and March 31, 2022, and (vi) the notes to consolidated financial statements.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)

* Filed herewith
** Management contract or compensatory plan or arrangement
CSX Q1 2023 Form 10-Q p.38

CSX CORPORATION
PART II

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSX CORPORATION
(Registrant)

By: /s/ ANGELA C. WILLIAMS
Angela C. Williams
Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Dated: April 20, 2023

CSX Q1 2023 Form 10-Q p.39