Form 10-Q
period 2023-06-30
CSX CORP
filed 2023-07-20
CIK 277948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(☒)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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
Yes (☐) No (X)
There were 2,006,330,057 shares of common stock outstanding on June 30, 2023 (the latest practicable date that is closest to the filing date).
CSX Q2 2023 Form 10-Q p.1

CSX CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023
CSX Q2 2023 Form 10-Q p.2

CSX CORPORATION
PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED INCOME STATEMENTS (Unaudited)
(Dollars in millions, except per share amounts)

	Second Quarters		Six Months
	2023	2022	2023	2022

Revenue	$3,699	$3,815	$7,405	$7,228
Expense
Labor and Fringe	741	684	1,464	1,376
Purchased Services and Other	684	647	1,372	1,322
Depreciation and Amortization	402	369	795	729
Fuel	312	446	676	777
Equipment and Other Rents	90	95	172	195
Gains on Property Dispositions	(12)	(129)	(20)	(156)
Total Expense	2,217	2,112	4,459	4,243

Operating Income	1,482	1,703	2,946	2,985

Interest Expense	(201)	(171)	(402)	(350)
Other Income - Net	31	26	72	52
Earnings Before Income Taxes	1,312	1,558	2,616	2,687

Income Tax Expense	(316)	(380)	(633)	(650)
Net Earnings	$996	$1,178	$1,983	$2,037

Per Common Share (Note 2)
Net Earnings Per Share, Basic	$0.49	$0.55	$0.97	$0.94
Net Earnings Per Share, Assuming Dilution	$0.49	$0.54	$0.97	$0.94

Average Shares Outstanding (In millions)	2,020	2,158	2,037	2,173
Average Shares Outstanding, Assuming Dilution (In millions)	2,025	2,163	2,042	2,178

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS (Unaudited)
(Dollars in millions)

	Second Quarters		Six Months
	2023	2022	2023	2022
Total Comprehensive Earnings (Note 10)	$992	$1,217	$1,981	$2,107

See accompanying notes to consolidated financial statements.
CSX Q2 2023 Form 10-Q p.3

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	(Unaudited)
	June 30, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and Cash Equivalents	$956	$1,958
Short-term Investments	78	129
Accounts Receivable - Net (Note 8)	1,327	1,313
Materials and Supplies	427	341
Other Current Assets	123	108
Total Current Assets	2,911	3,849

Properties	48,970	48,105
Accumulated Depreciation	(14,493)	(13,863)
Properties - Net	34,477	34,242

Investment in Affiliates and Other Companies	2,338	2,292
Right-of-Use Lease Asset	495	505
Goodwill and Other Intangible Assets - Net	511	502
Other Long-term Assets	485	522
Total Assets	$41,217	$41,912

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$1,120	$1,130
Labor and Fringe Benefits Payable	444	707
Casualty, Environmental and Other Reserves (Note 4)	138	144
Current Maturities of Long-term Debt (Note 7)	10	151
Income and Other Taxes Payable	136	111
Other Current Liabilities	207	228
Total Current Liabilities	2,055	2,471

Casualty, Environmental and Other Reserves (Note 4)	299	292
Long-term Debt (Note 7)	17,898	17,896
Deferred Income Taxes - Net	7,662	7,569
Long-term Lease Liability	485	488
Other Long-term Liabilities	544	571
Total Liabilities	28,943	29,287

Shareholders' Equity:
Common Stock, $1 Par Value	2,006	2,066
Other Capital	624	574
Retained Earnings	10,030	10,363
Accumulated Other Comprehensive Loss (Note 10)	(390)	(388)
Non-controlling Minority Interest	4	10
Total Shareholders' Equity	12,274	12,625
Total Liabilities and Shareholders' Equity	$41,217	$41,912
See accompanying notes to consolidated financial statements.
CSX Q2 2023 Form 10-Q p.4

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CASH FLOW STATEMENTS (Unaudited)
(Dollars in millions)

	Six Months
	2023	2022

OPERATING ACTIVITIES
Net Earnings	$1,983	$2,037
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and Amortization	795	729
Deferred Income Taxes	78	106
Gains on Property Dispositions	(20)	(156)
Other Operating Activities	23	(14)
Changes in Operating Assets and Liabilities:
Accounts Receivable	8	(198)
Other Current Assets	(105)	(71)
Accounts Payable	(20)	61
Income and Other Taxes Payable	33	43
Other Current Liabilities	(292)	(7)
Net Cash Provided by Operating Activities	2,483	2,530

INVESTING ACTIVITIES
Property Additions	(1,015)	(811)
Purchases of Short-term Investments	(102)	(19)
Proceeds from Sales of Short-term Investments	153	9
Proceeds and Advances from Property Dispositions	35	29
Business Acquisition, Net of Cash Acquired	(31)	(208)
Other Investing Activities	(20)	(19)
Net Cash Used In Investing Activities	(980)	(1,019)

FINANCING ACTIVITIES
Long-term Debt Repaid (Note 7)	(146)	(93)
Dividends Paid	(448)	(433)
Shares Repurchased	(1,930)	(2,515)
Other Financing Activities	19	15
Net Cash Used in Financing Activities	(2,505)	(3,026)

Net Decrease in Cash and Cash Equivalents	(1,002)	(1,515)

CASH AND CASH EQUIVALENTS
Cash and Cash Equivalents at Beginning of Period	1,958	2,239
Cash and Cash Equivalents at End of Period	$956	$724

SUPPLEMENTAL CASH FLOW INFORMATION
Issuance of Common Stock as Consideration for Acquisition	$—	$422

See accompanying notes to consolidated financial statements.
CSX Q2 2023 Form 10-Q p.5

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY (Unaudited)
(Dollars in millions)

Six Months 2023	Common Shares Outstanding (Thousands)	Common Stock and Other Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(a)	Non-controlling Minority Interest	Total Shareholders' Equity

Balance December 31, 2022	2,066,367	$2,640	$10,363	$(388)	$10	$12,625
Comprehensive Earnings:
Net Earnings	—	—	987	—	—	987
Other Comprehensive Income	—	—	—	2	—	2
Total Comprehensive Earnings						989

Common stock dividends, $0.11 per share	—	—	(226)	—	—	(226)
Share Repurchases	(35,157)	(35)	(1,032)	—	—	(1,067)
Stock Option Exercises and Other	1,865	15	—	—	(2)	13
Balance March 31, 2023	2,033,075	$2,620	$10,092	$(386)	$8	$12,334
Comprehensive Earnings:
Net Earnings	—	—	996	—	—	996
Other Comprehensive Income	—	—	—	(4)	—	(4)
Total Comprehensive Earnings						992

Common stock dividends, $0.11 per share	—	—	(222)	—	—	(222)
Share Repurchases	(27,434)	(28)	(835)	—	—	(863)
Stock Option Exercises and Other	712	38	(1)	—	(4)	33
Balance June 30, 2023	2,006,353	$2,630	$10,030	$(390)	$4	$12,274

(a) Accumulated Other Comprehensive Loss balances shown above are net of tax. The associated taxes were $121 million and $107 million as of first and second quarters 2023, respectively. For additional information, see Note 10, Other Comprehensive Income.

See accompanying notes to consolidated financial statements.
CSX Q2 2023 Form 10-Q p.6

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
CSX Q2 2023 Form 10-Q p.7

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

Sale of Property Rights to the Commonwealth of Virginia
On March 26, 2021, the Company entered into a comprehensive agreement to sell certain property rights in three CSX-owned line segments to the Commonwealth of Virginia (“Commonwealth”) over three phases. The timing and amount of gains recognized were based on the allocation of fair value to each conveyance, the timing of conveyances and collectability. Over the course of this transaction, which was completed in 2022, total proceeds of $525 million were collected and total gains of $493 million were recognized. A gain of $20 million was recognized in first quarter 2022 related to the closing of the second phase. During second quarter 2022, the final $125 million of proceeds was approved by the Commonwealth, which resulted in a $122 million gain related to property rights previously conveyed. These proceeds were collected during fourth quarter 2022 upon closing of the third phase.
CSX Q2 2023 Form 10-Q p.8

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

Fiscal Year
The Company's fiscal periods are based upon the calendar year. Except as otherwise specified, references to “second quarter(s)” or “six months” indicate CSX's fiscal periods ending June 30, 2023 and June 30, 2022, and references to "year-end" indicate the fiscal year ended December 31, 2022.

New Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. As the London Interbank Offered Rate ("LIBOR") will no longer be available beginning July 2023, this standard update provides practical expedients for contract modifications made as part of the transition from LIBOR to alternative reference rates. The guidance was effective upon issuance and at present can generally be applied through December 31, 2024. As of June 30, 2023, the Company applied the practical expedient to its forward starting interest rate swaps. See Note 7, Debt and Credit Agreements, for additional information. The Company does not have any other contracts that will be affected by a transition from LIBOR.
CSX Q2 2023 Form 10-Q p.9

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2.    Earnings Per Share

The following table sets forth the computation of basic earnings per share and earnings per share, assuming dilution.

	Second Quarters		Six Months
	2023	2022	2023	2022
Numerator (Dollars in millions):
Net Earnings	$996	$1,178	$1,983	$2,037

Denominator (Units in millions):
Average Common Shares Outstanding	2,020	2,158	2,037	2,173
Other Potentially Dilutive Common Shares	5	5	5	5
Average Common Shares Outstanding, Assuming Dilution	2,025	2,163	2,042	2,178

Net Earnings Per Share, Basic	$0.49	$0.55	$0.97	$0.94
Net Earnings Per Share, Assuming Dilution	$0.49	$0.54	$0.97	$0.94

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

	Second Quarters		Six Months
	2023	2022	2023	2022
Antidilutive Stock Options Excluded from Diluted EPS (Units in millions)	3	3	4	3
NOTE 2.    Earnings Per Share, continued

Share Repurchases
In July 2022, the share repurchase program announced in October 2020 was completed and the Company announced a $5 billion share repurchase program. Total repurchase authority remaining was $1.3 billion as of June 30, 2023.

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

During second quarters and six months ended June 30, 2023, and June 30, 2022, the Company engaged in the following repurchase activities:

	Second Quarters		Six Months
	2023	2022	2023	2022
Shares Repurchased (Millions)	28	47	63	76
Cost of Shares (Dollars in millions)	$863	$1,499	$1,930	$2,515

Dividend Increase
In February 2023, the Company's Board of Directors authorized a 10% increase in the quarterly cash dividend to $0.11 per common share.

CSX Q2 2023 Form 10-Q p.10

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

	Second Quarters		Six Months
(Dollars in millions)	2023	2022	2023	2022
Share-Based Compensation Expense:
Performance Units	$6	$6	$9	$26
Restricted Stock Units	5	3	9	9
Stock Options	3	3	6	10
Employee Stock Purchase Plan	3	1	4	2
Stock Awards for Directors	—	—	2	2
Total Share-Based Compensation Expense	$17	$13	$30	$49
Income Tax Benefit	$3	$3	$7	$12

Long-term Incentive Plan
In February 2023, the Company granted the following awards under a new long-term incentive plan ("LTIP") for the years 2023 through 2025, which was adopted under the CSX 2019 Stock and Incentive Award Plan.

	Granted (in Thousands)	Weighted Avg. Fair Value
Performance Units	680	$32.77
Restricted Stock Units	648	31.67
Stock Options	1,067	9.86

CSX Q2 2023 Form 10-Q p.11

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

CSX Q2 2023 Form 10-Q p.12

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4.    Casualty, Environmental and Other Reserves

Personal injury and environmental reserves are considered critical accounting estimates due to the need for management judgment. Casualty, environmental and other reserves are provided for in the consolidated balance sheets as shown in the table below.

	June 30, 2023			December 31, 2022
(Dollars in millions)	Current	Long-term	Total	Current	Long-term	Total

Casualty:
Personal Injury	$40	$86	$126	$40	$86	$126
Occupational	7	59	66	10	58	68
Total Casualty	47	145	192	50	144	194
Environmental	44	116	160	53	108	161
Other	47	38	85	41	40	81
Total	$138	$299	$437	$144	$292	$436

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

Casualty
Casualty reserves of $192 million and $194 million as of June 30, 2023, and December 31, 2022, respectively, represent accruals for personal injury, occupational disease and occupational injury claims primarily related to railroad operations. The Company's self-insured retention amount for casualty claims is $100 million per occurrence. Currently, no individual claim is expected to exceed the self-insured retention amount.

Personal Injury
Personal injury reserves represent liabilities for employee work-related and third-party injuries. Work-related injuries for CSXT employees are primarily subject to the Federal Employers’ Liability Act (“FELA”). CSXT retains an independent actuary to assist management in assessing the value of personal injury claims. An analysis is performed by the actuary quarterly and is reviewed by management. This analysis did not result in a material adjustment to the personal injury reserve in the quarters and six months ended June 30, 2023, or June 30, 2022.

CSX Q2 2023 Form 10-Q p.13

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4.    Casualty, Environmental and Other Reserves, continued

Occupational
Occupational reserves represent liabilities arising from allegations of exposure to certain materials in the workplace (such as solvents, soaps, chemicals and diesel fumes), past exposure to asbestos or allegations of chronic physical injuries resulting from work conditions (such as repetitive stress injuries). The Company retains an independent actuary to analyze the Company’s historical claim filings, settlement amounts, and dismissal rates to assist in determining future anticipated claim filing rates and average settlement values. This analysis is performed by the actuary and reviewed by management quarterly. The analysis did not result in a material adjustment to the occupational reserve in the quarters and six months ended June 30, 2023, or June 30, 2022.

Environmental
Environmental reserves were $160 million and $161 million as of June 30, 2023, and December 31, 2022, respectively. The Company is a party to various proceedings related to environmental issues, including administrative and judicial proceedings involving private parties and regulatory agencies. The Company has been identified as a potentially responsible party at approximately 240 environmentally impaired sites. Many of these are, or may be, subject to remedial action under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), also known as the Superfund Law, or similar state statutes. Most of these proceedings arose from environmental conditions on properties used for ongoing or discontinued railroad operations. A number of these proceedings, however, are based on allegations that the Company, or its predecessors, sent hazardous substances to facilities owned or operated by others for treatment, recycling or disposal. In addition, some of the Company's land holdings were leased to others for commercial or industrial uses that may have resulted in releases of hazardous substances or other regulated materials onto the property and could give rise to proceedings against the Company.

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

Other
Other reserves were $85 million and $81 million as of June 30, 2023, and December 31, 2022, respectively. Other reserves include liabilities for various claims, such as automobile, property, general liability, workers' compensation and longshoremen disability claims.

CSX Q2 2023 Form 10-Q p.14

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

The Company is able to estimate a range of possible loss for certain legal proceedings for which a loss is reasonably possible in excess of reserves established. The Company has estimated this range to be $3 million to $23 million in aggregate at June 30, 2023. This estimated aggregate range is based upon currently available information and is subject to significant judgment and a variety of assumptions. Accordingly, the Company's estimate will change from time to time, and actual losses may vary significantly from the current estimate.

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
CSX Q2 2023 Form 10-Q p.15

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

For the lower eight miles of the Study Area, EPA issued its Record of Decision detailing the agency’s mandated remedial process in March 2016. Occidental Chemical Corporation ("Occidental") is performing the remedial design for the lower eight-mile portion of the Study Area pursuant to a consent order with EPA.
For the remaining upper nine miles of the Study Area, EPA selected an interim remedy in a Record of Decision dated September 28, 2021. On March 2, 2023, EPA issued an administrative order requiring Occidental to design the interim remedy for the upper nine miles of the Study Area.
Approximately 80 parties, including Pharmacia, participated in an EPA-directed allocation and settlement process to assign responsibility. CSXT participated in the EPA-directed allocation and settlement process on behalf of Pharmacia. On March 2, 2022, EPA issued a Notice Letter to Pharmacia, Occidental and eight other parties alleging they are liable under Section 107(a) of CERCLA for releases or threatened releases of hazardous substances and requesting each party, individually or collectively, submit good faith offers to EPA in connection with the entire Study Area. CSXT, on behalf of Pharmacia, responded to the Notice Letter and submitted a good faith offer to EPA on June 27, 2022, following meetings with a mediator from EPA’s Conflict Prevention and Resolution Center. Negotiations with EPA and other parties to resolve this matter continue.

CSXT is also defending and indemnifying Pharmacia with regard to the Property in litigation filed by Occidental, which is seeking to recover its past and future costs associated with the remediation of the entire Study Area. Alternatively, Occidental seeks to compel some, or all, of the defendants to participate in the remediation of the Study Area. Pharmacia is one of approximately 110 defendants in a federal lawsuit filed by Occidental on June 30, 2018, and one of 37 defendants in a federal lawsuit filed by Occidental on March 24, 2023. CSXT is also defending and indemnifying Pharmacia in a cooperative natural resource damages assessment process related to the Property.

Based on currently available information, the Company does not believe its share of remediation costs as determined by the EPA-directed allocation with respect to the Property and the Study Area would be material to the Company's financial condition, results of operations or liquidity.
CSX Q2 2023 Form 10-Q p.16

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

	Pension Benefits Cost
	Second Quarters		Six Months
(Dollars in millions)	2023	2022	2023	2022
Service Cost Included in Labor and Fringe	$6	$8	$12	$16

Interest Cost	28	16	56	32
Expected Return on Plan Assets	(41)	(47)	(82)	(94)
Amortization of Net Loss	7	13	14	25
Total Included in Other Income - Net	(6)	(18)	(12)	(37)

Net Periodic Benefit Credit	$—	$(10)	$—	$(21)

Qualified pension plan obligations are funded in accordance with regulatory requirements and with an objective of meeting or exceeding minimum funding requirements necessary to avoid restrictions on flexibility of plan operation and benefit payments. No contributions to the Company's qualified pension plans are expected in 2023.

CSX Q2 2023 Form 10-Q p.17

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 7.    Debt and Credit Agreements

Total activity related to long-term debt as of the end of second quarter 2023 is shown in the table below. For fair value information related to the Company's long-term debt, see Note 9, Fair Value Measurements.

(Dollars in millions)	Current Portion	Long-term Portion	Total
Long-term Debt as of December 31, 2022	$151	$17,896	$18,047
2023 Activity:
Long-term Debt Repaid	(146)	—	(146)
Reclassifications	4	(4)	—
Hedging, Discount, Premium and Other Activity	1	6	7
Long-term Debt as of June 30, 2023	$10	$17,898	$17,908

Interest Rate Derivatives
Fair Value Hedges
In first quarter 2022, CSX entered into five separate fixed-to-floating interest rate swaps classified as fair value hedges. The swaps are designed to hedge 10 years of interest rate risk associated with market fluctuations attributable to the Secured Overnight Financing Rate ("SOFR") on a cumulative $800 million of fixed rate outstanding notes which are due between 2036 and 2040. The cumulative fair value of these swaps, which is included in other long-term liabilities on the consolidated balance sheet, was a liability of $119 million and $118 million as of June 30, 2023, and December 31, 2022, respectively. The associated cumulative adjustment to the hedged notes is included in long-term debt. Gains and losses resulting from changes in fair value of the interest rate swaps offset changes in the fair value of the hedged portion of the underlying debt with no gain or loss recognized due to hedge ineffectiveness. The difference in the net fixed-to-float interest settlement on the derivatives is recognized in interest expense and was not material in the second quarters or six months ended June 30, 2023, or June 30, 2022. The swaps will expire in 2032. If settled early, the remaining cumulative fair value adjustment to the hedged notes will be amortized over the remaining life of the associated notes. The amounts recorded in long-term debt on the consolidated balance sheet related to these fair value hedges are summarized in the table below.

(Dollars in millions)	June 30, 2023	December 31, 2022
Notional Value of Hedged Notes	$800	$800
Cumulative Fair Value Adjustment to Hedged Notes	(119)	(118)
Carrying Amount of Hedged Notes	$681	$682

CSX Q2 2023 Form 10-Q p.18

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 7.    Debt and Credit Agreements, continued

Cash Flow Hedges
The unsettled aggregate notional value of forward starting interest rate swaps, classified as cash flow hedges, executed in 2020 is $227 million. These swaps, which had a notional value of $500 million at inception, were effected to hedge the benchmark interest rate associated with future interest payments related to the anticipated refinancing of $850 million of 3.25% notes due in 2027. In accordance with the Derivatives and Hedging Topic in the ASC, the Company has designated these swaps as cash flow hedges. Under the terms of the Adjustable Interest Rate (LIBOR) Act, the reference rate on the swaps were automatically replaced with daily compounded SOFR plus the fallback spread on July 1, 2023, the LIBOR replacement date. As of June 30, 2023, and December 31, 2022, the asset value of the forward starting interest rate swaps was $86 million and $127 million, respectively, and was recorded in other long-term assets on the consolidated balance sheet. Unrealized gains or losses associated with changes in the fair value of the hedge are recorded net of tax in accumulated other comprehensive income (“AOCI”) on the consolidated balance sheet.

In second quarter 2023, CSX executed a partial settlement equal to $113 million notional value of the cash flow hedges, which resulted in CSX receiving a cash payment of $44 million included in other operating activities on the consolidated cash flow statement. The unrealized gain associated with the settled portion of the hedges will continue to be classified in AOCI until the associated debt instrument is issued in the future. Unless settled early, the remainder of the swaps will expire in 2027 and the unrealized gain or loss in AOCI will be recognized in earnings as an adjustment to interest expense over the same period during which the hedged transaction affects earnings. Unrealized amounts related to the hedge, recorded net of tax in other comprehensive income, are summarized in the table below.

	Second Quarters		Six Months
(Dollars in millions)	2023	2022	2023	2022
Unrealized Gain (Loss) - Net	$(7)	$33	$(10)	$54

See Note 9, Fair Value Measurements, and Note 10, Other Comprehensive Income (Loss), for additional information about the Company's hedges.

Credit Facility
In February 2023, CSX replaced its existing $1.2 billion unsecured revolving credit facility with a new $1.2 billion unsecured revolving credit facility backed by a diverse syndicate of banks. This facility allows same-day borrowings at floating interest rates, based on SOFR or an agreed-upon replacement reference rate, plus a spread that depends upon CSX's senior unsecured debt ratings. This facility expires in February 2028. As of June 30, 2023, the Company had no outstanding balances under this facility.

Commitment fees and interest rates payable under the facility were similar to fees and rates available to comparably rated investment-grade borrowers. As of second quarter 2023, CSX was in compliance with all covenant requirements under this facility.

Commercial Paper
Under its commercial paper program, which is backed by the revolving credit facility, the Company may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $1.0 billion outstanding at any one time. Proceeds from issuances of the notes are expected to be used for general corporate purposes. At June 30, 2023, the Company had no outstanding debt under the commercial paper program.

CSX Q2 2023 Form 10-Q p.19

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 8.     Revenues

The Company’s revenues are primarily derived from the transportation of freight as performance obligations that arise from its contracts with customers are satisfied. The following table presents the Company’s revenues disaggregated by market as this best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors:

	Second Quarters		Six Months
(Dollars in millions)	2023	2022	2023	2022

Chemicals	$642	$666	$1,292	$1,284
Agricultural and Food Products	415	412	852	799
Automotive	323	268	597	495
Forest Products	257	251	518	479
Metals and Equipment	240	216	479	413
Minerals	191	170	364	314
Fertilizers	128	118	257	238
Total Merchandise	2,196	2,101	4,359	4,022

Coal	637	651	1,270	1,184
Intermodal	492	602	991	1,129
Trucking	227	259	460	489
Other	147	202	325	404
Total	$3,699	$3,815	$7,405	$7,228

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

(Dollars in millions)	June 30, 2023	December 31, 2022

Freight Receivables	$1,020	$1,067
Freight Allowance for Credit Losses	(17)	(16)
Freight Receivables, net	1,003	1,051

Non-Freight Receivables	342	279
Non-Freight Allowance for Credit Losses	(18)	(17)
Non-Freight Receivables, net	324	262
Total Accounts Receivable, net	$1,327	$1,313

The Company maintains an allowance for credit losses to provide for the estimated amount of receivables that will not be collected. The allowance is based upon an assessment of risk characteristics, historical payment experience, and the age of outstanding receivables adjusted for forward-looking economic conditions as necessary. Credit losses recognized on the Company’s accounts receivable were not material in the second quarters or six months ended June 30, 2023, and 2022.
CSX Q2 2023 Form 10-Q p.20

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 9.    Fair Value Measurements

Investments
The Company's investment assets are carried at fair value on the consolidated balance sheet in accordance with the Fair Value Measurements and Disclosures Topic in the ASC. They are valued with assistance from a third-party trustee and consist of fixed income mutual funds, corporate bonds and government securities. The fixed income mutual funds are valued at the net asset value of shares held based on quoted market prices determined in an active market, which are Level 1 inputs. The corporate bonds and government securities are valued using broker quotes that utilize observable market inputs, which are Level 2 inputs. Unrealized losses as of June 30, 2023, were not material. The Company believes any impairment of investments held with gross unrealized losses to be temporary and not the result of credit risk.

The Company's investment assets are carried at fair value on the consolidated balance sheets as summarized in the following table.

	June 30, 2023			December 31, 2022
(Dollars in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Fixed Income Mutual Funds	$77	$—	$77	$89	$—	$89
Corporate Bonds	—	49	49	—	49	49
Government Securities	—	17	17	—	58	58
Total investments at fair value	$77	$66	$143	$89	$107	$196

Total investments at amortized cost			$148			$201

These investments have the following maturities:

(Dollars in millions)	June 30, 2023	December 31, 2022
Less than 1 year	$78	$129
1 - 5 years	24	24
5 - 10 years	9	10
Greater than 10 years	32	33
Total investments at fair value	$143	$196
CSX Q2 2023 Form 10-Q p.21

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

The fair value and carrying value of the Company's long-term debt is as follows:

(Dollars in millions)	June 30, 2023	December 31, 2022
Long-term Debt (Including Current Maturities):
Fair Value	$16,313	$16,135
Carrying Value	17,908	18,047

Interest Rate Derivatives
The Company’s fixed-to-floating and forward starting interest rate swaps are carried at their respective fair values, which are determined with assistance from a third party based upon pricing models using inputs observed from actively quoted markets. All of the inputs used to determine the fair value of the swaps are Level 2 inputs. The fair value of the Company’s fixed-to-floating interest rate swaps was a liability of $119 million and $118 million as of June 30, 2023, and December 31, 2022, respectively. The fair value of the Company’s forward starting interest rate swap asset was $86 million and $127 million as of June 30, 2023, and December 31, 2022, respectively. See Note 7, Debt and Credit Agreements, for further information.

CSX Q2 2023 Form 10-Q p.22

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 10.     Other Comprehensive Income (Loss)

Total comprehensive earnings are defined as all changes in shareholders' equity during a period, other than those resulting from investments by and distributions to shareholders (e.g. issuance of equity securities and dividends). Generally, for CSX, total comprehensive earnings equal net earnings plus or minus adjustments for pension and other post-retirement liabilities as well as derivative activity and other adjustments. Total comprehensive earnings represent the activity for a period net of tax and was $992 million and $1.2 billion for second quarters 2023 and 2022, respectively, and $2.0 billion and $2.1 billion for the six months ended June 30, 2023, and 2022, respectively.

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

	Pension and Other Post-Employment Benefits	Interest Rate Derivatives	Other	Accumulated Other Comprehensive Income (Loss)
(Dollars in millions)
Balance December 31, 2022, Net of Tax	$(497)	$150	$(41)	$(388)
Other Comprehensive Income (Loss)
Income Before Reclassifications	—	3	—	3
Amounts Reclassified to Net Earnings	10	—	—	10
Tax Expense	(2)	(13)	—	(15)
Total Other Comprehensive Income	8	(10)	—	(2)
Balance June 30, 2023, Net of Tax	$(489)	$140	$(41)	$(390)
CSX Q2 2023 Form 10-Q p.23

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER 2023 HIGHLIGHTS

•Revenue decreased $116 million, or 3% year over year.
•Expenses increased $105 million, or 5% year over year.
•Operating income of $1.5 billion decreased $221 million, or 13%, year over year.
•Operating ratio of 59.9% increased 450 basis points versus prior year.
•Earnings per diluted share of $0.49 decreased $0.05, or 9%, year over year.

	Second Quarters				Six Months
	2023	2022	Fav/ (Unfav)	% Change	2023	2022	Fav/ (Unfav)	% Change
Volume (in thousands)	1,546	1,594	(48)	(3)%	3,032	3,092	(60)	(2)%

(in millions)
Revenue	$3,699	$3,815	$(116)	(3)	$7,405	$7,228	$177	2
Expense	2,217	2,112	(105)	(5)	4,459	4,243	(216)	(5)
Operating Income	$1,482	$1,703	$(221)	(13)%	$2,946	$2,985	$(39)	(1)%

Operating Ratio	59.9%	55.4%	(450)	bps	60.2%	58.7%	(150)	bps

Earnings Per Diluted Share	$0.49	$0.54	$(0.05)	(9)%	$0.97	$0.94	$0.03	3%

CSX Q2 2023 Form 10-Q p.24

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Volume and Revenue (Unaudited)
Volume (Thousands of units); Revenue (Dollars in Millions); Revenue Per Unit (Dollars)
Second Quarters
	Volume			Revenue			Revenue Per Unit
	2023	2022	% Change	2023	2022	% Change	2023	2022	% Change
Chemicals	160	165	(3)%	$642	$666	(4)%	$4,013	$4,036	(1)%
Agricultural and Food Products	118	120	(2)	415	412	1	3,517	3,433	2
Automotive	103	85	21	323	268	21	3,136	3,153	(1)
Minerals	95	90	6	191	170	12	2,011	1,889	6
Metals and Equipment	74	69	7	240	216	11	3,243	3,130	4
Forest Products	72	74	(3)	257	251	2	3,569	3,392	5
Fertilizers	55	54	2	128	118	8	2,327	2,185	6
Total Merchandise	677	657	3	2,196	2,101	5	3,244	3,198	1
Intermodal	684	759	(10)	492	602	(18)	719	793	(9)
Coal	185	178	4	637	651	(2)	3,443	3,657	(6)
Trucking	—	—	—	227	259	(12)	—	—	—
Other	—	—	—	147	202	(27)	—	—	—
Total	1,546	1,594	(3)%	$3,699	$3,815	(3)%	$2,393	$2,393	—%

Six Months
	Volume			Revenue			Revenue Per Unit
	2023	2022	% Change	2023	2022	% Change	2023	2022	% Change
Chemicals	320	326	(2)%	$1,292	$1,284	1%	$4,038	$3,939	3%
Agricultural and Food Products	240	238	1	852	799	7	3,550	3,357	6
Automotive	189	163	16	597	495	21	3,159	3,037	4
Minerals	178	162	10	364	314	16	2,045	1,938	6
Metals and Equipment	147	135	9	479	413	16	3,259	3,059	7
Forest Products	145	144	1	518	479	8	3,572	3,326	7
Fertilizers	105	110	(5)	257	238	8	2,448	2,164	13
Total Merchandise	1,324	1,278	4	4,359	4,022	8	3,292	3,147	5
Intermodal	1,338	1,481	(10)	991	1,129	(12)	741	762	(3)
Coal	370	333	11	1,270	1,184	7	3,432	3,556	(3)
Trucking	—	—	—	460	489	(6)	—	—	—
Other	—	—	—	325	404	(20)	—	—	—
Total	3,032	3,092	(2)%	$7,405	$7,228	2%	$2,442	$2,338	4%

CSX Q2 2023 Form 10-Q p.25

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Second Quarter 2023

Revenue
Total revenue decreased 3% in second quarter 2023 when compared to second quarter 2022 primarily due to lower fuel recovery, decreases in other revenue, pricing declines in export coal due to the impact of lower benchmark rates, and lower intermodal volume. These decreases were partially offset by pricing and volume gains in merchandise as well as higher coal volumes.

Merchandise Volume
Chemicals - Decreased primarily due to lower shipments of materials used in making plastics, partially offset by higher shipments of waste.

Agricultural and Food Products - Decreased due to lower shipments of export grain, partially offset by higher shipments of feed grain for the domestic market.
Automotive - Increased due to higher North American vehicle production as well as new business wins.

Minerals - Increased due to higher shipments of aggregates and cement driven by increased road construction and other infrastructure-related activities.

Metals and Equipment - Increased due to higher scrap and steel shipments, as well as stronger equipment shipments.

Forest Products - Decreased primarily due to lower shipments of pulpboard, partially offset by higher shipments of building products.

Fertilizers - Increased due to higher shipments of potash and nitrogen, partially offset by declines in short-haul phosphate shipments.

Intermodal Volume
Lower volume was primarily due to decreased international shipments driven by high inventory levels and lower imports. Domestic shipments also decreased primarily due to the impacts of a softening truck market.

Coal Volume
Export coal increased due to higher shipments of metallurgical and thermal coal. Domestic coal decreased due to lower shipments of coal to northern utility plants.

Trucking Revenue
Trucking revenue decreased $32 million versus the prior year due to lower fuel and capacity surcharges.

Other Revenue
Other revenue was $55 million lower, primarily resulting from lower intermodal storage and equipment usage, partially offset by adjustments to revenue reserves.
CSX Q2 2023 Form 10-Q p.26

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Expenses
Expenses of $2.2 billion increased $105 million, or 5%, in second quarter 2023 when compared to the second quarter 2022.

Labor and Fringe expense increased $57 million due to the following:
•An increase of $44 million was driven by inflation.
•Other costs increased $13 million, as the impact of increased headcount in 2023 was partially offset by prior year Pan Am acquisition-related costs of $7 million.

Purchased Services and Other expense increased $37 million due to the following:
•Operating support costs increased $53 million primarily as a result of higher repair and maintenance costs as well as inflation. These increases were partially offset by lower intermodal expenses.
•Other costs decreased $16 million due to several non-significant items, including the impact of prior year Pan Am acquisition-related costs of $11 million.

Depreciation and Amortization expense increased $33 million primarily as the result of a 2022 equipment depreciation study as well as a larger asset base.

Fuel costs decreased $134 million primarily resulting from a 32% decrease in locomotive fuel prices, partially offset by higher fuel consumption.

Equipment and Other Rents expense decreased $5 million driven by lower net car hire costs, as savings from improved days per load were partially offset by higher volume from automotive and other merchandise markets.

Gains on Property Dispositions decreased to $12 million from $129 million in the prior year. Second quarter 2022 included a gain of $122 million related to the sale of property rights to the Commonwealth of Virginia under a multi-phase agreement.

Interest Expense
Interest expense increased $30 million primarily due to higher average debt balances and higher interest rates.

Other Income - Net
Other income - net increased $5 million primarily due to higher interest income, partially offset by a decrease in net pension benefit credits.

Income Tax Expense
Income tax expense decreased $64 million mostly due to lower earnings before income taxes.
CSX Q2 2023 Form 10-Q p.27

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Six Months Results of Operations

Revenue increased $177 million primarily due to volume and pricing gains in merchandise as well as higher coal volumes, partially offset by lower intermodal volumes, pricing declines in export coal and decreases in other revenue.

Total expense increased $216 million primarily due to lower gains on property dispositions, increased inflation and higher operating support costs, partially offset by lower fuel prices.

Interest expense increased $52 million primarily as a result of higher average debt balances and higher effective interest rates.

Other income - net increased $20 million largely due to higher interest income, partially offset by a decrease in net pension benefit credits.

Income tax expense decreased $17 million primarily due to lower earnings before income taxes.

CSX Q2 2023 Form 10-Q p.28

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

Free Cash Flow
Management believes that free cash flow is supplemental information useful to investors as it is important in evaluating the Company’s financial performance. More specifically, free cash flow measures cash generated by the business after reinvestment. This measure represents cash available for both equity and bond investors to be used for dividends, share repurchases or principal reduction on outstanding debt. Free cash flow is calculated by using net cash from operations and adjusting for property additions and proceeds and advances from property dispositions. Free cash flow should be considered in addition to, rather than a substitute for, cash provided by operating activities. The decrease in free cash flow before dividends from the prior year of $245 million is due to higher property additions and less cash from operating activities.

The following table reconciles cash provided by operating activities (GAAP measure) to free cash flow, before dividends (non-GAAP measure).

	Six Months
(Dollars in millions)	2023	2022
Net cash provided by operating activities (a)	$2,483	$2,530
Property Additions	(1,015)	(811)
Proceeds and Advances from Property Dispositions	35	29
Free Cash Flow (before payment of dividends)	$1,503	$1,748
(a) Net Cash Provided by Operating Activities for six months ended June 30, 2023, includes the impact of $238 million in payments of retroactive wages and bonuses related to finalized labor agreements.

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

In second quarter 2023, velocity increased by 16% and dwell improved by 21% versus prior year. Carload trip plan performance increased to 84% compared to 59% in the prior year while intermodal trip plan performance increased to 96% compared to 90% in the prior year.
CSX Q2 2023 Form 10-Q p.29

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The FRA train accident rate of 3.25 in second quarter 2023 decreased by 16% compared to prior year. The personal injury frequency index of 0.81 decreased 24% compared to prior year. Safety is a guiding principle at CSX, and the Company remains focused on instilling safety culture, especially in new hires. CSX is committed to reducing risk and enhancing the overall safety of its employees, customers and communities in which the Company operates.

	Second Quarters			Six Months
	2023	2022	Improvement/ (Deterioration)	2023	2022	Improvement/ (Deterioration)
Operations Performance (a)
Train Velocity (Miles per hour)	17.7	15.3	16%	18.1	15.6	16%
Dwell (Hours)	9.3	11.8	21%	9.2	11.5	20%
Cars Online	126,984	140,967	10%	126,640	139,724	9%
On-Time Originations	78%	62%	26%	81%	63%	29%
On-Time Arrivals	71%	50%	42%	74%	53%	40%
Carload Trip Plan Performance	84%	59%	42%	85%	61%	39%
Intermodal Trip Plan Performance	96%	90%	7%	96%	88%	9%
Fuel Efficiency	1.00	0.97	(3)%	1.01	0.99	(2)%

Revenue Ton-Miles (Billions)
Merchandise	32.3	32.1	1%	64.6	63.3	2%
Coal	9.2	8.4	10%	18.4	16.0	15%
Intermodal	7.0	7.7	(9)%	13.9	15.3	(9)%
Total Revenue Ton-Miles	48.5	48.2	1%	96.9	94.6	2%

Total Gross Ton-Miles (Billions)	95.7	95.0	1%	190.1	186.4	2%

Safety (b)
FRA Personal Injury Frequency Index	0.81	1.07	24%	0.94	0.94	—%
FRA Train Accident Rate	3.25	3.87	16%	3.48	3.34	(4)%
(a) Beginning second quarter 2023, all operations performance metrics include results from the network acquired from Pan Am. The impact of including Pan Am data was insignificant.
(b) Safety metrics do not include results from the network acquired from Pan Am. These metrics will be updated to include the Pan Am network results as integration completes.
Certain operating statistics are estimated and can continue to be updated as actuals settle. The methodology for calculating train velocity, dwell, cars online and trip plan performance differs from that used by the Surface Transportation Board. The Company will continue to report these metrics to the Surface Transportation Board using the prescribed methodology.
Key Performance Measures Definitions
Train Velocity - Average train speed between origin and destination in miles per hour (does not include locals, yard jobs, work trains or passenger trains). Train velocity measures actual train miles and times of a train movement on CSX's network.
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
CSX Q2 2023 Form 10-Q p.30

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

Material Changes in Significant Cash Flows
Significant Cash Flows
    The following chart highlights the operating, investing and financing components of the net decreases of $1.0 billion and $1.5 billion in cash and cash equivalents for six months ended June 30, 2023 and June 30, 2022, respectively.

•The Company generated $47 million less cash from operating activities primarily driven by unfavorable working capital activities, including the payments of $238 million for retroactive wages and bonuses related to finalized labor agreements. This decrease was partially offset by higher cash-generating income.
•CSX used $39 million less cash for investing activities primarily as a result of decreased acquisition spending and higher net sales of short-term investments, partially offset by higher property additions.
•The Company used $521 million less cash for financing activities, driven by lower share repurchases.

Sources of Cash and Liquidity and Uses of Cash
As of the end of second quarter 2023, CSX had $956 million of cash and cash equivalents. CSX uses current cash balances for general corporate purposes, which may include capital expenditures, working capital requirements, reduction or refinancing of outstanding indebtedness, redemptions and repurchases of CSX common stock, dividends to shareholders, acquisitions and other business opportunities, and contributions to the Company's qualified pension plan. See Note 7, Debt and Credit Agreements.

The Company has multiple sources of liquidity, including cash generated from operations and financing sources. The Company filed a shelf registration statement with the SEC on February 16, 2022, which may be used to issue debt or equity securities at CSX’s discretion, subject to market conditions and CSX Board authorization. While CSX seeks to give itself flexibility with respect to cash requirements, there can be no assurance that market conditions would permit CSX to sell such securities on acceptable terms at any given time, or at all. During the six months ended June 30, 2023, CSX did not issue any long-term debt.
CSX Q2 2023 Form 10-Q p.31

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CSX has a $1.2 billion unsecured, revolving credit facility backed by a diverse syndicate of banks that expires in February 2028. At June 30, 2023, the Company had no outstanding balances under this facility. The Company also has a commercial paper program, backed by the revolving credit facility, under which the Company may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $1.0 billion outstanding at any one time. At June 30, 2023, the Company had no outstanding debt under the commercial paper program.

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
Total assets decreased $695 million from year end primarily due to the $1.0 billion decrease in cash as noted above. This decrease was partially offset by a $235 million increase in net property consistent with planned capital expenditures.

Total liabilities decreased $344 million from year end primarily due to a $263 million decrease in labor and fringe benefits payable and a $141 million decrease in current debt driven by the maturity of secured equipment notes in first quarter 2023. The decrease in labor and fringe benefits payable was driven by payouts of accrued retroactive wages and bonuses as well as incentive compensation. Total shareholders' equity decreased $351 million from year end primarily driven by share repurchases of $1.9 billion and dividends paid of $448 million, partially offset by net earnings of $2.0 billion.

Working capital is considered a measure of a company's ability to meet its short-term needs. CSX had a working capital surplus of $856 million as of June 30, 2023, and $1.4 billion as of December 31, 2022. This decrease of $522 million since year end is primarily due to cash paid for share repurchases of $1.9 billion and property additions of $1.0 billion, partially offset by cash earned from operations. The Company's working capital balance varies due to factors such as the timing of scheduled debt payments and changes in cash and cash equivalent balances as discussed above. The Company continues to maintain adequate liquidity to satisfy current liabilities and maturing obligations when they come due. CSX has sufficient financial capacity, including its revolving credit facility, commercial paper program and shelf registration statement to manage its day-to-day cash requirements and any anticipated obligations. The Company from time to time accesses the credit markets for additional liquidity.

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

CSX Q2 2023 Form 10-Q p.32

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Completed Transactions
Acquisition of Pan Am Systems, Inc.
On June 1, 2022, CSX acquired Pan Am for a purchase price of $600 million. The results of Pan Am's operations and its cash flows were consolidated prospectively.

Sale of Property Rights to the Commonwealth of Virginia
On March 26, 2021, the Company entered into a comprehensive agreement to sell certain property rights in three CSX-owned line segments to the Commonwealth of Virginia (“Commonwealth”) over three phases. Over the course of this transaction, which was completed in 2022, total proceeds of $525 million were collected and total gains of $493 million were recognized. A gain of $20 million was recognized in first quarter 2022 related to the closing of the second phase. During second quarter 2022, the final $125 million of proceeds was approved by the Commonwealth, which resulted in a $122 million gain related to property rights previously conveyed. These proceeds were collected during fourth quarter 2022 upon closing of the third phase.

Guaranteed Notes Issued By CSXT
In 2007, CSXT, a wholly-owned subsidiary of CSX Corporation, issued in a registered public offering $381 million of equipment notes, which were fully and unconditionally guaranteed by CSX Corporation. These notes matured on January 15, 2023.

LABOR AGREEMENTS
Approximately 17,400 of the Company's approximately 22,700 employees are members of a rail labor union. As of December 2, 2022, all 12 rail unions at CSX that participated in national bargaining were covered by national agreements with the Class I railroads and CSX-specific agreements that will remain in effect through December 31, 2024.
CSX Q2 2023 Form 10-Q p.33

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

CSX Q2 2023 Form 10-Q p.34

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
CSX Q2 2023 Form 10-Q p.35

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
CSX Q2 2023 Form 10-Q p.36

CSX CORPORATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk from the information provided under Part II, Item 7A (Quantitative and Qualitative Disclosures about Market Risk) of CSX's most recent annual report on Form 10-K, except as provided below.

Changes in interest rates may impact the cost of future long-term debt issued by the Company, and as a result, represent interest rate risk to the Company. In an effort to manage this risk, CSX may use certain financial instruments such as interest rate forward contracts. The following information together with information included in Note 7, Debt and Credit Agreements, describes changes to those contracts since CSX's most recent annual report on Form 10-K and the related market risk to CSX.

In second quarter 2023, CSX settled a portion of its forward starting interest rate swaps equal to $113 million notional value and received a cash payment of $44 million. The gain associated with the settled portion of these cash flow hedges will continue to be classified in AOCI until the associated debt instrument is issued in the future. As of June 30, 2023, these cash flow hedges had an aggregate notional value of $227 million and an asset value of $86 million.

Changes in interest rates could impact the fair value of the Company's forward starting interest rate swaps. As of June 30, 2023, the potential change in fair value resulting from a hypothetical 10% change in interest rates would not be material.

ITEM 4. CONTROLS AND PROCEDURES
As of June 30, 2023, under the supervision and with the participation of CSX's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that, as of June 30, 2023, the Company's disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in CSX's periodic SEC reports. There were no changes in the Company's internal controls over financial reporting during the second quarter of 2023 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

CSX Q2 2023 Form 10-Q p.37

CSX CORPORATION
PART II - OTHER INFORMATION

Item 1. Legal Proceedings
Item 103 of SEC Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that the Company reasonably believes will exceed a specified threshold. Pursuant to SEC amendments to this Item, the Company will be using a threshold of $1 million for such proceedings. For further details, refer to Note 5, Commitments and Contingencies, of this quarterly report on Form 10-Q. Also refer to Part I, Item 3, Legal Proceedings in CSX's most recent annual report on Form 10-K.

Item 1A. Risk Factors
For information regarding factors that could affect the Company's results of operations, financial condition and liquidity, see the risk factors discussed under Part I, Item 1A (Risk Factors) of CSX's most recent annual report on Form 10-K. See also Part I, Item 2 (Forward-Looking Statements) of this quarterly report on Form 10-Q.

Item 2. CSX Purchases of Equity Securities
The Company continues to repurchase shares under the $5 billion program announced in July 2022. Total repurchase authority remaining as of June 30, 2023 was $1.3 billion. For more information about share repurchases, see Note 2, Earnings Per Share. Share repurchase activity for the second quarter 2023 was as follows:

	CSX Purchases of Equity Securities for the Quarter
Second Quarter	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning Balance				$2,204,587,299
April 1 - April 30, 2023	6,309,910	$30.10	6,309,910	2,014,674,156
May 1 - May 31, 2023	10,730,613	31.43	10,730,613	1,677,387,037
June 1 - June 30, 2023	10,393,389	32.30	10,393,389	1,341,649,845
Ending Balance	27,433,912	$31.46	27,433,912	$1,341,649,845

Item 3. Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
    Not Applicable

Item 5. Other Information
During the second quarter of 2023, none of the Company's directors or officers adopted or terminated any "Rule 10b5-1 trading arrangement" or any "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.
CSX Q2 2023 Form 10-Q p.38

CSX CORPORATION
PART II
Item 6. Exhibits

Exhibit designation	Nature of exhibit	Previously filed as exhibit to

Officer certifications:
31*	Rule 13a-14(a) Certifications
32*	Section 1350 Certifications

Interactive data files:
101*	The following financial information from CSX Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 filed with the SEC on July 20, 2023, formatted in inline XBRL includes: (i) consolidated income statements for the quarters ended June 30, 2023, and June 30, 2022, (ii) condensed consolidated comprehensive income statements for the quarters ended June 30, 2023, and June 30, 2022, (iii) consolidated balance sheets at June 30, 2023, and December 31, 2022, (iv) consolidated cash flow statements for the six months ended June 30, 2023, and June 30, 2022, (v) consolidated statement of changes in shareholders' equity for the quarters ended June 30, 2023, and June 30, 2022, and (vi) the notes to consolidated financial statements.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)

* Filed herewith
CSX Q2 2023 Form 10-Q p.39

CSX CORPORATION
PART II

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSX CORPORATION
(Registrant)

By: /s/ ANGELA C. WILLIAMS
Angela C. Williams
Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Dated: July 20, 2023

CSX Q2 2023 Form 10-Q p.40