Form 10-Q
period 2023-09-30
CSX CORP
filed 2023-10-20
CIK 277948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(☒)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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
Yes (☐) No (X)
There were 1,976,131,035 shares of common stock outstanding on September 30, 2023 (the latest practicable date that is closest to the filing date).
CSX Q3 2023 Form 10-Q p.1

CSX CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023
CSX Q3 2023 Form 10-Q p.2

CSX CORPORATION
PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED INCOME STATEMENTS (Unaudited)
(Dollars in millions, except per share amounts)

	Third Quarters		Nine Months
	2023	2022	2023	2022

Revenue	$3,572	$3,895	$10,977	$11,123
Expense
Labor and Fringe	752	759	2,216	2,135
Purchased Services and Other	689	664	2,061	1,986
Depreciation and Amortization	399	378	1,194	1,107
Fuel	349	438	1,025	1,215
Equipment and Other Rents	94	104	266	299
Gains on Property Dispositions	(6)	(27)	(26)	(183)
Total Expense	2,277	2,316	6,736	6,559

Operating Income	1,295	1,579	4,241	4,564

Interest Expense	(203)	(193)	(605)	(543)
Other Income - Net	34	37	106	89
Earnings Before Income Taxes	1,126	1,423	3,742	4,110

Income Tax Expense	(280)	(312)	(913)	(962)
Net Earnings	$846	$1,111	$2,829	$3,148

Per Common Share (Note 2)
Net Earnings Per Share, Basic	$0.42	$0.52	$1.40	$1.46
Net Earnings Per Share, Assuming Dilution	$0.42	$0.52	$1.40	$1.46

Average Shares Outstanding (In millions)	1,994	2,122	2,022	2,156
Average Shares Outstanding, Assuming Dilution (In millions)	1,999	2,126	2,027	2,161

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS (Unaudited)
(Dollars in millions)

	Third Quarters		Nine Months
	2023	2022	2023	2022
Total Comprehensive Earnings (Note 10)	$864	$1,129	$2,845	$3,236

See accompanying notes to consolidated financial statements.
CSX Q3 2023 Form 10-Q p.3

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	(Unaudited)
	September 30, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,360	$1,958
Short-term Investments (Note 9)	79	129
Accounts Receivable - Net (Note 8)	1,399	1,313
Materials and Supplies	427	341
Other Current Assets	94	108
Total Current Assets	3,359	3,849

Properties	49,118	48,105
Accumulated Depreciation	(14,462)	(13,863)
Properties - Net	34,656	34,242

Investment in Affiliates and Other Companies	2,364	2,292
Right-of-Use Lease Asset	496	505
Goodwill and Other Intangible Assets - Net	509	502
Other Long-term Assets	466	522
Total Assets	$41,850	$41,912

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$1,201	$1,130
Labor and Fringe Benefits Payable	441	707
Casualty, Environmental and Other Reserves (Note 4)	133	144
Current Maturities of Long-term Debt (Note 7)	559	151
Income and Other Taxes Payable	361	111
Other Current Liabilities	239	228
Total Current Liabilities	2,934	2,471

Casualty, Environmental and Other Reserves (Note 4)	302	292
Long-term Debt (Note 7)	17,903	17,896
Deferred Income Taxes - Net	7,700	7,569
Long-term Lease Liability	487	488
Other Long-term Liabilities	570	571
Total Liabilities	29,896	29,287

Shareholders' Equity:
Common Stock, $1 Par Value	1,976	2,066
Other Capital	657	574
Retained Earnings	9,689	10,363
Accumulated Other Comprehensive Loss (Note 10)	(372)	(388)
Non-controlling Minority Interest	4	10
Total Shareholders' Equity	11,954	12,625
Total Liabilities and Shareholders' Equity	$41,850	$41,912
See accompanying notes to consolidated financial statements.
CSX Q3 2023 Form 10-Q p.4

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CASH FLOW STATEMENTS (Unaudited)
(Dollars in millions)

	Nine Months
	2023	2022

OPERATING ACTIVITIES
Net Earnings	$2,829	$3,148
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and Amortization	1,194	1,107
Deferred Income Taxes	111	125
Gains on Property Dispositions	(26)	(183)
Other Operating Activities	69	(52)
Changes in Operating Assets and Liabilities:
Accounts Receivable	(65)	(143)
Other Current Assets	(86)	(32)
Accounts Payable	52	166
Income and Other Taxes Payable	267	22
Other Current Liabilities	(296)	97
Net Cash Provided by Operating Activities	4,049	4,255

INVESTING ACTIVITIES
Property Additions	(1,590)	(1,437)
Purchases of Short-term Investments	(103)	(19)
Proceeds from Sales of Short-term Investments	153	9
Proceeds and Advances from Property Dispositions	35	51
Business Acquisition, Net of Cash Acquired	(31)	(223)
Other Investing Activities	(19)	(25)
Net Cash Used In Investing Activities	(1,555)	(1,644)

FINANCING ACTIVITIES
Long-term Debt Issued (Note 7)	600	2,000
Long-term Debt Repaid (Note 7)	(150)	(178)
Dividends Paid	(666)	(645)
Shares Repurchased	(2,901)	(3,710)
Other Financing Activities	25	(6)
Net Cash Used in Financing Activities	(3,092)	(2,539)

Net (Decrease) Increase in Cash and Cash Equivalents	(598)	72

CASH AND CASH EQUIVALENTS
Cash and Cash Equivalents at Beginning of Period	1,958	2,239
Cash and Cash Equivalents at End of Period	$1,360	$2,311

SUPPLEMENTAL CASH FLOW INFORMATION
Issuance of Common Stock as Consideration for Acquisition	$—	$422

See accompanying notes to consolidated financial statements.
CSX Q3 2023 Form 10-Q p.5

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY (Unaudited)
(Dollars in millions)

Nine Months 2023	Common Shares Outstanding (Thousands)	Common Stock and Other Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income(a)	Non-controlling Minority Interest	Total Shareholders' Equity

Balance December 31, 2022	2,066,367	$2,640	$10,363	$(388)	$10	$12,625
Comprehensive Earnings:
Net Earnings	—	—	987	—	—	987
Other Comprehensive Income	—	—	—	2	—	2
Total Comprehensive Earnings						989

Common stock dividends, $0.11 per share	—	—	(226)	—	—	(226)
Share Repurchases	(35,157)	(35)	(1,032)	—	—	(1,067)
Stock Option Exercises and Other	1,865	15	—	—	(2)	13
Balance March 31, 2023	2,033,075	$2,620	$10,092	$(386)	$8	$12,334
Comprehensive Earnings:
Net Earnings	—	—	996	—	—	996
Other Comprehensive Income	—	—	—	(4)	—	(4)
Total Comprehensive Earnings						992

Common stock dividends, $0.11 per share	—	—	(222)	—	—	(222)
Share Repurchases	(27,434)	(28)	(835)	—	—	(863)
Stock Option Exercises and Other	712	38	(1)	—	(4)	33
Balance June 30, 2023	2,006,353	$2,630	$10,030	$(390)	$4	$12,274
Comprehensive Earnings:
Net Earnings	—	—	846	—	—	846
Other Comprehensive Income	—	—	—	18	—	18
Total Comprehensive Earnings						864

Common stock dividends, $0.11 per share	—	—	(218)	—	—	(218)
Share Repurchases	(31,018)	(31)	(940)	—	—	(971)
Excise Tax on Net Share Repurchases	—	—	(28)	—	—	(28)
Stock Option Exercises and Other	797	34	(1)	—	—	33
Balance September 30, 2023	1,976,132	$2,633	$9,689	$(372)	$4	$11,954

(a) Accumulated Other Comprehensive Loss balances shown above are net of tax. The associated taxes were $122 million as of December 31, 2022, $121 million as of March 31, 2023, $107 million as of June 30, 2023, and $101 million as of September 30, 2023. For additional information, see Note 10, Other Comprehensive Income.

See accompanying notes to consolidated financial statements.
CSX Q3 2023 Form 10-Q p.6

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY (Unaudited)
(Dollars in millions)

Nine Months 2022	Common Shares Outstanding (Thousands)	Common Stock and Other Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income(a)	Non-controlling Minority Interest	Total Shareholders' Equity

Balance December 31, 2021	2,201,787	$2,268	$11,630	$(408)	$10	$13,500
Comprehensive Earnings:
Net Earnings	—	—	859	—	—	859
Other Comprehensive Income	—	—	—	31	—	31
Total Comprehensive Earnings						890

Common stock dividends, $0.10 per share	—	—	(218)	—	—	(218)
Share Repurchases	(29,365)	(29)	(987)	—	—	(1,016)
Stock Option Exercises and Other	1,831	38	—	—	1	39
Balance March 31, 2022	2,174,253	$2,277	$11,284	$(377)	$11	$13,195
Comprehensive Earnings:
Net Earnings	—	—	1,178	—	—	1,178
Other Comprehensive Income	—	—	—	39	—	39
Total Comprehensive Earnings						1,217

Common stock dividends, $0.10 per share	—	—	(215)	—	—	(215)
Share Repurchases	(46,508)	(47)	(1,452)	—	—	(1,499)
Issuance of common stock for acquisition of Pan Am Systems, Inc.	13,173	422	—	—	—	422
Stock Option Exercises and Other	314	23	(1)	—	(1)	21
Balance June 30, 2022	2,141,232	$2,675	$10,794	$(338)	$10	$13,141
Comprehensive Earnings:
Net Earnings	—	—	1,111	—	—	1,111
Other Comprehensive Income	—	—	—	18	—	18
Total Comprehensive Earnings						1,129

Common stock dividends, $0.10 per share	—	—	(212)	—	—	(212)
Share Repurchases	(39,924)	(40)	(1,155)	—	—	(1,195)
Stock Option Exercises and Other	514	22	(1)	—	(1)	20
Balance September 30, 2022	2,101,822	$2,657	$10,537	$(320)	$9	$12,883

(a) Accumulated Other Comprehensive Loss balances shown above are net of tax. The associated taxes were $107 million as of December 31, 2021, $99 million as of March 31, 2022, $88 million as of June 30, 2022, and $85 million as of September 30, 2022. For additional information, see Note 10, Other Comprehensive Income.

See accompanying notes to consolidated financial statements.
CSX Q3 2023 Form 10-Q p.7

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

Sale of Property Rights to the Commonwealth of Virginia
On March 26, 2021, the Company entered into a comprehensive agreement to sell certain property rights in three CSX-owned line segments to the Commonwealth of Virginia (“Commonwealth”) over three phases. The timing and amount of gains recognized were based on the allocation of fair value to each conveyance, the timing of conveyances and collectability. Over the course of this transaction, which was completed in 2022, total proceeds of $525 million were collected and total gains of $493 million were recognized. A gain of $20 million was recognized in first quarter 2022 related to the closing of the second phase. During second quarter 2022, the final $125 million of proceeds was approved by the Commonwealth, which resulted in a $122 million gain related to property rights previously conveyed. These proceeds were collected during fourth quarter 2022 upon closing of the third phase. There were no proceeds or gains related to this agreement during third quarter 2022.
CSX Q3 2023 Form 10-Q p.8

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

Fiscal Year
The Company's fiscal periods are based upon the calendar year. Except as otherwise specified, references to “third quarter(s)” or “nine months” indicate CSX's fiscal periods ending September 30, 2023 and September 30, 2022, and references to "year-end" indicate the fiscal year ended December 31, 2022.

New Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. As the London Interbank Offered Rate ("LIBOR") is no longer available as of July 2023, this standard update provides practical expedients for contract modifications made as part of the transition from LIBOR to alternative reference rates. The guidance was effective upon issuance and at present can generally be applied through December 31, 2024. The Company applied the practical expedient to its forward starting interest rate swaps effective June 30, 2023. See Note 7, Debt and Credit Agreements, for additional information. The Company does not have any other contracts that are affected by the transition from LIBOR.
CSX Q3 2023 Form 10-Q p.9

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2.    Earnings Per Share

The following table sets forth the computation of basic earnings per share and earnings per share, assuming dilution.

	Third Quarters		Nine Months
	2023	2022	2023	2022
Numerator (Dollars in millions):
Net Earnings	$846	$1,111	$2,829	$3,148

Denominator (Units in millions):
Average Common Shares Outstanding	1,994	2,122	2,022	2,156
Other Potentially Dilutive Common Shares	5	4	5	5
Average Common Shares Outstanding, Assuming Dilution	1,999	2,126	2,027	2,161

Net Earnings Per Share, Basic	$0.42	$0.52	$1.40	$1.46
Net Earnings Per Share, Assuming Dilution	$0.42	$0.52	$1.40	$1.46

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

CSX Q3 2023 Form 10-Q p.10

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2.    Earnings Per Share, continued

Share Repurchases
In July 2022, the Company announced a $5 billion share repurchase program. At September 30, 2023, approximately $371 million of repurchase authority remained under this program. On October 17, 2023, a new incremental $5 billion share repurchase program was approved.

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

During third quarters and nine months ended September 30, 2023, and September 30, 2022, the Company engaged in the following repurchase activities:

	Third Quarters		Nine Months
	2023	2022	2023	2022
Shares Repurchased (Millions)	31	40	94	116
Cost of Shares (Dollars in millions)	$971	$1,195	$2,901	$3,710

The Inflation Reduction Act of 2022 imposes a nondeductible 1% excise tax on the net value of most share repurchases made after December 31, 2022. Excise tax commensurate with net share repurchases is reflected in equity and a corresponding liability for excise taxes payable is included in other current liabilities on the consolidated balance sheet. Amounts shown in the table above exclude the impact of this excise tax.

Dividend Increase
In February 2023, the Company's Board of Directors authorized a 10% increase in the quarterly cash dividend to $0.11 per common share.

CSX Q3 2023 Form 10-Q p.11

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

	Third Quarters		Nine Months
(Dollars in millions)	2023	2022	2023	2022
Share-Based Compensation Expense:
Performance Units	$5	$1	$14	$27
Restricted Stock Units	5	2	14	11
Stock Options	3	3	9	13
Employee Stock Purchase Plan	2	2	6	4
Stock Awards for Directors	—	—	2	2
Total Share-Based Compensation Expense	$15	$8	$45	$57
Income Tax Benefit	$3	$3	$10	$15

Long-term Incentive Plan
In February 2023, the Company granted the following awards under a new long-term incentive plan ("LTIP") for the years 2023 through 2025, which was adopted under the CSX 2019 Stock and Incentive Award Plan.

	Granted (Thousands)	Weighted Avg. Fair Value
Performance Units	680	$32.77
Restricted Stock Units	648	31.67
Stock Options	1,067	9.86

CSX Q3 2023 Form 10-Q p.12

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

Measurement against goals related to both average annual operating income growth and economic profit (CSX Cash Earnings or "CCE"), in each case excluding non-recurring items as defined in the plan, will each comprise 50% of the payout. As defined under the plan, CCE is a cash-flow based measure of economic profit that incentivizes strategic investments earning more than the required return and is calculated as CSX’s gross cash earnings (after-tax EBITDA) minus the required return on gross operating assets.

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

CSX Q3 2023 Form 10-Q p.13

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4.    Casualty, Environmental and Other Reserves

Personal injury and environmental reserves are considered critical accounting estimates due to the need for management judgment. Casualty, environmental and other reserves are provided for in the consolidated balance sheets as shown in the table below.

	September 30, 2023			December 31, 2022
(Dollars in millions)	Current	Long-term	Total	Current	Long-term	Total

Casualty:
Personal Injury	$40	$87	$127	$40	$86	$126
Occupational	7	60	67	10	58	68
Total Casualty	47	147	194	50	144	194
Environmental	40	117	157	53	108	161
Other	46	38	84	41	40	81
Total	$133	$302	$435	$144	$292	$436

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

Casualty
Casualty reserves represent accruals for personal injury, occupational disease and occupational injury claims primarily related to railroad operations. The Company's self-insured retention amount for casualty claims is $100 million per occurrence. Currently, no individual claim is expected to exceed the self-insured retention amount.

Personal Injury
Personal injury reserves represent liabilities for employee work-related and third-party injuries. Work-related injuries for CSXT employees are primarily subject to the Federal Employers’ Liability Act (“FELA”). CSXT retains an independent actuary to assist management in assessing the value of personal injury claims. An analysis is performed by the actuary quarterly and is reviewed by management. This analysis did not result in a material adjustment to the personal injury reserve in the quarters and nine months ended September 30, 2023, or September 30, 2022.

CSX Q3 2023 Form 10-Q p.14

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4.    Casualty, Environmental and Other Reserves, continued

Occupational
Occupational reserves represent liabilities arising from allegations of exposure to certain materials in the workplace (such as solvents, soaps, chemicals and diesel fumes), past exposure to asbestos or allegations of chronic physical injuries resulting from work conditions (such as repetitive stress injuries). The Company retains an independent actuary to analyze the Company’s historical claim filings, settlement amounts, and dismissal rates to assist in determining future anticipated claim filing rates and average settlement values. This analysis is performed by the actuary and reviewed by management quarterly. The analysis did not result in a material adjustment to the occupational reserve in the quarters and nine months ended September 30, 2023, or September 30, 2022.

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

CSX Q3 2023 Form 10-Q p.15

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

Legal
The Company is involved in litigation incidental to its business and is a party to a number of legal actions and claims, various governmental proceedings and private civil lawsuits, including, but not limited to, those related to fuel surcharge practices, tax matters, environmental and hazardous material exposure matters, FELA and labor claims by current or former employees, other personal injury or property claims and disputes and complaints involving certain transportation rates and charges. Some of the legal proceedings include claims for compensatory as well as punitive damages and others are, or are purported to be, class actions. While the final outcomes of these matters cannot be predicted with certainty, considering, among other things, the legal defenses available and liabilities that have been recorded along with applicable insurance, it is currently the opinion of management that none of these pending items is likely to have a material adverse effect on the Company's financial condition, results of operations or liquidity. An unexpected adverse resolution of one or more of these items, however, could have a material adverse effect on the Company's financial condition, results of operations or liquidity in that particular period.

The Company is able to estimate a range of possible loss for certain matters for which a loss is reasonably possible in excess of reserves established. The Company has estimated this range to be $3 million to $16 million in the aggregate at September 30, 2023. This estimated aggregate range is based upon currently available information and is subject to significant judgment and a variety of assumptions. Accordingly, the Company's estimate will change from time to time, and actual losses may vary significantly from the current estimate.

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
CSX Q3 2023 Form 10-Q p.16

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
CSX Q3 2023 Form 10-Q p.17

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

	Pension Benefits Cost
	Third Quarters		Nine Months
(Dollars in millions)	2023	2022	2023	2022
Service Cost Included in Labor and Fringe	$6	$8	$18	$24

Interest Cost	28	16	84	48
Expected Return on Plan Assets	(41)	(47)	(123)	(141)
Amortization of Net Loss	7	12	21	37
Total Included in Other Income - Net	(6)	(19)	(18)	(56)

Net Periodic Benefit Credit	$—	$(11)	$—	$(32)

Qualified pension plan obligations are funded in accordance with regulatory requirements and with an objective of meeting or exceeding minimum funding requirements necessary to avoid restrictions on flexibility of plan operation and benefit payments. No contributions to the Company's qualified pension plans are expected in 2023.

CSX Q3 2023 Form 10-Q p.18

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 7.    Debt and Credit Agreements

Total activity related to long-term debt as of the end of third quarter 2023 is shown in the table below. For fair value information related to the Company's long-term debt, see Note 9, Fair Value Measurements.

(Dollars in millions)	Current Portion	Long-term Portion	Total
Long-term Debt as of December 31, 2022	$151	$17,896	$18,047
2023 Activity:
Long-term Debt Issued	—	600	600
Long-term Debt Repaid	(150)	—	(150)
Reclassifications	557	(557)	—
Hedging, Discount, Premium and Other Activity	1	(36)	(35)
Long-term Debt as of September 30, 2023	$559	$17,903	$18,462

Debt Issuance
On September 7, 2023, CSX issued $600 million of 5.200% notes due 2033. These notes are included in the consolidated balance sheets under long-term debt and may be redeemed by the Company at any time, subject to payment of certain make-whole premiums. The net proceeds will be used for general corporate purposes, which may include debt repayments, repurchases of CSX's common stock, capital investment and working capital requirements.

Interest Rate Derivatives
Fair Value Hedges
In first quarter 2022, CSX entered into five separate fixed-to-floating interest rate swaps classified as fair value hedges. The swaps are designed to hedge 10 years of interest rate risk associated with market fluctuations attributable to the Secured Overnight Financing Rate ("SOFR") on a cumulative $800 million of fixed rate outstanding notes which are due between 2036 and 2040. The cumulative fair value of these swaps, which is included in other long-term liabilities on the consolidated balance sheet, was a liability of $159 million and $118 million as of September 30, 2023 and December 31, 2022, respectively. The associated cumulative adjustment to the hedged notes is included in long-term debt. Gains and losses resulting from changes in fair value of the interest rate swaps offset changes in the fair value of the hedged portion of the underlying debt with no gain or loss recognized due to hedge ineffectiveness. The difference in the net fixed-to-float interest settlement on the derivatives is recognized in interest expense and is summarized as follows.

	Third Quarters		Nine Months
(Dollars in millions)	2023	2022	2023	2022
Interest Expense Impact (Increase) Decrease	$(7)	$(1)	$(19)	$3

CSX Q3 2023 Form 10-Q p.19

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

(Dollars in millions)	September 30, 2023	December 31, 2022
Notional Value of Hedged Notes	$800	$800
Cumulative Fair Value Adjustment to Hedged Notes	(159)	(118)
Carrying Amount of Hedged Notes	$641	$682

Cash Flow Hedges
In 2020, the Company executed forward starting interest rate swaps, classified as cash flow hedges, with an aggregate notional value of $500 million. These swaps were effected to hedge the benchmark interest rate associated with future interest payments related to the anticipated refinancing of $850 million of 3.25% notes due in 2027. In accordance with the Derivatives and Hedging Topic in the ASC, the Company has designated these swaps as cash flow hedges. Under the terms of the Adjustable Interest Rate (LIBOR) Act, the reference rate on the swaps were automatically replaced with daily compounded SOFR plus the fallback spread on July 1, 2023, the LIBOR replacement date. As of September 30, 2023, and December 31, 2022, the asset value of the forward starting interest rate swaps was $54 million and $127 million, respectively, and was recorded in other long-term assets on the consolidated balance sheet. Unrealized gains or losses associated with changes in the fair value of the hedge are recorded net of tax in accumulated other comprehensive income (“AOCI”) on the consolidated balance sheet.

In second quarter 2023, CSX executed a partial settlement equal to $113 million notional value of the cash flow hedges, which resulted in CSX receiving a cash payment of $44 million. In third quarter 2023, CSX partially settled an additional $114 million notional value of the cash flow hedges and received a cash payment of $51 million included in other operating activities on the consolidated cash flow statement. The unsettled aggregate notional value of these swaps was $114 million as of September 30, 2023.

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

	Third Quarters		Nine Months
(Dollars in millions)	2023	2022	2023	2022
Unrealized Gain - Net	$14	$9	$4	$63

See Note 9, Fair Value Measurements, and Note 10, Other Comprehensive Income (Loss), for additional information about the Company's hedges.

CSX Q3 2023 Form 10-Q p.20

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 7.    Debt and Credit Agreements, continued

Credit Facility
In February 2023, CSX replaced its existing $1.2 billion unsecured revolving credit facility with a new $1.2 billion unsecured revolving credit facility backed by a diverse syndicate of banks. This facility allows same-day borrowings at floating interest rates, based on SOFR or an agreed-upon replacement reference rate, plus a spread that depends upon CSX's senior unsecured debt ratings. This facility expires in February 2028. As of September 30, 2023, the Company had no outstanding balances under this facility.

Commitment fees and interest rates payable under the facility were similar to fees and rates available to comparably rated investment-grade borrowers. As of third quarter 2023, CSX was in compliance with all covenant requirements under this facility.

Commercial Paper
Under its commercial paper program, which is backed by the revolving credit facility, the Company may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $1.0 billion outstanding at any one time. Proceeds from issuances of the notes are expected to be used for general corporate purposes. At September 30, 2023, the Company had no outstanding debt under the commercial paper program.

CSX Q3 2023 Form 10-Q p.21

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 8.     Revenues

The Company’s revenues are primarily derived from the transportation of freight as performance obligations that arise from its contracts with customers are satisfied. The following table presents the Company’s revenues disaggregated by market as this best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors:

	Third Quarters		Nine Months
(Dollars in millions)	2023	2022	2023	2022

Chemicals	$646	$678	$1,938	$1,962
Agricultural and Food Products	376	428	1,228	1,227
Automotive	308	274	905	769
Forest Products	243	264	761	743
Metals and Equipment	225	211	704	624
Minerals	190	180	554	494
Fertilizers	124	108	381	346
Total Merchandise	2,112	2,143	6,471	6,165

Coal	594	624	1,864	1,808
Intermodal	517	604	1,508	1,733
Trucking	218	251	678	740
Other	131	273	456	677
Total	$3,572	$3,895	$10,977	$11,123

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

(Dollars in millions)	September 30, 2023	December 31, 2022

Freight Receivables	$1,043	$1,067
Freight Allowance for Credit Losses	(16)	(16)
Freight Receivables, net	1,027	1,051

Non-Freight Receivables	387	279
Non-Freight Allowance for Credit Losses	(15)	(17)
Non-Freight Receivables, net	372	262
Total Accounts Receivable, net	$1,399	$1,313

The Company maintains an allowance for credit losses to provide for the estimated amount of receivables that will not be collected. The allowance is based upon an assessment of risk characteristics, historical payment experience, and the age of outstanding receivables adjusted for forward-looking economic conditions as necessary. Credit losses recognized on the Company’s accounts receivable were not material in the third quarters or nine months ended September 30, 2023, and September 30, 2022.
CSX Q3 2023 Form 10-Q p.22

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 9.    Fair Value Measurements

Investments
The Company's investment assets are carried at fair value on the consolidated balance sheet in accordance with the Fair Value Measurements and Disclosures Topic in the ASC. They are valued with assistance from a third-party trustee and consist of fixed income mutual funds, corporate bonds and government securities. The fixed income mutual funds are valued at the net asset value of shares held based on quoted market prices determined in an active market, which are Level 1 inputs. The corporate bonds and government securities are valued using broker quotes that utilize observable market inputs, which are Level 2 inputs. Unrealized losses as of September 30, 2023, and September 30, 2022, were not material. The Company believes any impairment of investments held with gross unrealized losses to be temporary and not the result of credit risk.

The Company's investment assets are carried at fair value on the consolidated balance sheets as summarized in the following table.

	September 30, 2023			December 31, 2022
(Dollars in millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Fixed Income Mutual Funds	$78	$—	$78	$89	$—	$89
Corporate Bonds	—	47	47	—	49	49
Government Securities	—	16	16	—	58	58
Total investments at fair value	$78	$63	$141	$89	$107	$196

Total investments at amortized cost			$147			$201

These investments have the following maturities:

(Dollars in millions)	September 30, 2023	December 31, 2022
Less than 1 year	$79	$129
1 - 5 years	23	24
5 - 10 years	10	10
Greater than 10 years	29	33
Total investments at fair value	$141	$196
CSX Q3 2023 Form 10-Q p.23

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

The fair value and carrying value of the Company's long-term debt is as follows:

(Dollars in millions)	September 30, 2023	December 31, 2022
Long-term Debt (Including Current Maturities):
Fair Value	$15,839	$16,135
Carrying Value	18,462	18,047

Interest Rate Derivatives
The Company’s fixed-to-floating and forward starting interest rate swaps are carried at their respective fair values, which are determined with assistance from a third party based upon pricing models using inputs observed from actively quoted markets. All of the inputs used to determine the fair value of the swaps are Level 2 inputs. The fair value of the Company’s fixed-to-floating interest rate swaps was a liability of $159 million and $118 million as of September 30, 2023, and December 31, 2022, respectively. The fair value of the Company’s forward starting interest rate swap asset was $54 million and $127 million as of September 30, 2023, and December 31, 2022, respectively. See Note 7, Debt and Credit Agreements, for further information.

CSX Q3 2023 Form 10-Q p.24

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 10.     Other Comprehensive Income (Loss)

Total comprehensive earnings are defined as all changes in shareholders' equity during a period, other than those resulting from investments by and distributions to shareholders (e.g. issuance of equity securities and dividends). Generally, for CSX, total comprehensive earnings equal net earnings plus or minus adjustments for pension and other post-retirement liabilities as well as derivative activity and other adjustments. Total comprehensive earnings represent the activity for a period net of tax and was $864 million and $1.1 billion for third quarters 2023 and 2022, respectively, and $2.8 billion and $3.2 billion for the nine months ended September 30, 2023, and September 30, 2022, respectively.

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

	Pension and Other Post-Employment Benefits	Interest Rate Derivatives	Other	Accumulated Other Comprehensive (Loss) Income
(Dollars in millions)
Balance December 31, 2022, Net of Tax	$(497)	$150	$(41)	$(388)
Other Comprehensive Income (Loss)
Income Before Reclassifications	—	22	—	22
Amounts Reclassified to Net Earnings	15	—	(1)	14
Tax Expense	(3)	(18)	1	(20)
Total Other Comprehensive Income	12	4	—	16
Balance September 30, 2023, Net of Tax	$(485)	$154	$(41)	$(372)
CSX Q3 2023 Form 10-Q p.25

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER 2023 HIGHLIGHTS

•Revenue decreased $323 million, or 8%, year over year.
•Expenses decreased $39 million, or 2%, year over year.
•Operating income of $1.3 billion decreased $284 million, or 18%, year over year.
•Operating ratio of 63.8% increased 430 basis points versus prior year.
•Earnings per diluted share of $0.42 decreased $0.10, or 19%, year over year.

	Third Quarters				Nine Months
	2023	2022	Fav / (Unfav)	% Change	2023	2022	Fav / (Unfav)	% Change
Volume (in thousands)	1,550	1,587	(37)	(2)%	4,582	4,679	(97)	(2)%

(in millions)
Revenue	$3,572	$3,895	$(323)	(8)	$10,977	$11,123	$(146)	(1)
Expense	2,277	2,316	39	2	6,736	6,559	(177)	(3)
Operating Income	$1,295	$1,579	$(284)	(18)%	$4,241	$4,564	$(323)	(7)%

Operating Ratio	63.8%	59.5%	(430)	bps	61.4%	59.0%	(240)	bps

Earnings Per Diluted Share	$0.42	$0.52	$(0.10)	(19)%	$1.40	$1.46	$(0.06)	(4)%

CSX Q3 2023 Form 10-Q p.26

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Volume and Revenue (Unaudited)
Volume (Thousands of units); Revenue (Dollars in Millions); Revenue Per Unit (Dollars)
Third Quarters
	Volume			Revenue			Revenue Per Unit
	2023	2022	% Change	2023	2022	% Change	2023	2022	% Change
Chemicals	161	162	(1)%	$646	$678	(5)%	$4,012	$4,185	(4)%
Agricultural and Food Products	108	120	(10)	376	428	(12)	3,481	3,567	(2)
Automotive	101	85	19	308	274	12	3,050	3,224	(5)
Minerals	95	91	4	190	180	6	2,000	1,978	1
Metals and Equipment	70	67	4	225	211	7	3,214	3,149	2
Forest Products	67	75	(11)	243	264	(8)	3,627	3,520	3
Fertilizers	47	48	(2)	124	108	15	2,638	2,250	17
Total Merchandise	649	648	—	2,112	2,143	(1)	3,254	3,307	(2)
Intermodal	708	762	(7)	517	604	(14)	730	793	(8)
Coal	193	177	9	594	624	(5)	3,078	3,525	(13)
Trucking	—	—	—	218	251	(13)	—	—	—
Other	—	—	—	131	273	(52)	—	—	—
Total	1,550	1,587	(2)%	$3,572	$3,895	(8)%	$2,305	$2,454	(6)%

Nine Months
	Volume			Revenue			Revenue Per Unit
	2023	2022	% Change	2023	2022	% Change	2023	2022	% Change
Chemicals	481	488	(1)%	$1,938	$1,962	(1)%	$4,029	$4,020	—%
Agricultural and Food Products	348	358	(3)	1,228	1,227	—	3,529	3,427	3
Automotive	290	248	17	905	769	18	3,121	3,101	1
Minerals	273	253	8	554	494	12	2,029	1,953	4
Metals and Equipment	217	202	7	704	624	13	3,244	3,089	5
Forest Products	212	219	(3)	761	743	2	3,590	3,393	6
Fertilizers	152	158	(4)	381	346	10	2,507	2,190	14
Total Merchandise	1,973	1,926	2	6,471	6,165	5	3,280	3,201	2
Intermodal	2,046	2,243	(9)	1,508	1,733	(13)	737	773	(5)
Coal	563	510	10	1,864	1,808	3	3,311	3,545	(7)
Trucking	—	—	—	678	740	(8)	—	—	—
Other	—	—	—	456	677	(33)	—	—	—
Total	4,582	4,679	(2)%	$10,977	$11,123	(1)%	$2,396	$2,377	1%

CSX Q3 2023 Form 10-Q p.27

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Third Quarter 2023

Revenue
Total revenue decreased 8% in third quarter 2023 when compared to third quarter 2022 primarily due to lower fuel recovery, decreases in other revenue, pricing declines in export coal due to the impact of lower benchmark rates, lower trucking revenue and lower intermodal volume. These decreases were partially offset by pricing gains in merchandise and higher coal volumes.

Merchandise Volume
Chemicals - Decreased primarily due to lower shipments of materials used in making plastics, partially offset by higher shipments of export plastics and waste.

Agricultural and Food Products - Decreased primarily due to lower shipments of feed grain, including the temporary impacts of a strong southeastern crop that is short-haul and not rail-served, as well as lower shipments of ethanol and wheat.

Automotive - Increased due to higher North American vehicle production as well as new business wins.

Minerals - Increased due to higher shipments of cement and aggregates driven by increased road construction and other infrastructure-related activities.

Metals and Equipment - Increased due to higher steel shipments, as well as stronger equipment shipments.

Forest Products - Decreased primarily due to lower shipments of pulpboard, paper and lumber, partially offset by higher shipments of other building products.

Fertilizers - Decreased due to declines in short-haul shipments, which were partially offset by increases in long-haul phosphate shipments.

Intermodal Volume
Lower volume was due to decreased international shipments driven by high inventory levels and lower imports. Domestic shipments increased due to growth with key customers as well as the prior year impact of supply-side constraints.

Coal Volume
Export coal increased due to higher shipments of metallurgical and thermal coal. Domestic coal decreased due to lower shipments of coal to northern utility plants.

Trucking Revenue
Trucking revenue decreased $33 million versus the prior year due to lower fuel and capacity surcharges.

Other Revenue
Other revenue was $142 million lower, primarily resulting from lower intermodal storage and equipment usage.
CSX Q3 2023 Form 10-Q p.28

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Expenses
Expenses of $2.3 billion decreased $39 million, or 2%, in third quarter 2023 when compared to the third quarter 2022.

Labor and Fringe expense decreased $7 million due to the following:
•Prior year amounts included $42 million of out-of-period labor and benefit costs due to the agreement reached with labor unions.
•All other costs increased $35 million primarily due to inflation and increased headcount.

Purchased Services and Other expense increased $25 million due to the following:
•Operating support costs increased $15 million as the impacts of higher inflation, transportation support costs and maintenance were partially offset by lower intermodal expenses.
•Other costs were $10 million higher as a $16 million increase in casualty expense was partially offset by other non-significant items.

Depreciation and Amortization expense increased $21 million primarily as the result of a 2022 equipment depreciation study as well as a larger asset base.

Fuel costs decreased $89 million primarily resulting from a 24% decrease in locomotive fuel prices, partially offset by higher fuel consumption and $7 million of adjustments for prior periods.

Equipment and Other Rents expense decreased $10 million driven by lower net car hire costs, primarily resulting from improved days per load across all markets, partially offset by costs from higher automotive volumes.

Gains on Property Dispositions decreased to $6 million from $27 million in the prior year.

Interest Expense
Interest expense increased $10 million primarily due to higher interest rates and higher average debt balances.

Other Income - Net
Other income - net decreased $3 million primarily from a decrease in net pension benefit credits, partially offset by other non-significant items.

Income Tax Expense
Income tax expense decreased $32 million mostly due to lower earnings before income taxes. The prior year period included $37 million in tax benefits primarily due to a favorable state legislative change.
CSX Q3 2023 Form 10-Q p.29

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Nine Months Results of Operations

Revenue decreased $146 million primarily due to decreases in other revenue, lower fuel recovery, pricing declines in export coal due to the impact of lower benchmark rates and lower intermodal volumes. These declines were partially offset by pricing and volume gains in merchandise and higher coal volumes.

Total expense increased $177 million primarily due to lower gains on property dispositions, increased inflation and higher operating support costs, partially offset by lower fuel prices.

Interest expense increased $62 million primarily as a result of higher average debt balances and higher effective interest rates.

Other income - net increased $17 million largely due to higher interest income and other non-significant items, partially offset by a decrease in net pension benefit credits.

Income tax expense decreased $49 million primarily due to lower earnings before income taxes, partially offset by prior year favorable state legislative changes.
CSX Q3 2023 Form 10-Q p.30

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Non-GAAP Measures - Unaudited
CSX reports its financial results in accordance with accounting principles generally accepted in the United States of America ("GAAP"). CSX also uses certain non-GAAP measures that fall within the meaning of Securities and Exchange Commission Regulation G and Regulation S-K Item 10(e), which may provide users of the financial information with additional meaningful comparison to prior reported results.  Non-GAAP measures do not have standardized definitions and are not defined by GAAP. Therefore, CSX’s non-GAAP measures are unlikely to be comparable to similar measures presented by other companies. The presentation of these non-GAAP measures should not be considered in isolation from, as a substitute for, or as superior to the financial information presented in accordance with GAAP. Reconciliations of non-GAAP measures to corresponding GAAP measures are below.

Free Cash Flow
Management believes that free cash flow is supplemental information useful to investors as it is important in evaluating the Company’s financial performance. More specifically, free cash flow measures cash generated by the business after reinvestment. This measure represents cash available for both equity and bond investors to be used for dividends, share repurchases or principal reduction on outstanding debt. Free cash flow is calculated by using net cash from operations and adjusting for property additions and proceeds and advances from property dispositions. Free cash flow should be considered in addition to, rather than a substitute for, cash provided by operating activities. The decrease in free cash flow before dividends from the prior year of $375 million is primarily due to less cash from operating activities and higher property additions. Cash from operating activities in the nine months of 2023 includes the payment of $238 million for retroactive wages and bonuses with associated taxes related to finalized labor agreements as well as the offsetting impact of postponed federal estimated tax payments, which were extended until February 15, 2024 under an Internal Revenue Service tax relief announcement for those impacted by Hurricane Idalia.

The following table reconciles cash provided by operating activities (GAAP measure) to free cash flow, before dividends (non-GAAP measure).

	Nine Months
(Dollars in millions)	2023	2022
Net cash provided by operating activities	$4,049	$4,255
Property Additions	(1,590)	(1,437)
Proceeds and Advances from Property Dispositions	35	51
Free Cash Flow (before payment of dividends)	$2,494	$2,869

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

In third quarter 2023, velocity and dwell improved by 11% and 19%, respectively, versus prior year. Carload trip plan performance improved to 82% compared to 57% in the prior year while intermodal trip plan performance improved to 94% compared to 90% in the prior year.
CSX Q3 2023 Form 10-Q p.31

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The personal injury frequency index of 0.98 increased 1% compared to prior year. The FRA train accident rate of 3.75 in third quarter 2023 increased by 19% compared to prior year. Safety is a guiding principle at CSX and the Company remains focused on our strong safety culture, including instilling the importance of safety in new hires. CSX is committed to reducing risk and enhancing the overall safety of its employees, customers and communities in which the Company operates.

	Third Quarters			Nine Months
	2023	2022	Improvement / (Deterioration)	2023	2022	Improvement / (Deterioration)
Operations Performance (a)
Train Velocity (Miles per hour)	17.6	15.8	11%	17.9	15.7	14%
Dwell (Hours)	9.6	11.8	19%	9.3	11.6	20%
Cars Online	125,318	141,911	12%	126,195	140,461	10%
On-Time Originations	74%	58%	28%	79%	62%	27%
On-Time Arrivals	67%	46%	46%	72%	51%	41%
Carload Trip Plan Performance	82%	57%	44%	84%	60%	40%
Intermodal Trip Plan Performance	94%	90%	4%	95%	89%	7%
Fuel Efficiency	1.06	0.99	(7)%	1.03	0.99	(4)%

Revenue Ton-Miles (Billions)
Merchandise	31.3	31.7	(1)%	95.9	95.0	1%
Coal	9.4	8.6	9%	27.8	24.6	13%
Intermodal	7.1	7.6	(7)%	21.0	22.9	(8)%
Total Revenue Ton-Miles	47.8	47.9	—%	144.7	142.5	2%

Total Gross Ton-Miles (Billions)	94.5	95.3	(1)%	284.6	281.7	1%

Safety (b)
FRA Personal Injury Frequency Index	0.98	0.97	(1)%	0.97	0.96	(1)%
FRA Train Accident Rate	3.75	3.14	(19)%	3.67	3.28	(12)%
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
CSX Q3 2023 Form 10-Q p.32

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
Carload Trip Plan Performance - Percent of measured cars (excludes unit trains and other non-scheduled service as well as empty automotive shipments) destined for a customer that complete their scheduled plan at or ahead of the original estimated time of arrival or interchange (as applicable).
Intermodal Trip Plan Performance - Percent of measured containers (excludes port shipments along with empty containers and other non-scheduled service) destined for a customer that complete their scheduled plan at or ahead of the original estimated time of arrival, notification or interchange (as applicable).
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
CSX Q3 2023 Form 10-Q p.33

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

Material Changes in Significant Cash Flows
Significant Cash Flows
    The following chart highlights the operating, investing and financing components of the net decrease of $598 million and increase of $72 million in cash and cash equivalents for the nine months ended September 30, 2023 and September 30, 2022, respectively.

•The Company generated $206 million less cash from operating activities primarily driven by unfavorable working capital activities, including the payments of $238 million for retroactive wages and bonuses as well as associated taxes related to finalized labor agreements. This decrease was partially offset by the impact of postponed federal estimated tax payments.
•CSX used $89 million less cash for investing activities primarily as a result of decreased acquisition spending and higher net sales of short-term investments, partially offset by higher property additions.
•The Company's net cash used in financing activities increased by $553 million primarily due to lower proceeds from the issuance of long-term debt, partially offset by lower share repurchases.

Sources of Cash and Liquidity and Uses of Cash
As of the end of third quarter 2023, CSX had $1.4 billion of cash and cash equivalents. CSX uses current cash balances for general corporate purposes, which may include capital expenditures, working capital requirements, reduction or refinancing of outstanding indebtedness, redemptions and repurchases of CSX common stock, dividends to shareholders, acquisitions and other business opportunities, and contributions to the Company's qualified pension plan. See Note 7, Debt and Credit Agreements.

The Company has multiple sources of liquidity, including cash generated from operations and financing sources. The Company filed a shelf registration statement with the SEC on February 16, 2022, which may be used to issue debt or equity securities at CSX’s discretion, subject to market conditions and CSX Board authorization. While CSX seeks to give itself flexibility with respect to cash requirements, there can be no assurance that market conditions would permit CSX to sell such securities on acceptable terms at any given time, or at all. During the nine months ended September 30, 2023, CSX issued a total of $600 million of long-term debt.
CSX Q3 2023 Form 10-Q p.34

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CSX has a $1.2 billion unsecured, revolving credit facility backed by a diverse syndicate of banks that expires in February 2028. At September 30, 2023, the Company had no outstanding balances under this facility. The Company also has a commercial paper program, backed by the revolving credit facility, under which the Company may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $1.0 billion outstanding at any one time. At September 30, 2023, the Company had no outstanding debt under the commercial paper program.

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
Total assets decreased $62 million from year end primarily due to the $598 million decrease in cash as noted above. This decrease was partially offset by a $414 million increase in net property consistent with planned capital expenditures.

Total liabilities increased $609 million from year end primarily due to the issuance of $600 million in long-term debt, a $250 million increase in income and other taxes payable largely related to postponed federal estimated tax payments and a $131 million increase in deferred taxes. These increases were partially offset by a $266 million decrease in labor and fringe benefits payable and debt repayments of $150 million. The decrease in labor and fringe benefits payable was driven by payouts of accrued retroactive wages and bonuses as well as incentive compensation. Total shareholders' equity decreased $671 million from year end primarily driven by share repurchases of $2.9 billion and dividends paid of $666 million, partially offset by net earnings of $2.8 billion.

Working capital is considered a measure of a company's ability to meet its short-term needs. CSX had a working capital surplus of $425 million as of September 30, 2023, and $1.4 billion as of December 31, 2022. This decrease of $953 million since year end is primarily due to cash paid for share repurchases of $2.9 billion and property additions of $1.6 billion, as well as a $550 million increase in current maturities of long-term debt. These decreases were partially offset by cash earned from operations and $600 million in cash received from debt issued. The Company's working capital balance varies due to factors such as the timing of scheduled debt payments and changes in cash and cash equivalent balances as discussed above. The Company continues to maintain adequate liquidity to satisfy current liabilities and maturing obligations when they come due. CSX has sufficient financial capacity, including its revolving credit facility, commercial paper program and shelf registration statement to manage its day-to-day cash requirements and any anticipated obligations. The Company from time to time accesses the credit markets for additional liquidity.

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

CSX Q3 2023 Form 10-Q p.35

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Completed Transactions
Acquisition of Pan Am Systems, Inc.
On June 1, 2022, CSX acquired Pan Am for a purchase price of $600 million. The results of Pan Am's operations and its cash flows were consolidated prospectively.

Sale of Property Rights to the Commonwealth of Virginia
On March 26, 2021, the Company entered into a comprehensive agreement to sell certain property rights in three CSX-owned line segments to the Commonwealth of Virginia (“Commonwealth”) over three phases. Over the course of this transaction, which was completed in 2022, total proceeds of $525 million were collected and total gains of $493 million were recognized. A gain of $20 million was recognized in first quarter 2022 related to the closing of the second phase. During second quarter 2022, the final $125 million of proceeds was approved by the Commonwealth, which resulted in a $122 million gain related to property rights previously conveyed. These proceeds were collected during fourth quarter 2022 upon closing of the third phase. There were no proceeds or gains related to this agreement during third quarter 2022.

Guaranteed Notes Issued By CSXT
In 2007, CSXT, a wholly-owned subsidiary of CSX Corporation, issued in a registered public offering $381 million of equipment notes, which were fully and unconditionally guaranteed by CSX Corporation. These notes matured on January 15, 2023.

LABOR AGREEMENTS
Approximately 17,600 of the Company's approximately 23,000 employees are members of a rail labor union. As of December 2, 2022, all 12 rail unions at CSX that participated in national bargaining were covered by national agreements with the Class I railroads and CSX-specific agreements that will remain in effect through December 31, 2024.
CSX Q3 2023 Form 10-Q p.36

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

CSX Q3 2023 Form 10-Q p.37

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
CSX Q3 2023 Form 10-Q p.38

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
CSX Q3 2023 Form 10-Q p.39

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

In second quarter 2023, CSX executed a partial settlement equal to $113 million notional value of the cash flow hedges, which resulted in CSX receiving a cash payment of $44 million. In third quarter 2023, CSX partially settled an additional $114 million notional value and received a cash payment of $51 million. The gain associated with the settled portion of these cash flow hedges will continue to be classified in AOCI until the associated debt instrument is issued in the future. As of September 30, 2023, these cash flow hedges had an aggregate notional value of $114 million and an asset value of $54 million.

Changes in interest rates could impact the fair value of the Company's forward starting interest rate swaps. As of September 30, 2023, the potential change in fair value resulting from a hypothetical 10% change in interest rates would not be material.

ITEM 4. CONTROLS AND PROCEDURES
As of September 30, 2023, under the supervision and with the participation of CSX's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that, as of September 30, 2023, the Company's disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in CSX's periodic SEC reports. There were no changes in the Company's internal controls over financial reporting during the third quarter of 2023 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

CSX Q3 2023 Form 10-Q p.40

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

Item 2. CSX Purchases of Equity Securities
The Company continues to repurchase shares under the $5 billion program announced in July 2022. At September 30, 2023, approximately $371 million of repurchase authority remained under this program. On October 17, 2023, a new incremental $5 billion share repurchase program was approved. For more information about share repurchases, see Note 2, Earnings Per Share. Share repurchase activity for the third quarter 2023 is shown below. Amounts exclude the impact of excise tax on net share repurchases imposed as part of the Inflation Reduction Act of 2022.

	CSX Purchases of Equity Securities for the Quarter
Third Quarter	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning Balance				$1,341,649,845
July 1 - July 31, 2023	5,679,451	$33.16	5,679,451	1,153,317,232
August 1 - August 31, 2023	13,590,489	31.19	13,590,489	729,420,842
September 1 - September 30, 2023	11,748,190	30.47	11,748,190	371,411,668
Ending Balance	31,018,130	$31.28	31,018,130	$371,411,668

CSX Q3 2023 Form 10-Q p.41

CSX CORPORATION
PART II

Item 3. Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
    Not Applicable

Item 5. Other Information
During the third quarter of 2023, none of the Company's directors or officers adopted or terminated any "Rule 10b5-1 trading arrangement" or any "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.
CSX Q3 2023 Form 10-Q p.42

CSX CORPORATION
PART II
Item 6. Exhibits

Exhibit designation	Nature of exhibit	Previously filed as exhibit to

10.1* **	CSX Corporation Executive Severance Plan, amended and restated as of July 11, 2023
10.2* **	Form of Change of Control Agreement for Chief Executive Officer, effective as of July 11, 2023
10.3* **	Form of Change of Control Agreement for Executive Vice President, effective as of July 11, 2023
10.4* **	Form of Change of Control Agreement for Senior Vice President/Vice President, effective as of July 11, 2023
10.5* **	Employment Separation Agreement and Release Form, effective as of August 30, 2023, between CSX and Jamie J. Boychuk

Officer certifications:
31*	Rule 13a-14(a) Certifications
32*	Section 1350 Certifications

Interactive data files:
101*
The following financial information from CSX Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 filed with the SEC on October 19, 2023, formatted in inline XBRL includes: (i) consolidated income statements for the quarters and nine months ended September 30, 2023, and September 30, 2022, (ii) condensed consolidated comprehensive income statements for the quarters and nine months ended September 30, 2023, and September 30, 2022, (iii) consolidated balance sheets at September 30, 2023, and December 31, 2022, (iv) consolidated cash flow statements for the nine months ended September 30, 2023, and September 30, 2022, (v) consolidated statement of changes in shareholders' equity for the quarters and nine months ended September 30, 2023, and September 30, 2022, and (vi) the notes to consolidated financial statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)

* Filed herewith
** Management contract or compensatory plan or arrangement
CSX Q3 2023 Form 10-Q p.43

CSX CORPORATION
PART II

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSX CORPORATION
(Registrant)

By: /s/ ANGELA C. WILLIAMS
Angela C. Williams
Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Dated: October 19, 2023

CSX Q3 2023 Form 10-Q p.44