Form 10-K
period 2023-12-31
CSX CORP
filed 2024-02-14
CIK 277948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(☒) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023
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
Yes (☐) No (X)
On June 30, 2023 (which is the last day of the second quarter and the required date to use), the aggregate market value of the Registrant’s voting stock held by non-affiliates was approximately $68 billion (based on the close price as reported on the NASDAQ National Market System on such date).
There were 1,959,134,342 shares of Common Stock outstanding on January 31, 2024 (the latest practicable date that is closest to the filing date).

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement (the “Proxy Statement”) to be filed no later than 120 days after the end of the fiscal year with respect to its 2024 annual meeting of shareholders.
CSX 2023 Form 10-K p.1

CSX 2023 Form 10-K p.2

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
CSX 2023 Form 10-K p.3

CSX CORPORATION
PART I

Lines of Business
During 2023, the Company's services generated $14.7 billion of revenue and served four primary lines of business: merchandise, intermodal, coal and trucking.
•The merchandise business shipped 2.6 million carloads (43% of volume) and generated $8.7 billion in revenue (59% of revenue) in 2023. The Company’s merchandise business is comprised of shipments in the following diverse markets: chemicals, agricultural and food products, automotive, minerals, forest products, metals and equipment, and fertilizers.
•The intermodal business shipped 2.8 million units (45% of volume) and generated $2.1 billion in revenue (14% of revenue) in 2023. The intermodal business combines the superior economics of rail transportation with the flexibility of trucks and offers a cost and environmental advantage over long-haul trucking. Through a network of approximately 30 terminals, the intermodal business serves all major markets east of the Mississippi River and transports mainly manufactured consumer goods in containers, providing customers with truck-like service for longer shipments.
•The coal business shipped 755 thousand carloads (12% of volume) and generated $2.5 billion in revenue (17% of revenue) in 2023. The Company transports domestic coal, coke and iron ore to electricity-generating power plants, steel manufacturers and industrial plants as well as export coal to deep-water port facilities. Most of the export coal the Company transports is used for steelmaking, while the majority of domestic coal the Company ships is used for electricity generation.
•The trucking business generated $882 million, or 6%, of revenue in 2023. Trucking revenue includes revenue from the operations of Quality Carriers, which was acquired by CSX effective July 1, 2021.

Other revenue accounted for 4% of the Company’s total revenue in 2023. This category includes revenue from regional subsidiary railroads and incidental charges, including intermodal storage and equipment usage, demurrage and switching. Revenue from regional subsidiary railroads includes shipments by railroads that the Company does not directly operate. Intermodal storage represents charges for customer storage of containers at an intermodal terminal, ramp facility or offsite location beyond a specified period of time. Demurrage represents charges assessed when freight cars are held by a customer beyond a specified period of time. Switching represents charges assessed when a railroad switches cars for a customer or another railroad.

CSX's Committed Workforce
Most of the Company’s employees provide or support transportation services. The Company had more than 23,000 employees as of December 2023, which includes approximately 17,700 employees that are members of a rail labor union. As of December 2, 2022, all 12 rail unions at CSX that participated in national bargaining were covered by national agreements with the Class I railroads and CSX-specific agreements that will remain in effect through December 31, 2024. Collective agreements under the Railway Labor Act do not expire, but continue until amended, and formal notices to amend these agreements may be served as early as November 1, 2024.

CSX prioritizes workplace safety for employees and is committed to continued improvement through enhanced processes, training, technology, communication, and continuous collaboration with customers and peers across the railroad industry. Training programs and processes are focused on injury and accident prevention as well as emergency preparedness. The attainment of key safety targets is a component of management's annual incentive program. The FRA Personal Injury Frequency Index, a measure of the number of FRA-reportable injuries per 200,000 man-hours, was 0.89 in 2023 and 1.01 in 2022, improving year over year.

CSX 2023 Form 10-K p.4

CSX CORPORATION
PART I

The Compensation and Talent Management Committee of the Board of Directors is charged with oversight of CSX's workforce. The Company is committed to developing a culture that promotes workforce diversity and inclusion and encourages ethical behavior. As of December 31, 2023, approximately 23% of CSX's overall workforce and 37% of management was diverse, calculated as the percentage of males of color and all females. In 2023, CSX was recognized as a “Best Place to Work for Disability Inclusion” by Disability:IN and the American Association of People with Disabilities for a fifth consecutive year after receiving a top score on their disability equality index. The CSX Code of Ethics serves as a guiding standard for ethical behavior and covers many types of matters, including discrimination and harassment as well as safety. Annually, all management employees are required, and union employees are highly encouraged, to complete ethics training.

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

CSX 2023 Form 10-K p.5

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

Financial Information
Information regarding the Company's results of operations and financial position can be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

For additional information concerning business conducted by the Company during 2023, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
CSX 2023 Form 10-K p.6

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

Regulatory, Legislative and Legal

New legislation, regulatory changes or other governmental actions could impact the Company's earnings or restrict its ability to independently negotiate prices.
Legislation passed by Congress, new regulations issued by federal agencies, or executive orders issued by the President of the United States could significantly affect the revenues, costs, including income taxes, and profitability of the Company's business. In addition, statutes or regulations that, among other things, impose price constraints or affecting rail-to-rail competition could adversely affect the Company's profitability.

Government regulation and compliance risks may adversely affect the Company's operations and financial results.
The Company is subject to the jurisdiction of various regulatory agencies, including the STB, FRA, PHMSA, TSA, EPA and other state, provincial, local and federal regulatory agencies for a variety of economic, health, safety, labor, environmental, tax, legal, cybersecurity and other matters. New or modified rules or regulations by these agencies could increase the Company's operating costs, adversely impact revenue or reduce operating efficiencies and affect service performance. Noncompliance with applicable laws or regulations could erode public confidence in the Company and can subject the Company to fines, penalties and other legal or regulatory sanctions.

CSXT, as a common carrier by rail, is required by law to transport hazardous materials and could be adversely impacted by non-compliance with applicable regulations or from regulatory and legislative changes.
CSXT is required to comply with regulations regarding the handling of hazardous materials and has a legal obligation to transport certain hazardous materials under the common carrier mandate. Applicable rules issued by the TSA place significant security and safety requirements on passenger and freight railroad carriers, rail transit systems and facilities that ship hazardous materials by rail. Noncompliance with these rules can subject the Company to significant penalties and could be a factor in litigation arising out of a train accident. Finally, legislation preventing the transport of hazardous materials through certain cities could result in network congestion and increase the length of haul for hazardous substances, which could increase operating costs, reduce operating efficiency or increase the risk of an accident involving the transport of hazardous materials.

CSX 2023 Form 10-K p.7

CSX CORPORATION
PART I

The Company may be subject to various claims and lawsuits that could result in significant expenditures.
As part of its railroad and other operations, the Company is subject to various claims and lawsuits related to disputes over commercial practices, labor and unemployment matters, occupational and personal injury claims, property damage or freight damage, environmental and other matters. The Company may experience material judgments or incur significant costs to defend existing and future lawsuits. Although the Company maintains insurance to cover some of these types of claims and establishes reserves when appropriate, final amounts determined to be due on any outstanding matters may exceed the Company's insurance coverage or differ materially from the recorded reserves. Additionally, the Company could be impacted by adverse developments not currently reflected in the Company's reserve estimates.

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
The Company relies on information technology in all aspects of its business. The security, stability and availability of the Company’s and its key third-party vendors’ information technology systems are critical to its ability to operate safely and effectively and to compete within the transportation industry. A successful data breach, cyber-attack, or the occurrence of any similar incident that impacts the Company’s or its key third-party vendors’ information technology systems could result in a service interruption, train accident, misappropriation of confidential or proprietary information (including personal information), process failure, or other operational difficulties. A disruption or compromise of the Company’s or its key third-party vendors' information technology systems, even for short periods of time, and any resulting theft or compromise of Company confidential or proprietary information (including personal information), could adversely affect the Company’s business or reputation, create significant legal, regulatory or financial exposure and have a material adverse impact on CSX’s business, financial condition or operations.

CSX 2023 Form 10-K p.8

CSX CORPORATION
PART I

The Company, its third-party vendors and other companies in the rail and transportation industries have been subject to, and are likely to continue to be the target of, data breaches, cyber-attacks and other similar incidents. These incidents may include, among other things, malware, ransomware, distributed denial of service attacks, social engineering, phishing, theft, malfeasance or improper access by employees or third-party vendors, software bugs, server malfunctions, software or hardware failures, human error, fraud, or other modes of attack or disruption. Attacks of these nature are increasing in frequency, levels of persistence, intensity and sophistication, including by nation-state threat actors or those associated with nation-states. Further, the Company may be at increased risk of experiencing a cyber-attack as a result of being a component of the critical U.S. infrastructure. If such an event takes place, the Company may be required to incur significant expenses in excess of existing cybersecurity insurance coverage. As cybersecurity threats continue to evolve, the Company may be required to expend significant additional resources to continue to modify or enhance its protective measures or to investigate and remediate any information security vulnerabilities, data breaches, cyber-attacks or other similar incidents. The Company or its third-party vendors may also experience cybersecurity incidents as a result of employees, third-party vendors and other third parties with which they interact working remotely on less secure systems and environments.

Despite the Company’s efforts to protect its information technology systems, it may not be able to prevent or anticipate all data breaches, cyber-attacks or other similar incidents, detect or react to such incidents in a timely manner or adequately remediate any such incident. Due to applicable laws, rules and regulations or contractual obligations, CSX may be held responsible for data breaches, cyber-attacks or other similar incidents attributed to its third-party vendors as they relate to the information CSX shares with them.

Additionally, if CSX is unable to successfully acquire, develop or implement new technology, including artificial intelligence, it may suffer a competitive disadvantage within the rail industry and with companies providing other modes of transportation services.

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

CSXT, as a common carrier by rail, transports hazardous materials, which could expose the Company to significant costs and claims in the event of a train accident.
A train accident involving the transport of hazardous materials could result in significant costs and claims arising from personal injury, property or natural resource damage, environmental penalties and remediation obligations. Such claims, if insured, could exceed existing insurance coverage or insurance may not continue to be available at commercially reasonable rates, which could have a material adverse effect on the Company's results of operations, financial condition, and liquidity. Under federal regulations, CSXT is required to transport certain hazardous materials under the legal duty referred to as the common carrier mandate regardless of risk or potential exposure to loss.
CSX 2023 Form 10-K p.9

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
CSX 2023 Form 10-K p.10

CSX CORPORATION
PART I

Global economic conditions could negatively affect demand for commodities and other freight.
A decline or disruption in general domestic and global economic conditions that affects demand for the commodities and products the Company transports, including import and export volume, could reduce revenues or have other adverse effects on the Company's cost structure and profitability. For example, slower rates of economic growth in Asia, contraction of European economies, and changes in the global supply of seaborne coal or price of seaborne coal have adverse impacts on U.S. export coal volume and result in lower coal revenue for CSX. Additionally, embargoes or changes to trade agreements or policies could result in reduced import and export volumes due to increased tariffs and lower consumer demand. If the Company experiences significant declines in demand for its transportation services with respect to one or more commodities and products or continues to experience the impacts of inflation, the Company may experience reduced revenue and increased operating costs, workforce adjustments, and other related activities, which could have a material adverse effect on the Company's financial condition, results of operations and liquidity.

Changing dynamics in the U.S. and global energy markets could negatively impact profitability.
Over time, changing dynamics in the U.S. and global energy markets, including the impacts of regulation and alternative fuel sources, have resulted in lower energy production from coal-fired power plants in CSX's service territory. Changes in natural gas prices, or other factors impacting demand for electricity, could impact future power generation at coal-fired plants, which would affect the Company's coal volumes and revenues.

Weaknesses in the capital and credit markets could negatively impact the Company’s access to capital.
The Company regularly relies on capital markets for the issuance of long-term debt instruments, commercial paper and bank financing from time to time. Instability or disruptions of the capital markets, including credit markets, significant increases in interest rates, or the deterioration of the Company’s financial condition due to internal or external factors, could restrict or prohibit access and could increase financing costs. A significant deterioration of the Company’s financial condition could also reduce credit ratings and could limit or affect its access to external sources of capital and increase the costs of short and long-term debt financing.

Availability of Critical Supplies and Labor

The unavailability of critical resources could adversely affect the Company’s operational efficiency and ability to meet demand.
Marketplace conditions for resources like locomotives as well as the availability of qualified personnel, including engineers and conductors as well as other skilled professional or technical employees, could each have a negative impact on the Company’s ability to meet demand for rail service. Although the Company strives to maintain adequate resources and personnel for the current business environment, unpredictable increases in demand for rail services or extreme weather conditions may exacerbate such risks, which could have a negative impact on the Company’s operational efficiency and otherwise have a material adverse effect on the Company’s financial condition, results of operations, or liquidity in a particular period.
CSX 2023 Form 10-K p.11

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

Climate change and other emissions-related laws and regulations have been proposed and, in some cases adopted, on the federal, state, provincial and local levels. These final and proposed laws and regulations take the form of restrictions, caps, taxes or other controls on emissions as well as requirements to disclose information relating to climate change. In particular, the EPA has issued various regulations and may issue additional regulations targeting emissions, including rules and standards governing emissions from certain stationary sources and from vehicles. Any of these pending or proposed laws or regulations, could adversely affect the Company's operations and financial results by, among other things: (i) reducing coal-fired electricity generation due to mandated emission standards; (ii) reducing the consumption of coal as a viable energy resource in the United States and Canada; (iii) increasing the Company's fuel, capital and other operating costs and negatively affecting operating and fuel efficiencies; and (iv) making it difficult for the Company's customers in the U.S. and Canada to produce products in a cost competitive manner. Any of these factors could reduce the amount of shipments the Company handles and have a material adverse effect on the Company's financial condition, results of operations or liquidity. In addition, CSX may become subject to legal requirements to disclose climate change related information and may become subject to demands or expectations by its supply chain partners, customers or other stakeholders to disclose information relating to climate risk or set related targets or goals. The Company's current practices with respect to climate risk disclosure may fail to meet these developing legal requirements or stakeholder demands or expectations. In addition, legislative or regulatory uncertainties and change regarding climate-related risks, including inconsistent perspectives or requirements, are likely to result in higher regulatory, compliance, credit, reputational and other risks and costs.

CSX 2023 Form 10-K p.12

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

Item 1B.  Unresolved Staff Comments

None

CSX 2023 Form 10-K p.13

CSX CORPORATION
PART I

Item 1C.  Cybersecurity

Cybersecurity Risk Management and Strategy
Strong performance and reliability of the Company's technology systems are critical to operating safely and effectively, and protecting personal and customer data is essential to maintaining stakeholder trust. The Company has implemented processes designed to assess, identify, and manage material cybersecurity risks, as described further below. CSX maintains a cybersecurity framework that is integrated across the organization through people, processes and technology to help protect the personal information of its customers, its contractors and its suppliers as well as protect the integrity of its own operations. Cybersecurity is also integrated into the Company’s Enterprise Risk Management (“ERM”) program. The Company equips CSX systems with various cybersecurity tools, conducts vulnerability scans and provides critical cybersecurity information to application users, as appropriate. The Company also takes proactive measures to advise CSX employees of how they can assist the Company in its cybersecurity practices. CSX informs employees on cybersecurity best practices, including how to identify cyber-related suspicious activity, how to report such activity and, as appropriate, proactive measures employees can take to safeguard company information and devices. The Company also provides cybersecurity awareness training to employees and conducts cybersecurity testing exercises to help maintain cybersecurity vigilance. With the assistance of third-party consultants, the Company conducts an annual cybersecurity exercise, which is often a "tabletop" scenario involving a cross-functional group responding to a hypothetical cybersecurity threat.

The Company considers its material cybersecurity-related risks, as described in more detail below and at Item 1A. Risk Factors, and applies various frameworks to establish controls that are reasonably designed to identify, protect, detect, respond to, and recover from significant cybersecurity incidents. The Company also tests its cybersecurity program to assess whether enhancements to cybersecurity measures are appropriate, such as additional detection and prevention capabilities. These tests may include the use of internal or third-party external risk assessments, and penetration testing. The Company also conducts periodic cybersecurity assessments, as appropriate, pursuant to its annual risk assessment process. Third party resources may also be used for these assessments.

As part of its cybersecurity program, CSX partners with a third-party to provide a managed service that is designed to enable continuous monitoring at its Security Operation Center ("SOC"). The SOC has established processes to identify, address, and remediate cybersecurity threats or vulnerabilities. This includes the engagement, where necessary, of third-party experts, advisors, and other cybersecurity professionals that have been retained by the Company to assist in responding to cybersecurity incidents or threats. Company processes also include various procedures for notifying members of the company's cybersecurity department, Chief Information Security Officer ("CISO"), legal department, accounting department, and others as applicable.

The Company has processes designed to provide reasonable oversight for the identification of cybersecurity risks associated with certain third-party service providers. As appropriate, the Company requires certain third-party providers to complete a cybersecurity questionnaire, to provide Service Organization Control assessment results, if such results exist, or to agree to contractual language regarding cybersecurity and incident notification obligations in agreements with the company. CSX also has processes that help monitor risks associated with its key third-party vendors’ technology systems, including, where appropriate, performing security assessments of cyber incidents through dashboard alerting for reported events. CSX’s internal cybersecurity processes and disclosure protocols consider cybersecurity incidents involving key applications provided by third-parties.
CSX 2023 Form 10-K p.14

CSX CORPORATION
PART I

The Company, its third-party vendors and other companies in the rail and transportation industries have been subject to, and are likely to continue to be the target of, data breaches, cyber-attacks and other similar incidents as discussed in more detail in Item 1A. Risk Factors. In light of the numerous cybersecurity risks that CSX faces, it is reasonably likely that any of the related risks, individually or collectively, if significant, could materially affect the Company’s operations, including but not limited to service interruption, train accident or derailment, misappropriation of confidential or proprietary information (including personal information), process failure, or other operational difficulties.

Cybersecurity Governance
The cybersecurity program and related risks at CSX are managed by the VP Technology and CISO. The Company's CISO is a Certified Information Systems Auditor with over 30 years of industry experience including information security leadership positions at multiple publicly-traded companies.

The CISO is notified of cybersecurity events as needed based on the Company’s processes for addressing cybersecurity incidents and threats. The CISO is supported by a team that includes the SOC, which consists of the Deputy Chief Information Security Officer and other cybersecurity professionals as well as a team of third-party contractors. The SOC, with the assistance of outside third-parties as needed, analyzes, evaluates and remediates cybersecurity incidents and provides investigative information to the CISO. Depending on the significance of any specific cybersecurity incident or threat, and/or relation to prior incidents, the CISO will escalate relevant information, as appropriate, and the Company’s legal and accounting groups, with assistance from other company departments and third parties, will assist in assessing potential SEC disclosure obligations. The CISO coordinates disclosure to other agencies, when necessary, including requirements under the Transportation Security Administration directives.

More significant cybersecurity incidents or threats may result in notifications to senior leadership and, if necessary, to the Audit Committee and the Board of Directors. Additionally, a cybersecurity governance briefing takes place quarterly with leaders from the Company's technology, operations, commercial, legal, and accounting departments to discuss cybersecurity risks, threats, and incidents, including updates from the SOC and an assessment of ways to mitigate and remediate any threats or incidents the Company may be facing.

The Company's Audit Committee of the Board of Directors oversees the Company's cybersecurity risk, mitigation strategies and overall resiliency of the Company’s technology infrastructure. Such risk is managed as part of the Company’s overall risk management and business continuity processes and is included in the ERM program, which is also overseen by the Audit Committee. The Audit Committee periodically reviews assessments of information security controls and procedures, any incidents that could have a potentially significant impact on the company’s network, as well as potential cybersecurity risk disclosures. The Company's senior leadership team briefs the Audit Committee and Board of Directors at least annually on information technology and cybersecurity matters, including more frequent updates as circumstances warrant. Such annual updates include significant findings or updates by internal or external evaluations. The Audit Committee is apprised annually on emerging risks to the Company, including education on cybersecurity-related matters as needed. CSX has a cybersecurity expert on the Board and its Audit Committee to provide expanded oversight of the Company’s cybersecurity and technology systems.
CSX 2023 Form 10-K p.15

CSX CORPORATION
PART I

Item 2.  Properties

The Company’s properties primarily consist of track and its related infrastructure, locomotives, and freight cars and equipment. These categories and the geography of the network are described below.

Track and Infrastructure
Serving 26 states, the District of Columbia, and the Canadian provinces of Ontario and Quebec, the CSXT rail network serves, among other markets, New York, Philadelphia and Boston in the Northeast and Mid-Atlantic, the southeast markets of Atlanta, Miami and New Orleans, and the midwestern markets of St. Louis, Columbus and Chicago.

CSXT’s track structure includes mainline track, connecting terminals and yards, track within terminals and switching yards, sidings used for passing trains, track connecting CSXT's track to customer locations and turnouts that divert trains from one track to another. Total track miles, which reflect the size of CSXT’s network that connects markets, customers and western railroads, are greater than CSXT’s approximately 20,000 route miles. At December 2023, the breakdown of track miles was as follows:

Track
Miles
Single Mainline Track	19,671
Other Mainline Track	5,652
Terminals and Switching Yards	9,270
Passing Sidings and Turnouts	896
Total	35,489

In addition to its physical track structure, the Company operates numerous yards and terminals for rail and intermodal service. These serve as points of connectivity between the Company and its local customers and as sorting facilities where railcars and intermodal containers are received, classed for destination and placed onto outbound trains, or arrive and are delivered to the customer. The Company’s largest yards and terminals based on 2023 volume (number of railcars or intermodal containers processed) are listed below.

Yards and Terminals	Annual Volume
Waycross, GA	930,651
Bedford Park Intermodal Terminal (Chicago)	926,845
Nashville, TN	645,352
Cincinnati, OH	644,478
Selkirk, NY	625,308
Avon, IN (Indianapolis)	597,169
Walbridge, OH (Toledo)	378,869
Fairburn, GA Intermodal Terminal (Atlanta)	362,767
Louisville, KY	356,740
Chicago, IL	307,588
CSX 2023 Form 10-K p.16

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

Coal Network – The CSXT coal network connects the coal mining operations in the Appalachian mountain region and Illinois basin with industrial areas in the Southeast, Northeast and Mid-Atlantic, as well as many river, lake, and deep water port facilities. The domestic coal market has declined significantly over the last decade and export coal remains subject to volatility. CSXT’s coal network remains well positioned to supply utility markets in both the Northeast and Southeast and to transport coal shipments for export outside of the U.S. Most of the export coal the Company transports is used for steelmaking, while the majority of domestic coal the Company ships is used for electricity generation.

See the following page for a map of the CSX Rail Network. Also included on the map, "CSX Operating Agreement" indicates areas within which CSX can operate through trackage rights beyond the CSX network.
CSX 2023 Form 10-K p.17

CSX CORPORATION
PART I

CSX Rail Network

Portland
Syracuse
Selkirk
Buffalo
Detroit
Chicago
Toledo
Cleveland
Willard
Pittsburgh
Columbus
Cumberland
Baltimore
Avon
Cincinnati
Russell
Richmond
Louisville
Rocky Mount
Nashville
Hamlet
Memphis
Florence
Birmingham
Atlanta
Charleston
Montgomery
Savannah
Waycross
Mobile
Jacksonville
New Orleans
Tampa
Major Terminal
CSX Rail Service
CSX Operating Agreement

CSX 2023 Form 10-K p.18

CSX CORPORATION
PART I

Locomotives
As of December 2023, CSXT owns or long-term leases more than 3,500 locomotives. From time to time, the Company also short-term leases locomotives based on business needs. Freight locomotives are used primarily to pull trains while switching locomotives are used in yards. Auxiliary units are typically used to provide extra traction for heavy trains in hilly terrain. Of owned locomotives, approximately 68% were in active service as of December 31, 2023, and the remainder were in storage to be utilized as needed. Storing locomotives and equipment allows the Company to quickly adjust its active fleet based on demand and other factors while avoiding delays due to supply limitations or excessive lead times to acquire additional equipment. As of December 2023, CSXT’s fleet of owned or long-term leased locomotives consisted of the following types:

	Locomotives	%	Average Age (in Years)
Freight	3,160	89%	23
Switching	234	6%	46
Auxiliary Units	175	5%	30
Total Locomotives	3,569	100%	25

Equipment
The Company owns or long-term leases rail equipment, including several types of freight cars and intermodal containers. Of total owned and long-term leased equipment, approximately 89% was in active service as of December 31, 2023, and the remainder were in storage to be utilized as needed. As of December 2023, the Company’s owned and long-term leased equipment consisted of the following:

Equipment	Number of Units	%
Gondolas	18,978	41%
Multi-level Flat Cars	11,095	24%
Open-top Hoppers	6,215	13%
Covered Hoppers	6,088	13%
Box Cars	3,059	7%
Flat Cars	575	1%
Other Cars	586	1%
Subtotal Freight Cars	46,596	100%
Containers	19,230
Total Equipment	65,826

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

CSX 2023 Form 10-K p.19

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

Other cars – Primarily slab steel cars.

Containers – Weather-proof boxes used for bulk shipment of freight, primarily in intermodal service.

Item 3.  Legal Proceedings

    For further details, please refer to Note 8. Commitments and Contingencies of this annual report on Form 10-K.

Item 4.  Mine Safety Disclosure

Not Applicable

CSX 2023 Form 10-K p.20

CSX CORPORATION
PART I

Executive Officers of the Registrant

Executive officers of the Company are elected by the CSX Board of Directors and generally hold office until the next annual election of officers. There are no family relationships or any arrangement or understanding between any officer and any other person pursuant to which such officer was elected. As of the date of this filing, the executive officers’ names, ages and business experience are:

Name and Age	Business Experience During Past Five Years
Joseph R. Hinrichs, 57 President and Chief Executive Officer	Hinrichs, a leader with more than 30 years of experience in the global automotive, manufacturing, and energy sectors, was named President and Chief Executive Officer in September 2022.

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

Over the four years prior to joining CSX, Hinrichs also served in multiple advisory and board roles of various companies.
Sean R. Pelkey, 44 Executive Vice President and Chief Financial Officer
Pelkey was named Executive Vice President and Chief Financial Officer in January 2022. In this role, he guides all of the finance activities for the Company including accounting, financial planning, investor relations, procurement, tax and treasury. Prior to this role, Pelkey held the role of Vice President Finance & Treasury since 2017.

Prior to 2017, he has held the positions of AVP Capital Markets and Director Performance Analysis. During his 18 years with CSX, Mr. Pelkey has held a variety of other roles, including financial planning and technology finance.

Kevin S. Boone, 46 Executive Vice President and Chief Commercial Officer
Boone has served as Executive Vice President and Chief Commercial Officer since June 2021. In his current role, he is responsible for developing and implementing the Company's commercial strategy and oversees functions including sales, marketing, customer solutions, real estate and industrial development.

Mr. Boone has more than 20 years of experience in finance, accounting, mergers and acquisitions, and transportation performance analysis. He joined CSX in September 2017 as Vice President of Corporate Affairs and Chief Investor Relations Officer and was later named Vice President, Marketing and Strategy leading research and data analysis to advance growth strategies for CSX. In May 2019 he was named Chief Financial Officer. Before joining CSX in 2017, Mr. Boone worked as a Senior Equity Research Analyst at Janus Capital. He also served as a Vice President at Morgan Stanley in equity research and an associate at Merrill Lynch in the mergers and acquisitions group.

CSX 2023 Form 10-K p.21

CSX CORPORATION
PART I

Name and Age	Business Experience During Past Five Years
Michael A. Cory, 61 Executive Vice President and Chief Operating Officer
Cory was named Executive Vice President and Chief Operating Officer in September 2023. In this role, he is responsible for transportation, network operations including terminals, mechanical, engineering and labor relations.

Mr. Cory is a seasoned railroad executive with approximately 40 years of operations experience, working at the Canadian National Railway Company ("CN") from 1981 to 2019. He served as Executive Vice President and Chief Operating Officer at CN. He also held positions including Vice President of Network Operations, Senior Vice President of Network Operations, Senior Vice President of the Eastern Region and Senior Vice President for the Western Region during his time at CN.

After Mr. Cory's retirement from CN in 2019, he continued to provide transportation consulting services as well as serving as the President of Pacific National, Australia's largest private railroad, in 2021.

Stephen Fortune, 54 Executive Vice President and Chief Digital and Technology Officer	Fortune was named CSX's Executive Vice President and Chief Digital and Technology Officer in April 2022. In this role, he is responsible for leading the Company's technology strategy development and all aspects of CSX's information technology systems operations, including cybersecurity.

Prior to joining CSX with nearly 20 years of information technology experience, he spent 30 years at BP, most recently as Chief Information Officer of the global BP group.
Nathan D. Goldman, 66 Executive Vice President and Chief Legal Officer	Goldman has served as Executive Vice President and Chief Legal Officer, and Corporate Secretary of CSX since November 2017. In this role, he directs the Company’s legal affairs, government relations, risk management, public safety, environmental, and audit functions.

During his 20 years with the Company, Mr. Goldman has previously served as Vice President of Risk Compliance and General Counsel and has overseen work in compliance, risk management and safety programs.
Diana B. Sorfleet, 59 Executive Vice President and Chief Administrative Officer	Sorfleet was named Executive Vice President and Chief Administrative Officer in July 2018. In this role, her responsibilities include human resources, people systems and analytics, total rewards, facilities and aviation.

During her 12 years with the Company, Ms. Sorfleet has previously served as Chief Human Resources Officer. Prior to joining CSX, she worked in human resources for 20 years.
Angela C. Williams, 49 Vice President and Chief Accounting Officer	Williams has served as Vice President and Chief Accounting Officer of CSX since March 2018. She is responsible for financial and regulatory reporting, freight billing and collections, payroll, accounts payable and various other accounting processes.

During her 20 years with the Company, she previously served as Assistant Vice President - Assistant Controller and in other various accounting roles. With more than 25 years of experience, Williams held various accounting and auditing positions prior to joining CSX. Ms. Williams is a Certified Public Accountant in the state of Florida.
CSX 2023 Form 10-K p.22

CSX CORPORATION
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
CSX’s common stock is listed on the Nasdaq Global Select Market, which is its principal trading market, and is traded over-the-counter and on exchanges nationwide. The official trading symbol is “CSX.”

Description of Common and Preferred Stock
A total of 5.4 billion shares of common stock are authorized, of which 1,958,427,685 shares were outstanding as of December 31, 2023. Each share is entitled to one vote in all matters requiring a vote of shareholders. There are no preemptive rights, which are privileges extended to select shareholders that would allow them to purchase additional shares before other members of the general public in the event of an offering. At January 31, 2024, the latest practicable date that is closest to the filing date, there were 21,547 common stock shareholders of record. The weighted average of common shares outstanding, which was used in the calculation of diluted earnings per share, was 2,013 million as of December 31, 2023. (See Note 2, Earnings Per Share.) A total of 25 million shares of preferred stock is authorized, none of which is currently outstanding.

    The following table sets forth, for the quarters indicated, the dividends declared on CSX common stock.

	Quarter
	1st	2nd	3rd	4th	Year
2023	$0.11	$0.11	$0.11	$0.11	$0.44
2022	$0.10	$0.10	$0.10	$0.10	$0.40

CSX 2023 Form 10-K p.23

CSX CORPORATION
PART II
Stock Performance Graph
The cumulative shareholder returns, assuming reinvestment of dividends, on $100 invested at December 31, 2018 are illustrated on the graph below. The Company references the Standard & Poor's 500 Stock Index (“S&P 500 ®”), and the Dow Jones U.S. Transportation Average Index, which provide comparisons to a broad-based market index and other companies in the transportation industry. This performance graph shall not be deemed "soliciting material" or to be "filed" with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of CSX Corp. under the Securities Act of 1933, as amended, or the Exchange Act.

CSX 2023 Form 10-K p.24

CSX CORPORATION
PART II
CSX Purchases of Equity Securities

During November 2023, the share repurchase program announced in July 2022 was completed and the Company began repurchasing shares under the $5 billion share repurchase program approved on October 17, 2023. Total repurchase authority remaining as of December 31, 2023 was $4.8 billion. For more information about share repurchases, see Note 2, Earnings Per Share. Share repurchase activity of $581 million for the fourth quarter 2023 was as follows:

CSX Purchases of Equity Securities for the Quarter
Fourth Quarter	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning Balance				$371,411,668
October 1 - October 31, 2023	10,791,515	$30.53	10,791,515	41,950,017
November 1 - November 30, 2023	6,756,749	30.66	6,756,749	4,834,766,702
December 1 - December 31, 2023	1,326,238	33.45	1,326,238	4,790,399,073
Ending Balance	18,874,502	$30.78	18,874,502	$4,790,399,073

Item 6.  Reserved
CSX 2023 Form 10-K p.25

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

Economic Profit (CSX Cash Earnings or CCE) - A non-GAAP measure designed to incentivize strategic investments earning more than the required return. Economic Profit is calculated as CSX’s gross cash earnings (after-tax adjusted EBITDA) minus the capital charge (long-term average cost of capital) on gross operating assets.

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
CSX 2023 Form 10-K p.26

CSX CORPORATION
PART II

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

Revenue adequacy - The achievement of a rate of return on investment over time at least equal to the industry cost of investment capital, as measured by the STB.

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

CSX 2023 Form 10-K p.27

CSX CORPORATION
PART II
2023 HIGHLIGHTS
• Revenue of $14.7 billion decreased $196 million or 1% versus the prior year.
• Expenses of $9.1 billion increased $266 million or 3% year over year.
• Operating income of $5.6 billion decreased $462 million or 8% year over year.
• Operating ratio of 62.1% increased 260 basis points from 59.5%.
• Earnings per diluted share of $1.85 decreased $0.10 or 5% year over year.

RESULTS OF OPERATIONS
The following section generally discusses the Company's results of operations and financial condition for the year ended December 31, 2023, compared to the year ended December 31, 2022. A discussion regarding results of operations and financial condition for the year ended December 31, 2022, compared to the year ended December 31, 2021, can be found in Part II, Item 7 of CSX's Annual Report on Form 10-K for the year ended 2022, filed with the Securities and Exchange Commission on February 15, 2023.

2023 vs. 2022 Results of Operations

	Years Ended
	2023	2022	$ Change	% Change
(Dollars in Millions)
Revenue	$14,657	$14,853	$(196)	(1)%
Expense
Labor and Fringe	3,024	2,861	(163)	(6)
Purchased Services and Other	2,764	2,685	(79)	(3)
Depreciation and Amortization	1,611	1,500	(111)	(7)
Fuel	1,377	1,626	249	15
Equipment and Other Rents	354	396	42	11
Gains on Property Dispositions	(34)	(238)	(204)	(86)
Total Expense	9,096	8,830	(266)	(3)
Operating Income	5,561	6,023	(462)	(8)
Interest Expense	(809)	(742)	(67)	(9)
Other Income - Net	139	133	6	5
Income Tax Expense	(1,176)	(1,248)	72	6
Net Earnings	$3,715	$4,166	$(451)	(11)

Earnings Per Diluted Share	$1.85	$1.95	$(0.10)	(5)%
Operating Ratio	62.1%	59.5%		(260)	bps

CSX 2023 Form 10-K p.28

CSX CORPORATION
PART II

Volume and Revenue (Unaudited)
Volume (Thousands of Units); Revenue (Dollars in Millions); Revenue Per Unit (Dollars)
	Volume			Revenue			Revenue Per Unit
	2023	2022	% Change	2023	2022	% Change	2023	2022	% Change

Chemicals	642	641	—%	$2,599	$2,584	1%	$4,048	$4,031	—%
Agricultural and Food Products	468	481	(3)%	1,657	1,664	—%	3,541	3,459	2%
Automotive	388	338	15%	1,219	1,054	16%	3,142	3,118	1%
Minerals	358	337	6%	733	658	11%	2,047	1,953	5%
Metals and Equipment	284	267	6%	917	828	11%	3,229	3,101	4%
Forest Products	282	291	(3)%	1,012	996	2%	3,589	3,423	5%
Fertilizers	199	203	(2)%	516	455	13%	2,593	2,241	16%
Total Merchandise	2,621	2,558	2%	8,653	8,239	5%	3,301	3,221	2%
Intermodal	2,766	2,963	(7)%	2,060	2,306	(11)%	745	778	(4)%
Coal	755	697	8%	2,484	2,434	2%	3,290	3,492	(6)%
Trucking	—	—	—%	882	966	(9)%	—	—	—%
Other	—	—	—%	578	908	(36)%	—	—	—%
Total	6,142	6,218	(1)%	$14,657	$14,853	(1)%	$2,386	$2,389	—%

CSX 2023 Form 10-K p.29

CSX CORPORATION
PART II
Revenue
Total revenue decreased by $196 million in 2023, or 1%, when compared to the previous year primarily due to decreases in other revenue, lower fuel recovery, pricing declines in export coal due to the impact of lower benchmark rates and declines in intermodal volume. These declines were partially offset by pricing and volume gains in merchandise and higher coal volumes.

Merchandise Volume
Chemicals - Increased shipments of export plastics, waste, and sand were offset by lower shipments of materials used in making plastics.

Agricultural and Food Products – Decreased primarily due to lower shipments of ethanol and export grain.

Automotive - Increased due to higher North American vehicle production as well as new business wins.

Minerals - Increased due to higher shipments of aggregates and cement driven by increased road construction and other infrastructure-related activities.

Metals and Equipment - Increased due to higher steel and scrap shipments, as well as stronger equipment shipments.

Forest Products – Decreased primarily due to lower shipments of pulpboard, paper, and lumber, partially offset by higher shipments of other building products.

Fertilizers - Decreased due to declines in short-haul shipments, which were partially offset by increases in long-haul potash and phosphate shipments.

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

Trucking Revenue
Trucking revenue decreased $84 million versus the prior year due to lower fuel and capacity surcharges.

Other Revenue
Other revenue was $330 million lower, primarily resulting from lower intermodal storage and equipment usage.

CSX 2023 Form 10-K p.30

CSX CORPORATION
PART II
Expense
In 2023, total expenses increased $266 million, or 3%, compared to prior year. Descriptions of each expense category as well as significant year-over-year changes are described below.

Labor and Fringe expenses include employee wages and related payroll taxes, health and welfare costs, pension, other post-retirement benefits and incentive compensation. These expenses increased $163 million due to the following items:
•An increase of $144 million was driven by inflation.
•An increase of $89 million was due to the impacts of higher headcount and union employee vacation and sick benefits.
•Incentive compensation costs decreased $34 million primarily due to lower expected payouts as well as the impacts of accelerated expense for eligible employees in the prior year.
•Prior year amounts included $32 million of out-of-period labor and benefit costs due to the agreement reached with labor unions.
•Other costs decreased by $4 million due to non-significant items.

Purchased Services and Other expenses consist primarily of contracted services to maintain infrastructure and equipment, terminal and pier services, purchased trucking and other transportation, and professional services. This category also includes costs related to materials, travel, casualty claims, environmental remediation, train accidents, property and sales tax, utilities and other items. Total purchased services and other expenses increased $79 million driven by the following:
•An increase of $101 million was due to higher operating support costs, which were primarily due to inflation and higher repair and maintenance costs. These increases were partially offset by lower volume and reduced congestion in intermodal operations.
•A decrease of $54 million was due to insurance recoveries in the current year.
•All other costs increased $32 million as higher technology spending, inflation and other increases were partially offset by lower trucking expenses and other non-significant items.

Depreciation expense primarily relates to recognizing the costs of capital assets, such as locomotives, railcars and track structure, over their respective useful lives, which are reviewed periodically as part of depreciation studies. This expense is impacted primarily by the capital expenditures made each year. Depreciation expense increased $111 million primarily due to the impacts of a 2022 equipment depreciation study as well as a larger net asset base.

Fuel expense includes locomotive diesel fuel as well as non-locomotive fuel. This expense is largely driven by the market price and locomotive consumption of diesel fuel. Fuel expense decreased $249 million primarily due to a 19% decrease in locomotive fuel prices, partially offset by higher fuel consumption.

Equipment and Other Rents expense includes rent paid for freight cars owned by other railroads or private companies, net of rents received by CSXT for use of its equipment. This category of expenses also includes expenses for short-term and long-term leases of locomotives, railcars, containers, tractors and trailers, offices and other rentals. These expenses decreased $42 million primarily due to lower car hire costs from improved car cycle times, partially offset by costs related to higher automotive volume.

Gains on Property Dispositions decreased to $34 million in 2023 from $238 million in 2022 primarily due to the inclusion of $144 million of gains in 2022 from the sale of property rights to the Commonwealth of Virginia.

CSX 2023 Form 10-K p.31

CSX CORPORATION
PART II
Interest Expense
Interest Expense includes interest on long-term debt and related fair value hedges, equipment obligations and finance leases. Interest expense increased $67 million primarily as a result of higher average debt balances and higher effective interest rates.

Other Income - Net
Other Income - Net includes investment gains, losses, interest income, components of net periodic pension and post-retirement benefit cost and other non-operating activities. Other income increased $6 million primarily due to higher interest income and other non-significant items, partially offset by a decrease in net pension benefit credits.

Income Tax Expense
Income Tax Expense decreased $72 million primarily due to lower earnings before income taxes, partially offset by prior year favorable state legislative changes.

Net Earnings and Earnings per Diluted Share
Net Earnings decreased $451 million to $3.7 billion, and earnings per diluted share decreased $0.10 to $1.85, due to the factors mentioned above. Average shares outstanding was lower as a result of share repurchase activity during the year and had a favorable impact on earnings per diluted share.

CSX 2023 Form 10-K p.32

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

Economic Profit
Management believes Economic Profit (CSX Cash Earnings or CCE) provides additional perspective to investors about financial returns generated by the business by representing a profit generated over and above the cost of capital used by the business to generate that profit. Economic Profit is designed to incentivize strategic investments that earn more than the required return. Increases in Economic Profit indicate that the Company is effectively allocating capital and rewarding shareholders by generating growth in excess of the incremental cost of capital associated with reinvestment in the business. This measure should be considered in addition to, rather than a substitute for, net income. This measure is defined by the Company as gross cash earnings minus the capital charge on gross operating assets. Gross cash earnings is calculated as Adjusted Earnings before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA"), less an assumed 15% cash tax. The capital charge uses a long-term average cost of capital of 8% multiplied by the gross operating assets. CSX's gross operating assets include gross properties and other non-cash assets, net of non-interest bearing liabilities.
The following table reconciles net income (GAAP measure) to Economic Profit (non-GAAP measure).

	Years Ended
(Dollars in Millions)	2023	2022
Net Income	$3,715	$4,166
Add: Income Tax Expense	1,176	1,248
Remove: Other Income - Net	(139)	(133)
Add: Interest Expense	809	742
Add: Depreciation, Amortization, and Operating Lease Expense	1,720	1,609
Remove: Unusual Items (a)	—	(144)
Adjusted EBITDA	7,281	7,488
15% Assumed Cash Tax	(1,092)	(1,123)
Gross Cash Earnings	6,189	6,365

Current Assets (Less Cash and Short-term Investments)	(1,908)	(1,843)
Gross Properties	(49,212)	(47,471)
Other Assets	(3,896)	(3,862)
Non-Interest Bearing Liabilities	10,873	10,640
Gross Operating Assets (b)	(44,143)	(42,536)
8% Capital Charge	(3,531)	(3,403)
Economic Profit (Non-GAAP)	$2,658	$2,962
(a) Unusual items are defined by management as unique events with greater than $100 million full year operating income impact, consistent with the terms of the Company's long-term incentive plan agreements. Gains from the Virginia transaction of $144 million were excluded for 2022.
(b) Gross operating assets reflects an average of reported balance sheet figures.
CSX 2023 Form 10-K p.33

CSX CORPORATION
PART II

Free Cash Flow
Management believes free cash flow is useful to investors as it is important in evaluating the Company’s financial performance. More specifically, free cash flow measures cash generated by the business after reinvestment. This measure represents cash available for both equity and bond investors to be used for dividends, share repurchases or principal reduction on outstanding debt. Free cash flow is calculated by using net cash from operations and adjusting for property additions and proceeds from property dispositions. This measure should be considered in addition to, rather than a substitute for, cash provided by operating activities. Free cash flow before dividends decreased $412 million year-over-year to $3.3 billion primarily due to lower proceeds and advances from property dispositions, mostly attributable to the sale of property rights to the Commonwealth of Virginia in the prior year, as well as higher property additions and less cash from operating activities. Cash from operating activities includes lower cash-generating net earnings and the impact of $168 million of higher payments for retroactive wages and bonuses, and associated taxes, related to finalized labor agreements as well as the offsetting impact of $381 million of postponed federal estimated tax payments, which were extended until first quarter 2024 under an Internal Revenue Service tax relief announcement for those impacted by Hurricane Idalia.

The following table reconciles cash provided by operating activities (GAAP measure) to free cash flow (non-GAAP measure).

	Years Ended
	2023	2022
(Dollars in Millions)
Net Cash Provided by Operating Activities	$5,549	$5,619
Property Additions	(2,281)	(2,133)
Proceeds and Advances from Property Dispositions	52	246
Free Cash Flow, before Dividends (Non-GAAP)	$3,320	$3,732

CSX 2023 Form 10-K p.34

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

	Fiscal Years
	2023	2022	Improvement/ (Deterioration)
Operations Performance (a)
Train Velocity (Miles per hour)	18.0	16.1	12%
Dwell (Hours)	9.4	11.3	17%
Cars Online	125,580	138,074	9%
On-Time Originations	77%	60%	28%
On-Time Arrivals	71%	52%	37%
Carload Trip Plan Performance	84%	64%	31%
Intermodal Trip Plan Performance	95%	90%	6%
Fuel Efficiency	1.02	0.99	(3)%

Revenue Ton-Miles (Billions)
Merchandise	128.0	126.0	2%
Coal	37.4	33.8	11%
Intermodal	28.3	30.0	(6)%
Total Revenue Ton-Miles	193.7	189.8	2%

Total Gross Ton-Miles (Billions)	381.3	375.5	2%

Safety (b)
FRA Personal Injury Frequency Index	0.89	1.01	12%
FRA Train Accident Rate	3.32	3.37	1%
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

CSX 2023 Form 10-K p.35

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

The Company remains focused on safety, service, and controlling costs. Velocity and dwell improved 12% and 17%, respectively, relative to 2022. Carload trip plan performance improved to 84% compared to 64% while intermodal trip plan performance improved to 95% compared to 90%, relative to 2022. CSX has seen an improvement in service metrics throughout 2023.

From a safety perspective, the FRA personal injury index improved by 12% and the train-accident rate improved by 1% compared to prior year. Safety is a guiding principle at CSX and the Company remains focused on its strong safety culture, including instilling the importance of safety in new hires. CSX is committed to reducing risk and enhancing the overall safety of its employees, customers and communities in which the Company operates.

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

Significant Cash Flows
The following charts highlight the operating, investing and financing components of the change in cash and cash equivalents for operating, investing and financing activities for full years 2023 and 2022.

In 2023, the Company generated $5.5 billion of cash from operating activities, which was $70 million less than prior year primarily driven by lower cash-generating net earnings and $168 million higher payments for retroactive wages and bonuses, including the associated taxes, related to finalized labor agreements. This decrease was partially offset by the impact of $381 million of postponed federal estimated tax payments mentioned above. Net cash used in investing activities was $2.3 billion, an increase in net spend of $156 million from the prior year primarily due to lower proceeds from property dispositions and higher property additions, partially offset by decreased acquisition spending. Cash used in financing activities was $3.9 billion, which represents an increase in net spend of $98 million from the prior year primarily due to lower proceeds from the issuance of long-term debt, partially offset by lower share repurchases.
CSX 2023 Form 10-K p.36

CSX CORPORATION
PART II

Sources of Cash and Liquidity
The Company has multiple sources of liquidity, including cash generated from operations and financing sources. The Company filed a shelf registration statement with the SEC on February 16, 2022, which may be used to issue debt or equity securities at CSX’s discretion, subject to market conditions and CSX Board authorization. While CSX seeks to give itself flexibility with respect to cash requirements, there can be no assurance that market conditions would permit CSX to sell such securities on acceptable terms at any given time, or at all. In 2023, CSX issued $600 million of long-term debt. See Note 10, Debt and Credit Agreements for more information.

CSX has access to a $1.2 billion five-year unsecured revolving credit facility backed by a diverse syndicate of banks that expires in February 2028. As of December 31, 2023, the Company had no outstanding balances under this facility. The Company also has a commercial paper program, backed by the revolving credit facility, under which the Company may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $1.0 billion outstanding at any one time. As of December 31, 2023, the Company had no outstanding debt under the commercial paper program.

Uses of Cash
CSX uses current cash balances for general corporate purposes, which may include capital expenditures, working capital requirements, reduction or refinancing of outstanding indebtedness, redemptions and repurchases of CSX common stock, dividends to shareholders, acquisitions and other business opportunities, and contributions to the Company's qualified pension plan.

In 2023, CSX continued to invest in its business to create long-term value for shareholders. The Company is committed to maintaining and improving its existing infrastructure and to positioning itself for long-term, profitable growth through optimizing network and terminal capacity. Funds used for property additions are further described below.

	Years Ended
Capital Expenditures (Dollars in Millions)	2023	2022
Track	$1,007	$1,000
Bridges, Signals and Other	693	673
Total Infrastructure	1,700	1,673
Strategic Projects and Commercial Facilities	304	251
Freight Cars	136	75
Locomotives	117	104
Regulatory (including PTC)	24	30
Total Capital Expenditures	$2,281	$2,133

Planned capital investments for 2024 are expected to be approximately $2.5 billion. Spending to sustain core infrastructure with a focus on safety and reliability will be a top priority. In addition, management is committed to investments that promote profitable growth, including projects supporting service enhancements and productivity initiatives, including investments in locomotives and freight cars. CSX intends to fund capital investments primarily through cash generated from operations.

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
CSX 2023 Form 10-K p.37

CSX CORPORATION
PART II
CSX is committed to returning cash to shareholders. Capital structure, capital investments and cash distributions, including dividends and share repurchases, are reviewed at least annually by the Board of Directors. On February 14, 2024, the Company's Board of Directors authorized a 9% increase in the quarterly cash dividend to $0.12 per common share effective March 2024. Management's assessment of market conditions and other factors guides the timing and volume of repurchases. Future share repurchases are expected to be funded by cash on hand, cash generated from operations and debt issuances.

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

Total assets as well as total liabilities and shareholders' equity increased $496 million from prior year end. The increase in total assets was primarily due to a $693 million increase in net properties consistent with planned capital expenditures, a $113 million increase in net pension assets for qualified pension plans, a $105 million increase in materials and supplies and a $105 million increase in investments in affiliates and other companies. These increases were partially offset by a $605 million decrease in cash as noted above.

Total liabilities increased $988 million from prior year end primarily due to the issuance of $600 million in long-term debt, a $414 million increase in income and other taxes payable largely related to postponed federal estimated tax payments, a $177 million increase in deferred income taxes and a $107 million increase in accounts payable. These increases were partially offset by payouts of accrued retroactive wages and bonuses totaling $238 million and debt repayments of $153 million. Total shareholders' equity decreased $492 million from prior year end primarily driven by share repurchases of $3.5 billion and dividends paid of $882 million, partially offset by net earnings of $3.7 billion.

Working capital is considered a measure of a company’s ability to meet its short-term needs. CSX had a working capital surplus of $160 million at December 2023 and $1.4 billion at December 2022. This decrease of $1.2 billion since year end is primarily due to cash paid for share repurchases of $3.5 billion, property additions of $2.3 billion and dividend payments of $882 million, as well as a $558 million of long-term debt maturing in 2024. These decreases were partially offset by cash earned from operations of $5.5 billion and $600 million in cash received from debt issued.
CSX 2023 Form 10-K p.38

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

Sale of Property Rights to the Commonwealth of Virginia
On March 26, 2021, the Company entered into a comprehensive agreement to sell certain property rights in three CSX-owned line segments to the Commonwealth of Virginia (“Commonwealth”) over three phases. Over the course of the transaction, which was completed in 2022, total proceeds of $525 million were collected and total gains of $493 million were recognized. This includes $125 million of proceeds collected and $144 million of gains recognized in 2022. For further details, refer to Note 6, Properties.

CSX 2023 Form 10-K p.39

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

The cost and availability of unsecured financing are materially affected by CSX's long-term credit ratings. CSX's credit ratings improved during 2023 following an upgrade by Moody's from a long-term rating Baa1 (Stable) as of December 2022 to A3 (Stable) as of December 2023. S&P's long-term rating for CSX remains consistent at BBB+ (Stable) for both December 2022 and December 2023. Ratings of BBB- and Baa3 or better by S&P and Moody’s, respectively, reflect ratings on debt obligations that fall within a band of credit quality considered to be investment grade. If CSX's credit ratings were to decline to below investment-grade levels, the Company could experience significant increases in its interest cost for new debt. In addition, a decline in CSX’s credit ratings to below investment grade levels could adversely affect the market’s demand, and thus the Company’s ability to readily issue new debt. The Company is committed to maintaining an investment-grade credit profile.

CSX 2023 Form 10-K p.40

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

•As of December 31, 2023, the Company had outstanding fixed-rate notes with varying maturities. See Note 10, Debt and Credit Agreements, for additional information related to future debt payments. Future interest payments associated with outstanding debt total $14.3 billion, with $804 million payable in 2024.
•Purchase commitments consist of CSX’s long-term locomotive maintenance program and other commitments to purchase technology, communications, railcar maintenance and other services. See Note 8, Commitments and Contingencies, for additional information about future payments related to purchase commitments.
•Capital expenditures include investments related to public-private partnerships. These partnership investments are typically for projects that are partially or wholly reimbursed to CSX through government awards or other funding sources. Project contribution commitments that are not reimbursable total $55 million as of December 31, 2023.
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
•Conrail owns rail infrastructure and operates for the joint benefit of CSX and Norfolk Southern Corporation ("NS"). This is known as the shared asset area. Conrail charges fees for right-of-way usage, equipment rentals and transportation, switching and terminal service charges in the shared asset area. See Note 15, Investment in Affiliates and Related-Party Transactions, for additional information about future payments related to agreements with Conrail.

Other Commitments and Off-Balance Sheet Arrangements
Other commitments total $187 million and primarily consist of guarantees, letters of credit and surety bonds, none of which are individually significant. These off-balance sheet arrangements are not reasonably likely to have a material effect on the Company's financial condition, results of operations or liquidity.

LABOR AGREEMENTS
Approximately 17,700 of the Company's approximately 23,000 employees are members of a rail labor union. As of December 2, 2022, all 12 rail unions at CSX that participated in national bargaining were covered by national agreements with the Class I railroads and CSX-specific agreements that will remain in effect through December 31, 2024. Collective agreements under the Railway Labor Act do not expire, but continue until amended, and formal notices to amend these agreements may be served as early as November 1, 2024.

CSX 2023 Form 10-K p.41

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
•pension plan accounting; and
•depreciation policies for assets under the group-life method

Personal Injury and Environmental Reserves
Personal Injury
Personal Injury reserves of $128 million and $126 million for 2023 and 2022, respectively, represent liabilities for employee work-related and third-party injuries. CSXT retains an independent actuary to assist management in assessing the value of personal injury claims. The methodology used by the actuary includes a development factor to reflect growth or reduction in the value of these personal injury claims. It is based largely on CSXT's historical claims and settlement experience. Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. For additional details, including a description of our related accounting policies, see Note 5, Casualty, Environmental and Other Reserves, in the consolidated financial statements.

Environmental
Environmental reserves were $154 million and $161 million for 2023 and 2022, respectively. The Company is a party to various proceedings related to environmental issues, including administrative and judicial proceedings involving private parties and regulatory agencies. The Company has been identified as a potentially responsible party at approximately 230 environmentally impaired sites. The Company reviews its potential liability with respect to each site identified, giving consideration to a number of factors such as:
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

CSX 2023 Form 10-K p.42

CSX CORPORATION
PART II
Critical Accounting Estimates, continued

Pension Plan Accounting
The Company sponsors defined benefit pension plans principally for salaried, management personnel. For employees hired prior to 2003, the plans provide eligible employees with retirement benefits based predominantly on years of service and compensation rates near retirement. For employees hired between 2003 and 2019, benefits are determined based on a cash balance formula, which provides benefits by utilizing interest and pay credits based upon age, service and compensation. Beginning in 2020, the CSX Pension Plan was closed to new participants. As of December 2023, the projected benefit obligation for the Company’s pension plans was $2.3 billion. For information related to the funded status of the Company's pension plans, see Note 9, Employee Benefit Plans.

The accounting for these plans is subject to the guidance provided in the Compensation-Retirement Benefits Topic in the Accounting Standards Codification ("ASC"). This rule requires that management make certain assumptions relating to the following:
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

The weighted average discount rate used by the Company to value its pension obligations was 4.82% and 5.02% as of December 2023, and December 2022, respectively. As of December 2023, the estimated duration of pension benefits is approximately 9 years.

Each year, the discount rate is reevaluated and adjusted using the current market interest rates for high quality corporate bonds to reflect the best estimate of the current effective settlement rates. In general, if interest rates decline or rise, the assumed discount rate will change.
CSX 2023 Form 10-K p.43

CSX CORPORATION
PART II
Critical Accounting Estimates, continued

Long-term Rate of Return on Plan Assets
The expected long-term average rate of return on plan assets reflects the average rate of earnings expected on the funds invested, or to be invested, to provide for benefits included in the projected benefit obligation. In estimating that rate, the Company gives appropriate consideration to the returns being earned by the plan assets in the funds and the rates of return expected to be available for reinvestment as well as the current and projected asset mix of the funds. Management, with the assistance of an outsourced investment manager, balances market expectations obtained from various investment managers with both market and actual plan historical returns to develop a reasonable estimate of the expected long-term rate of return on assets. As this assumption is long term, the annual review may result in less frequent adjustment than other assumptions used in pension accounting. The long-term rate of return on plan assets used by the Company to value its benefit cost for the subsequent plan year was 6.75% in both 2023 and 2022.

Other Assumptions
The calculations made by the actuaries also include assumptions relating to mortality rates, turnover, retirement age and salary inflation rates. These assumptions are based upon historical data, recent plan experience and industry trends and are determined by management.

2024 Estimated Pension Expense
Net periodic pension benefit expense for 2024 is expected to be a credit of $22 million. Net periodic pension benefit expense for 2024 is expected to include service cost expense of $23 million. Service cost expense is included in labor and fringe on the consolidated income statement and all other components of net pension expense are included in other income - net. Net periodic pension expense in 2023 was a credit of $1 million. The net increase in the expected credit is primarily due to impacts from recent favorable pension asset experience.

The following sensitivity analysis illustrates the effects of a 1% change in certain assumptions on the 2024 estimated pension expense:

(Dollars in Millions)	Pension Expense
Discount Rate	$12
Long-term Rate of Return	$25

CSX 2023 Form 10-K p.44

CSX CORPORATION
PART II
Critical Accounting Estimates, continued

Depreciation Policies for Assets Utilizing the Group-Life Method
The depreciable assets of the Company are depreciated using either the group-life or straight-line method of accounting, which are both acceptable depreciation methods in accordance with GAAP. The Company depreciates its railroad assets, including main-line track, locomotives and freight cars, using the group-life method of accounting. Assets depreciated under the group-life method comprise 84% of total fixed assets of $50.3 billion on a gross basis at December 31, 2023. The remaining depreciable assets of the Company, including non-railroad assets and assets under finance leases, are depreciated using the straight-line method on a per asset basis. Land is not depreciated.

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

The STB requires depreciation studies be performed every three years for equipment assets (e.g., locomotives and freight cars) and every six years for road and track assets (e.g., bridges, signals, rail, ties, and ballast). The Company completed a depreciation study for its road and track assets in 2020 and for equipment assets in 2022, both of which resulted in changes to accumulated depreciation, service lives, salvage values, and other related factors for certain assets. The 2022 equipment study resulted in an increase in annual depreciation expense of approximately $80 million primarily due to deferred losses on assets depreciated using the group-life method. A depreciation study was not performed in 2023.

A 1% change in the average estimated useful life of all group-life assets would result in an approximate $13 million change to the Company’s annual depreciation expense. There were no significant changes to the Company's asset lives as a result of the 2022 and 2020 studies. For additional details, including a more detailed description of our related accounting policies, see Note 6, Properties, in the consolidated financial statements.

New Accounting Pronouncements and Changes in Accounting Policy
    See Note 1, Nature of Operations and Significant Accounting Policies under the caption “New Accounting Pronouncements.”
CSX 2023 Form 10-K p.45

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
CSX 2023 Form 10-K p.46

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
•the inherent business risks associated with safety and security, including the transportation of hazardous materials or a cybersecurity attack which would threaten the availability and reliability of information technology;
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

CSX 2023 Form 10-K p.47

CSX CORPORATION
PART II
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Changes in interest rates may impact the cost of future long-term debt issued by the Company, and as a result, represent interest rate risk to the Company. In an effort to manage this risk, CSX may use certain financial instruments such as interest rate forward contracts. The following information, together with information included in Note 10, Debt and Credit Agreements, and Note 13, Fair Value Measurements, describes the key aspects of such contracts and the related market risk to CSX.

Changes in interest rates could impact the fair value of the Company's forward starting interest rate swaps. In 2020, the Company executed two forward starting interest rate swaps with an aggregate notional value of $500 million. These swaps were effected to hedge the benchmark interest rate associated with future interest payments related to the anticipated refinancing of notes due in 2027. In 2022, CSX settled a portion equal to $160 million notional value of the cash flow hedges. In 2023, CSX executed two partial settlements equal to $226 million notional value of the cash flow hedges. As of December 31, 2023, these cash flow hedges had an aggregate notional value of $114 million and an asset value of $48 million. As of December 31, 2023, the potential change in fair value of forward starting interest rate swaps resulting from a hypothetical 10% change in interest rates would not be material.

Changes in interest rates could impact the fair value of the Company's fixed-to-floating interest rate swaps. In 2023, CSX entered into two separate fixed-to-floating interest rate swaps classified as fair value hedges. The swaps are designed to hedge 10 years of interest rate risk associated with market fluctuations attributable to the Secured Overnight Financing Rate ("SOFR") on a cumulative $250 million of fixed rate outstanding notes which are due in 2033. As of December 31, 2023, the cumulative fair value of these swaps was a $19 million asset. In 2022, CSX entered into five separate fixed-to-floating interest rate swaps classified as fair value hedges. The swaps are designed to hedge 10 years of interest rate risk associated with market fluctuations attributable to SOFR on a cumulative $800 million of fixed rate outstanding notes, which are due between 2036 and 2040. As of December 31, 2023, the cumulative fair value of these swaps was a $107 million liability. As of December 31, 2023, the potential change in fair value of fixed-to-floating interest rate swaps resulting from a hypothetical 10% change in interest rates would not be material.

As of December 31, 2023, CSX has no floating rate notes outstanding. However, changes in interest rates could impact the fair value (but not the carrying value) of the Company's fixed rate long-term debt. The potential decrease in fair value of the Company's fixed rate long-term debt resulting from a hypothetical 10% increase in U.S. Treasury rates, or approximately 40 basis points, is estimated to be $730 million as of December 31, 2023, and $709 million as of December 31, 2022. The underlying fair values of the Company's long-term debt were estimated based on quoted market prices or on the current rates offered for debt with similar terms and maturities.
CSX 2023 Form 10-K p.48

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)	50

CSX Corporation

Consolidated Financial Statements and Notes to Consolidated Financial Statements
Herewith:

Consolidated Income Statements for the Years Ended:	52
December 31, 2023
December 31, 2022
December 31, 2021

Consolidated Comprehensive Income Statements for the Years Ended:	53
December 31, 2023
December 31, 2022
December 31, 2021

Consolidated Balance Sheets as of:	54
December 31, 2023
December 31, 2022

Consolidated Cash Flow Statements for Years Ended:	55
December 31, 2023
December 31, 2022
December 31, 2021

Consolidated Statements of Changes in Shareholders' Equity:	56
December 31, 2023
December 31, 2022
December 31, 2021

Notes to Consolidated Financial Statements	57
CSX 2023 Form 10-K p.49

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of CSX Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CSX Corporation (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 14, 2024 expressed an unqualified opinion thereon.

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

CSX 2023 Form 10-K p.50

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, continued

Depreciation Policies for Assets Utilizing the Group-Life Method
Description of the Matter
As of December 31, 2023, assets depreciated under the group-life method comprised 84% of total gross fixed assets of $50.3 billion. As discussed in Note 6 of the consolidated financial statements, the group-life method aggregates assets with similar lives and characteristics into groups and depreciates each of these groups as a whole. When using the group-life method, an underlying assumption is that each group of assets, as a whole, is used and depreciated to the end of the group’s recoverable life. The Company utilizes different depreciable asset categories to account for depreciation expense for the railroad assets that are depreciated under the group-life method.

Under the group-life method, depreciation studies are conducted by a third-party specialist and analyzed by the Company’s management to review asset service lives, salvage values, accumulated depreciation and other factors related to group assets. Depreciation studies are performed every three years for equipment assets and every six years for road and track assets. In years when depreciation studies are not performed, annual data reviews are conducted by a third-party specialist and analyzed by the Company’s management to review the asset service lives. For road and track assets and equipment assets, the most recent depreciation studies were performed in 2020 and 2022, respectively. These studies were evaluated by the Company’s management in the current year through an annual data review.

Auditing depreciation expense for assets subject to the group-life method was complex and required the involvement of specialists due to the nature of the methods used in the depreciation studies to determine the useful service lives and salvage values of the Company’s assets. These methods have a significant effect on depreciation expense.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process related to the assessment of periodic depreciation studies and annual data reviews of its group-life assets. For example, we tested controls over management’s review of asset activity that could impact the estimated useful lives determined in the most recent depreciation studies of equipment and road and track assets.

To test the estimated useful lives and salvage values of the Company’s group-life assets, we performed audit procedures that included, among others: obtaining the periodic depreciation studies and annual data reviews performed by the Company’s third-party specialist and reviewed by management; assessing the completeness and accuracy of the data provided by management to the third-party specialist; and including a specialist on our team to evaluate the methods used by the third-party specialist and reviewed by management in determining if any changes were necessary to the estimated useful lives and salvage values resulting from the annual data reviews.

We compared the assumptions used by management to those used throughout the industry and within other depreciation studies. We assessed the historical accuracy of management’s estimates via retrospective review and independently recalculated the current year depreciation rates.

We have served as the Company’s auditor since 1981.

/s/ Ernst & Young LLP

Jacksonville, Florida
February 14, 2024
CSX 2023 Form 10-K p.51

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
CONSOLIDATED INCOME STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

	Years Ended
	2023	2022	2021
Revenue	$14,657	$14,853	$12,522
Expense
Labor and Fringe	3,024	2,861	2,550
Purchased Services and Other	2,764	2,685	2,135
Depreciation and Amortization	1,611	1,500	1,420
Fuel	1,377	1,626	913
Equipment and Other Rents	354	396	364
Gains on Property Dispositions	(34)	(238)	(454)
Total Expense	9,096	8,830	6,928

Operating Income	5,561	6,023	5,594

Interest Expense	(809)	(742)	(722)
Other Income - Net (Note 14)	139	133	79
Earnings Before Income Taxes	4,891	5,414	4,951

Income Tax Expense (Note 12)	(1,176)	(1,248)	(1,170)
Net Earnings	$3,715	$4,166	$3,781

Per Common Share (Note 2)
Net Earnings Per Share
Basic	$1.85	$1.95	$1.68
Assuming Dilution	$1.85	$1.95	$1.68

Average Common Shares Outstanding (Millions)
Basic	2,008	2,136	2,250
Assuming Dilution	2,013	2,141	2,255

See accompanying Notes to Consolidated Financial Statements.
CSX 2023 Form 10-K p.52

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
(Dollars in Millions)

	Years Ended
	2023	2022	2021
Net Earnings	$3,715	$4,166	$3,781
Other Comprehensive Income (Loss) - Net of Tax:
Pension and Other Post-Employment Benefits	74	(66)	167
Interest Rate Derivatives	—	80	8
Other	2	6	15
Total Other Comprehensive Income (Note 16)	76	20	190
Comprehensive Earnings	$3,791	$4,186	$3,971

See accompanying Notes to Consolidated Financial Statements.

CSX 2023 Form 10-K p.53

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	December	December
	2023	2022
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,353	$1,958
Short-term Investments	83	129
Accounts Receivable - Net (Note 11)	1,393	1,313
Materials and Supplies	446	341
Other Current Assets	109	108
Total Current Assets	3,384	3,849

Properties	50,320	48,105
Accumulated Depreciation	(15,385)	(13,863)
Properties - Net (Note 6)	34,935	34,242

Investment in Affiliates and Other Companies (Note 15)	2,397	2,292
Right of Use Lease Asset (Note 7)	498	505
Goodwill and Other Intangible Assets - Net (Note 18)	506	502
Other Long-term Assets	688	522
Total Assets	$42,408	$41,912
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$1,237	$1,130
Labor and Fringe Benefits Payable	517	707
Casualty, Environmental and Other Reserves (Note 5)	144	144
Current Maturities of Long-term Debt (Note 10)	558	151
Income and Other Taxes Payable	525	111
Other Current Liabilities	243	228
Total Current Liabilities	3,224	2,471

Casualty, Environmental and Other Reserves (Note 5)	296	292
Long-term Debt (Note 10)	17,975	17,896
Deferred Income Taxes - Net (Note 12)	7,746	7,569
Long-term Lease Liability (Note 7)	491	488
Other Long-term Liabilities	543	571
Total Liabilities	30,275	29,287

Shareholders' Equity:
Common Stock, $1 Par Value (Note 3)	1,959	2,066
Other Capital	691	574
Retained Earnings	9,790	10,363
Accumulated Other Comprehensive Loss (Note 16)	(312)	(388)
Non-controlling Minority Interest	5	10
Total Shareholders' Equity	12,133	12,625
Total Liabilities and Shareholders' Equity	$42,408	$41,912
See accompanying Notes to Consolidated Financial Statements.
CSX 2023 Form 10-K p.54

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
CONSOLIDATED CASH FLOW STATEMENTS
(Dollars in Millions)

	Years Ended
	2023	2022	2021
OPERATING ACTIVITIES
Net Earnings	$3,715	$4,166	$3,781
Adjustments to Reconcile Net Earnings to Net Cash
Provided by Operating Activities:
Depreciation and Amortization	1,611	1,500	1,420
Deferred Income Taxes	140	117	167
Gains on Property Dispositions	(34)	(238)	(454)
Other Operating Activities	(5)	(17)	12
Changes in Operating Assets and Liabilities:
Accounts Receivable	(51)	(101)	(141)
Other Current Assets	(120)	(22)	(25)
Accounts Payable	83	140	128
Income and Other Taxes Payable	431	(39)	72
Other Current Liabilities	(221)	113	139
Net Cash Provided by Operating Activities	5,549	5,619	5,099
INVESTING ACTIVITIES
Property Additions	(2,281)	(2,133)	(1,791)
Purchases of Short-term Investments	(104)	(59)	(75)
Proceeds from Sales of Short-term Investments	153	9	5
Proceeds and Advances from Property Dispositions	52	246	529
Business Acquisition, Net of Cash Acquired (Note 17)	(31)	(227)	(541)
Other Investing Activities	(76)	33	(4)
Net Cash Used in Investing Activities	(2,287)	(2,131)	(1,877)
FINANCING ACTIVITIES
Shares Repurchased	(3,482)	(4,731)	(2,886)
Dividends Paid	(882)	(852)	(839)
Long-term Debt Repaid	(153)	(186)	(426)
Long-term Debt Issued (Note 10)	600	2,000	—
Other Financing Activities	50	—	39
Net Cash Used in Financing Activities	(3,867)	(3,769)	(4,112)
Net Decrease in Cash and Cash Equivalents	(605)	(281)	(890)
CASH AND CASH EQUIVALENTS
Cash and Cash Equivalents at Beginning of Period	1,958	2,239	3,129
Cash and Cash Equivalents at End of Period	$1,353	$1,958	$2,239

SUPPLEMENTAL CASH FLOW INFORMATION
Issuance of Common Stock as Consideration for Acquisition	$—	$422	$—
Interest Paid - Net of Amounts Capitalized	$806	$729	$718
Income Taxes Paid	$630	$1,167	$931
See accompanying Notes to Consolidated Financial Statements.
CSX 2023 Form 10-K p.55

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Dollars in Millions)

	Common Shares Outstanding (Thousands)	Common Stock and Other Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income(a)	Non- controlling Minority Interest	Total Shareholders' Equity
December 31, 2020	2,287,587	$2,440	$11,259	$(598)	$9	$13,110
Comprehensive Earnings:
Net Earnings	—	—	3,781	—	—	3,781
Other Comprehensive Income (Note 16)	—	—	—	190	—	190
Total Comprehensive Earnings						3,971
Common stock dividends,$0.37 per share			(839)			(839)
Share Repurchases	(90,431)	(90)	(2,796)	—	—	(2,886)
Other	4,631	(82)	225	—	1	144
December 31, 2021	2,201,787	2,268	11,630	(408)	10	13,500
Comprehensive Earnings:
Net Earnings	—	—	4,166	—	—	4,166
Other Comprehensive Income (Note 16)	—	—	—	20	—	20
Total Comprehensive Earnings						4,186
Common stock dividends, $0.40 per share	—	—	(852)	—	—	(852)
Share Repurchases	(151,419)	(151)	(4,580)	—	—	(4,731)
Issuance of common stock for acquisition of Pan Am Systems, Inc.	13,173	422	—	—	—	422
Other	2,826	101	(1)	—	—	100
December 31, 2022	2,066,367	2,640	10,363	(388)	10	12,625
Comprehensive Earnings:
Net Earnings	—	—	3,715	—	—	3,715
Other Comprehensive Income (Note 16)	—	—	—	76	—	76
Total Comprehensive Earnings						3,791
Common stock dividends, $0.44 per share	—	—	(882)	—	—	(882)
Share Repurchases	(112,484)	(112)	(3,370)	—	—	(3,482)
Excise Tax on Net Share Repurchases	—	—	(33)	—	—	(33)
Other	4,874	122	(3)	—	(5)	114
December 31, 2023	1,958,757	$2,650	$9,790	$(312)	$5	$12,133
(a) Accumulated Other Comprehensive Loss year-end balances shown above are net of tax. The associated taxes were $84 million, $122 million, and $107 million for 2023, 2022 and 2021, respectively. For additional information see Note 16, Other Comprehensive Income (Loss).

See accompanying Notes to Consolidated Financial Statements.

CSX 2023 Form 10-K p.56

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

CSX 2023 Form 10-K p.57

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 1.  Nature of Operations and Significant Accounting Policies, continued

Lines of Business
During 2023, the Company's services generated $14.7 billion of revenue and served four primary lines of business: merchandise, intermodal, coal and trucking.

•The merchandise business shipped 2.6 million carloads (43% of volume) and generated $8.7 billion in revenue (59% of revenue) in 2023. The Company’s merchandise business is comprised of shipments in the following diverse markets: chemicals, agricultural and food products, minerals, automotive, forest products, metals and equipment, and fertilizers.
•The intermodal business shipped 2.8 million units (45% of volume) and generated $2.1 billion in revenue (14% of revenue) in 2023. The intermodal business combines the superior economics of rail transportation with the flexibility of trucks and offers a cost and environmental advantage over long-haul trucking. Through a network of approximately 30 terminals, the intermodal business serves all major markets east of the Mississippi River and transports mainly manufactured consumer goods in containers, providing customers with truck-like service for longer shipments.
•The coal business shipped 755 thousand carloads (12% of volume) and generated $2.5 billion in revenue (17% of revenue) in 2023. The Company transports domestic coal, coke and iron ore to electricity-generating power plants, steel manufacturers and industrial plants as well as export coal to deep-water port facilities. Most of the export coal the Company transports is used for steelmaking, while the majority of domestic coal the Company ships is used for electricity generation.
•The trucking business generated $882 million, or 6%, of revenue in 2023. Trucking revenue includes revenue from the operations of Quality Carriers, which was acquired by CSX effective July 1, 2021.

Other revenue accounted for 4% of the Company’s total revenue in 2023. This category includes revenue from regional subsidiary railroads and incidental charges, including intermodal storage and equipment usage, demurrage and switching. Revenue from regional subsidiary railroads includes shipments by railroads that the Company does not directly operate. Intermodal storage represents charges for customer storage of containers at an intermodal terminal, ramp facility or offsite location beyond a specified period of time. Demurrage represents charges assessed when freight cars are held by a customer beyond a specified period of time. Switching represents charges assessed when a railroad switches cars for a customer or another railroad.

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

Employees
The Company's number of employees was more than 23,000 as of December 2023, which includes approximately 17,700 union employees. Most of the Company’s employees provide or support transportation services.

CSX 2023 Form 10-K p.58

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 1.  Nature of Operations and Significant Accounting Policies, continued

Basis of Presentation
In the opinion of management, the accompanying consolidated financial statements contain all normal, recurring adjustments necessary to fairly present the financial position of CSX and its subsidiaries at December 31, 2023 and December 31, 2022, and the consolidated statements of income, comprehensive income, cash flows and changes in shareholders’ equity for the years ended 2023, 2022 and 2021. In addition, management has evaluated and disclosed all material events occurring subsequent to the date of the financial statements up to the date this annual report is filed on Form 10-K.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that management make estimates in reporting the amounts of certain assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of certain revenues and expenses during the reporting period. Actual results may differ from those estimates. Critical accounting estimates using management judgment are made for the following areas:
•personal injury and environmental reserves (see Note 5, Casualty, Environmental and Other Reserves);
•pension plan accounting (see Note 9, Employee Benefit Plans); and
•depreciation policies for assets under the group-life method (see Note 6, Properties)

Fiscal Year
The Company's fiscal periods are based upon the calendar year. Except as otherwise specified, references to full years indicate CSX’s fiscal years ended on December 31, 2023, December 31, 2022, and December 31, 2021.

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

CSX 2023 Form 10-K p.59

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

New Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. As the London Interbank Offered Rate ("LIBOR") is no longer available as of July 2023, this standard update provides practical expedients for contract modifications made as part of the transition from LIBOR to alternative reference rates. The guidance was effective upon issuance and at present can generally be applied through December 31, 2024. The Company applied the practical expedient to its forward starting interest rate swaps effective June 30, 2023. See Note 10, Debt and Credit Agreements, for additional information. The Company does not have any other contracts that are affected by the transition from LIBOR.

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures. This standard update requires additional interim and annual disclosures about a reportable segment’s expenses, even for companies with only one reportable segment. The Company is required to adopt the guidance for its 2024 annual report filed on Form 10-K, though early adoption is permitted. The Company is currently evaluating the impact of these amendments on its disclosures, but this standard update will not impact the Company's results of operations or financial position.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. This standard update requires additional interim and annual disclosures about a company’s income taxes, including more detailed information around the annual rate reconciliation and income taxes paid. The Company is required to adopt the guidance for its 2025 annual report filed on Form 10-K, though early adoption is permitted. The Company is currently evaluating the impact of these amendments on its disclosures, but this standard update will not impact the Company's results of operations or financial position.
CSX 2023 Form 10-K p.60

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 2.  Earnings Per Share

The following table sets forth the computation of basic earnings per share and earnings per share, assuming dilution:

	Years Ended
	2023	2022	2021
Numerator (Dollars in Millions):
Net Earnings	$3,715	$4,166	$3,781

Denominator (Units in Millions):
Average Common Shares Outstanding	2,008	2,136	2,250
Other Potentially Dilutive Common Shares	5	5	5
Average Common Shares Outstanding, Assuming Dilution	2,013	2,141	2,255

Net Earnings Per Share, Basic	$1.85	$1.95	$1.68
Net Earnings Per Share, Assuming Dilution	$1.85	$1.95	$1.68

Basic earnings per share is based on the weighted-average number of shares of common stock outstanding. Earnings per share, assuming dilution, is based on the weighted-average number of shares of common stock outstanding and common stock equivalents adjusted for the effects of common stock that may be issued as a result of potentially dilutive instruments. CSX's potentially dilutive instruments are made up of equity awards including stock options, performance and restricted stock units.

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

	Years Ended
	2023	2022	2021
Antidilutive Stock Options Excluded from Diluted EPS (Units in Millions)	3	3	2

Share Repurchase Programs
During November 2023, the share repurchase program announced in July 2022 was completed and the Company began repurchasing shares under the $5 billion share repurchase program approved on October 17, 2023. Total repurchase authority remaining was $4.8 billion as of December 31, 2023. Previous share repurchase programs were announced in October 2020 and January 2019 and were completed in July 2022 and June 2021, respectively.
CSX 2023 Form 10-K p.61

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

Share Repurchase Activity
During 2023, 2022 and 2021, CSX repurchased the following shares:

	Years Ended
	2023	2022	2021
Shares Repurchased (Units in Millions)	112	151	90
Cost of Shares (Dollars in Millions)	$3,482	$4,731	$2,886
Average Price Paid per Share	$30.95	$31.25	$31.91

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

Structured Share Repurchases
Periodically, CSX enters into structured agreements for the repurchase of CSX shares. Upon execution of each agreement, the Company pays a fixed amount of cash in exchange for the right to receive either CSX stock or a predetermined amount of cash, including a premium. Shares acquired through these structured share repurchase agreements were recorded in common stock and retained earnings and are included in the share repurchases table above. There were no repurchases under a structured agreement in 2023 or 2022. In 2021, the Company paid a net total of approximately $378 million and received approximately 12 million shares as a result of entering into and settling structured share repurchase agreements. Premiums received were not material.

Dividend Increase
On February 14, 2024, the Company's Board of Directors authorized a 9% increase in the quarterly cash dividend to $0.12 per common share effective March 2024.
CSX 2023 Form 10-K p.62

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 3. Shareholders’ Equity

Common and preferred stock consists of the following:

Common Stock, $1 Par Value	December 2023
(Units in Millions)
Common Shares Authorized	5,400
Common Shares Issued and Outstanding	1,958

Preferred Stock
Preferred Shares Authorized	25
Preferred Shares Issued and Outstanding	—

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

CSX 2023 Form 10-K p.63

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

	Years Ended
(Dollars in Millions)	2023	2022	2021
Share-Based Compensation Expense
Performance Units	$20	$35	$71
Restricted Stock Units and Awards	19	15	12
Stock Options	12	17	18
Employee Stock Purchase Plan	7	5	4
Stock Awards for Directors	2	2	2
Total Share-based Compensation Expense	$60	$74	$107
Income Tax Benefit	$14	$17	$23

Long-term Incentive Plans
The objective of the CSX Long-term Incentive Plans (“LTIP”) is to motivate and reward certain employees for achieving and exceeding certain financial goals. The 2023-2025, 2022-2024, and 2021-2023 LTIPs were adopted under the 2019 Stock and Incentive Award Plan. Grants were made in performance units, with each unit being equivalent to one share of CSX common stock, and payouts will be made in CSX common stock. The payout range for most participants will be between 0% and 200% of the target awards depending on Company performance against predetermined goals for each three-year cycle.

CSX 2023 Form 10-K p.64

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 4.  Stock Plans and Share-Based Compensation, continued

In 2023, 2022 and 2021, target performance units were granted to certain employees under three separate LTIP plans covering three-year cycles: the 2023-2025 ("2023-2025 LTIP"), the 2022-2024 ("2022-2024 LTIP"), and the 2021-2023 ("2021-2023 LTIP"). Payouts of performance units for the plans will be based on the achievement of certain goals, in each case excluding non-recurring items as disclosed in the Company’s financial statements.

•For the 2023-2025 and 2022-2024 LTIP plan, the average annual operating income growth percentage and Economic Profit (CSX Cash Earnings or CCE), in each case excluding non-recurring items as defined in the plan, will each comprise 50% of the payout and will be measured independently of the other. Participants will receive stock dividend equivalents declared over the performance period based on the number of performance units paid upon vesting. As defined under the plan, Economic Profit incentivizes strategic investments earning more than the required return and is calculated as CSX’s gross cash earnings (after-tax adjusted EBITDA) minus the long-term average cost of capital on gross operating assets.

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

The fair values of the performance units awarded during the years ended December 2023, 2022 and 2021 were calculated primarily using a Monte-Carlo simulation model with the following weighted-average assumptions:

	Years Ended
Weighted-Average Assumptions Used:	2023	2022	2021
Risk-free Interest Rate	4.4%	2.3%	0.2%
Annualized Volatility	33.2%	33.0%	33.6%
Expected Life (in years)	2.8	2.7	2.9

The risk-free interest rate assumptions reflect the U.S. Treasury yield curve in effect at the time of grant. The annualized volatility is based on observed historical volatility of daily stock returns for the three-year period preceding the grant date. The expected life is calculated using the remainder of the performance period.

CSX 2023 Form 10-K p.65

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 4.  Stock Plans and Share-Based Compensation, continued

Performance unit grant and vesting information is summarized as follows:

	Years Ended
	2023	2022	2021
Weighted-Average Fair Value of Units Granted	$31.57	$33.89	$30.11
Fair Value of Units Vested (in Millions)	$16	$24	$19

The performance unit activity related to the outstanding long-term incentive plans and corresponding fair value is summarized as follows:

	Performance Units Outstanding (in Thousands)	Weighted-Average Fair Value at Grant Date
Unvested at December 31, 2022	1,254	$32.14
Granted	755	31.57
Forfeited	(118)	32.20
Vested	(570)	30.23
Unvested at December 31, 2023	1,321	$32.65

As of December 2023, there was $20 million of total unrecognized compensation cost related to performance units that is expected to be recognized over a weighted-average period of approximately two years.

Stock Options
    Stock options in 2023, 2022 and 2021 were primarily granted along with the corresponding LTIP plans. With these grants, an employee receives an award that provides the opportunity in the future to purchase CSX shares at the closing market price of the stock on the date the award is granted (the strike price). Options granted become exercisable in equal installments on the anniversary of the grant date over a vesting period (three-year graded). All options expire 10 years from the grant date if they are not exercised.

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

CSX 2023 Form 10-K p.66

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 4.  Stock Plans and Share-Based Compensation, continued

Assumptions and inputs used to estimate fair value of stock options are summarized as follows:

	Years Ended
	2023	2022	2021
Weighted-Average Fair Value of Units Granted	$9.82	$10.12	$7.94

Stock Options Valuation Assumptions:
Annual Dividend Yield	1.4%	1.1%	1.2%
Risk-free Interest Rate	3.8%	2.0%	0.7%
Annualized Volatility	29.6%	30.1%	31.2%
Expected Life (in Years)	6.0	6.0	6.0
Other Pricing Model Inputs:
Weighted-average Grant-date Market Price of CSX Stock (Strike Price)	$31.54	$35.12	$29.65

The stock option activity is summarized as follows:

	Stock Options Outstanding (in Thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in Millions)
Outstanding at December 31, 2022	13,400	$24.03
Granted	1,234	31.54
Forfeited	(189)	32.68
Exercised	(2,351)	22.06
Outstanding at December 31, 2023	12,094	$25.04	6.0	$117
Exercisable at December 31, 2023	9,239	$22.73	5.3	$111

Unrecognized compensation expense related to stock options as of December 2023 was $12 million and is expected to be recognized over a weighted-average period of approximately two years. The Company issues new shares upon stock option exercises. Additional information on stock option exercises is summarized as follows:

	Years Ended
(Dollars in Millions)	2023	2022	2021
Intrinsic Value of Stock Options Exercised	$27	$9	$32
Cash Received from Option Exercises	$52	$15	$31

CSX 2023 Form 10-K p.67

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 4.  Stock Plans and Share-Based Compensation, continued

Restricted Stock Grants
Restricted stock grants consist of units and awards, each equivalent to one share of CSX stock. Restricted stock units are primarily issued along with corresponding LTIP plans and vest three years after the date of grant (three-year cliff) or on the annual anniversary of the grant date over a vesting period (three-year graded). Separately, restricted stock awards generally vest over an employment period of up to five years. These awards are time-based and not based upon CSX’s attainment of operational targets. Participants receive cash or stock dividend equivalents on these shares, depending on the grant. Restricted stock grant and vesting information is summarized as follows:

	Years Ended
	2023	2022	2021
Weighted-Average Fair Value of Units Granted	$31.46	$34.55	$29.84
Fair Value of Units and Awards Vested (in Millions)	$8	$5	$12

The restricted stock activity related to the outstanding long-term incentive plans and other awards and corresponding fair value is summarized as follows:

	Restricted Stock Units and Awards Outstanding (in Thousands)	Weighted-Average Fair Value at Grant Date
Unvested at December 31, 2022	1,552	$31.68
Granted	880	31.46
Forfeited	(100)	31.92
Vested	(303)	27.49
Unvested at December 31, 2023	2,029	$31.70

As of December 2023, unrecognized compensation expense for these restricted stock units and awards was approximately $28 million, which will be expensed over a weighted-average remaining period of two years.

CSX 2023 Form 10-K p.68

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 4.  Stock Plans and Share-Based Compensation, continued

Stock Awards for Directors
CSX’s non-management directors receive a base annual retainer of $130,000 to be paid quarterly in cash, unless the director chooses to defer the retainer in the form of cash or CSX common stock. Additionally, non-management directors receive an annual grant of common stock in the amount of approximately $180,000 and the independent non-executive Chairman also receives an annual grant of common stock in the amount of approximately $250,000. These awards are evaluated periodically by the Board of Directors.

Employee Stock Purchase Plan
In May 2018, shareholders approved the 2018 CSX Employee Stock Purchase Plan (“ESPP”) for the benefit of Company employees. The Company registered 12 million shares of common stock that may be issued pursuant to this plan. Under the ESPP, employees may contribute between 1% and 10% of base compensation, after-tax, to purchase up to $25,000 of market value CSX common stock per year at 85% of the closing market price on either the grant date or the last day of the six-month offering period, whichever is lower. During 2023, 2022 and 2021, the Company issued the following shares under this program.

	Years Ended
	2023	2022	2021
Shares Issued (in Thousands)	959	726	730
Weighted Average Purchase Price Per Share	$25.66	$25.93	$21.90

CSX 2023 Form 10-K p.69

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 5.  Casualty, Environmental and Other Reserves

Activity related to casualty, environmental and other reserves is as follows:

	Casualty	Environmental	Other
(Dollars in Millions)	Reserves	Reserves	Reserves	Total
December 31, 2020	$196	$76	$42	$314
Assumed in Acquisition of Quality Carriers	—	29	33	62
Charged to Expense	55	26	49	130
Payments	(71)	(23)	(44)	(138)
December 31, 2021	180	108	80	368
Assumed in Acquisition of Pan Am	19	36	—	55
Charged to Expense	45	47	51	143
Payments	(50)	(30)	(50)	(130)
December 31, 2022	194	161	81	436
Charged to Expense	69	29	67	165
Payments	(68)	(36)	(57)	(161)
December 31, 2023	$195	$154	$91	$440

Personal injury and environmental reserves are considered critical accounting estimates due to the need for management judgment. In the table above, the impacts of changes in estimates are included in the charged to expense amount and were not material in 2023, 2022 and 2021. Casualty, environmental and other reserves are provided for in the consolidated balance sheets as shown in the table below.

	December 2023			December 2022
(Dollars in Millions)	Current	Long-term	Total	Current	Long-term	Total
Casualty:
Personal Injury	$45	$83	$128	$40	$86	$126
Occupational	7	60	67	10	58	68
Total Casualty	$52	$143	$195	$50	$144	$194
Environmental	41	113	154	53	108	161
Other	51	40	91	41	40	81
Total	$144	$296	$440	$144	$292	$436

CSX 2023 Form 10-K p.70

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

Personal Injury
Personal injury reserves represent liabilities for employee work-related and third-party injuries. Work-related injuries for CSXT employees are primarily subject to the Federal Employers' Liability Act ("FELA"). CSXT retains an independent actuary to assist management in assessing the value of personal injury claims. An analysis is performed by the actuary quarterly and is reviewed by management. The methodology used by the actuary includes a development factor to reflect growth or reduction in the value of these personal injury claims based largely on CSXT's historical claims and settlement experience. These analyses did not result in a material adjustment to the personal injury reserve in 2023, 2022 or 2021.

CSX 2023 Form 10-K p.71

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 5.  Casualty, Environmental and Other Reserves, continued

Occupational
Occupational reserves represent liabilities arising from allegations of exposure to certain materials in the workplace (such as solvents, soaps, chemicals and diesel fumes), past exposure to asbestos or allegations of chronic physical injuries resulting from work conditions (such as repetitive stress injuries). The Company retains an independent actuary to analyze the Company’s historical claims, settlement amounts, and dismissal rates to assist in determining future anticipated claim filing rates and average settlement values. This analysis is performed by the actuary and reviewed by management quarterly. There were no material adjustments to the occupational reserve in 2023, 2022 or 2021.

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

CSX 2023 Form 10-K p.72

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

Other
Other reserves include liabilities for various claims, such as automobile, property, general liability, workers' compensation and longshoremen disability claims. Other reserves include liabilities assumed as a result of the Company's acquisition of Pan Am in 2022 and Quality Carriers in 2021.

CSX 2023 Form 10-K p.73

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 6.  Properties

Details of the Company’s net properties are as follows:

(Dollars in Millions)		Accumulated	Net Book	Annual Depreciation	Estimated Useful Life	Depreciation
December 2023	Cost	Depreciation	Value	Rate	(Avg. Years)	Method
Road
Rail and Other Track Material	$9,537	$(1,978)	$7,559	2.5%	41	Group Life
Ties	7,020	(2,131)	4,889	3.5%	28	Group Life
Grading	2,796	(668)	2,128	1.3%	75	Group Life
Ballast	3,424	(1,119)	2,305	2.6%	38	Group Life
Bridges, Trestles, and Culverts	3,121	(525)	2,596	1.7%	60	Group Life
Signals and Interlockers	3,376	(1,351)	2,025	4.1%	24	Group Life
Buildings	1,530	(608)	922	2.5%	40	Group Life/ Straight Line (a)
Other	5,786	(2,546)	3,240	4.1%	25	Group Life/ Straight Line (a)
Total Road	36,590	(10,926)	25,664
Equipment
Locomotive	4,952	(1,981)	2,971	3.8%	26	Group Life
Freight Cars	2,300	(378)	1,922	3.1%	32	Group Life
Work Equipment and Other	3,391	(2,100)	1,291	8.9%	11	Group Life/ Straight Line (a)
Total Equipment	10,643	(4,459)	6,184
Land	2,272	—	2,272	N/A	N/A	N/A
Construction In Progress	815	—	815	N/A	N/A	N/A
Total Properties	$50,320	$(15,385)	$34,935
(a) For depreciation method, certain asset categories contain intermodal terminals, trucking or technology-related assets, which are depreciated using the straight-line method.

CSX 2023 Form 10-K p.74

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 6.  Properties, continued

(Dollars in Millions)		Accumulated	Net Book	Annual Depreciation	Estimated Useful Life	Depreciation
December 2022	Cost	Depreciation	Value	Rate	(Avg. Years)	Method
Road
Rail and Other Track Material	$8,660	$(1,405)	$7,255	2.5%	41	Group Life
Ties	6,763	(2,010)	4,753	3.5%	28	Group Life
Grading	2,741	(637)	2,104	1.3%	75	Group Life
Ballast	3,383	(1,130)	2,253	2.6%	38	Group Life
Bridges, Trestles, and Culverts	2,989	(454)	2,535	1.7%	60	Group Life
Signals and Interlockers	3,299	(1,210)	2,089	4.1%	24	Group Life
Buildings	1,416	(558)	858	2.5%	40	Group Life/ Straight Line (a)
Other	5,541	(2,323)	3,218	4.1%	25	Group Life/ Straight Line (a)
Total Road	34,792	(9,727)	25,065
Equipment
Locomotive	4,848	(1,856)	2,992	3.8%	26	Group Life
Freight Cars	2,316	(369)	1,947	3.1%	32	Group Life
Work Equipment and Other	3,132	(1,911)	1,221	8.9%	11	Group Life/ Straight Line (a)
Total Equipment	10,296	(4,136)	6,160
Land	2,272	—	2,272	N/A	N/A	N/A
Construction In Progress	745	—	745	N/A	N/A	N/A
Total Properties	$48,105	$(13,863)	$34,242
(a) For depreciation method, certain asset categories contain intermodal terminals, trucking or technology-related assets, which are depreciated using the straight-line method.

CSX 2023 Form 10-K p.75

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 6.  Properties, continued

Capital Expenditures
The Company’s capital investment includes purchased and self-constructed assets and property additions that substantially extend the service life or increase the utility of those assets. Indirect costs that can be specifically traced to capital projects are also capitalized. The Company is committed to maintaining and improving its existing infrastructure and expanding its network capacity for long-term growth. Rail operations are capital intensive and CSX accounts for these costs in accordance with United States generally accepted accounting principles ("GAAP") and the Company’s capitalization policy. All properties are stated at historical cost less an allowance for accumulated depreciation.

The Company’s largest category of capital investment is the replacement of track assets, which is primarily completed by CSXT employees, as well as the acquisition or construction of new assets that enable CSX to enhance its operations or provide new capacity offerings to its customers. Costs for track asset replacement and capacity projects that are capitalized include:

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

Capital investment related to locomotives and freight cars comprises the second largest category of the Company’s capital assets. This category includes purchases of locomotives and freight cars as well as costs to modify or rebuild these assets, which are capitalized if the investment incurred extends the asset’s service life or improves utilization. Improvement projects must meet specified dollar thresholds to be capitalized and are reviewed by management to determine proper accounting treatment. Routine repairs, overhauls and other maintenance costs, for all asset categories, are expensed as incurred.

CSX 2023 Form 10-K p.76

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 6.  Properties, continued

Depreciation Method
The depreciable assets of the Company are depreciated using either the group-life or straight-line method of accounting, which are both acceptable depreciation methods in accordance with GAAP. The Company depreciates its railroad assets, including main-line track, locomotives and freight cars, using the group-life method. Assets depreciated under the group-life method comprise 84% of total fixed assets of $50.3 billion on a gross basis as of December 2023. The remaining depreciable assets of the Company, including non-railroad assets and assets under finance leases, are depreciated using the straight-line method on a per asset basis. Land is not depreciated.

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

Depreciation Studies
Management performs a review of depreciation expense and useful lives on a regular basis. Under the group-life method, the service lives and salvage values for each group of assets are determined by completing periodic depreciation studies and applying management’s methods to determine the service lives of its properties. A depreciation study is the periodic review of asset service lives, salvage values, accumulated depreciation, and other related factors for group assets conducted by a third-party specialist, analyzed by the Company’s management and approved by the Surface Transportation Board ("STB"), the regulatory board that has broad jurisdiction over railroad practices. The STB requires depreciation studies be performed every three years for equipment assets (e.g., locomotives and freight cars) and every six years for road and track assets (e.g., bridges, signals, rail, ties, and ballast). The Company believes the frequency of depreciation studies currently required by the STB, complemented by annual data reviews conducted by a third-party specialist and analyzed by the Company's management, provides adequate review of asset service lives and that a more frequent review would not result in a material change due to the long-lived nature of most of the assets.

The Company completed a depreciation study for its road and track assets in 2020 and for equipment assets in 2022, both of which resulted in changes to accumulated depreciation, service lives, salvage values, and other related factors for certain assets. The 2022 equipment study resulted in an increase in annual depreciation expense of approximately $80 million primarily due to deferred losses on assets depreciated using the group-life method. A depreciation study was not performed in 2023.
CSX 2023 Form 10-K p.77

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 6.  Properties, continued

Group-Life Assets Sales and Retirements
Since the rail network is one contiguous, connected network it is impractical to maintain specific identification records for these assets. For track assets (e.g., rail, ties, and ballast), CSX retires assets on a statistical curve relative to the age of the assets. Equipment assets (e.g., locomotives and freight cars) are specifically identified at retirement. When an equipment asset is retired that has been depreciated using the group-life method, the cost is reduced from the cost base and recorded in accumulated depreciation.

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

For sales or retirements of assets depreciated under the group-life method that do not occur in the ordinary course of business, a gain or loss may be recognized if the sale or retirement meets each of the following three criteria: (i) it is unusual, (ii) it is material in amount, and (iii) it varies significantly from the retirement profile identified through depreciation studies. No material gains or losses were recognized on the sale of assets depreciated using the group-life method in 2023, 2022 or 2021, as no sales met the criteria described above.

Land and Straight-line Assets Sales and Retirements
When the Company sells or retires land, land-related easements or assets depreciated under the straight-line method, a gain or loss is recognized in purchased services and other on the consolidated statements of income. Primarily as a result of its initiative to monetize non-core properties, the Company recognized gains on the sale of properties of $34 million, $238 million, and $454 million in 2023, 2022 and 2021, respectively. Gains in 2022 and 2021 include amounts from the Virginia transaction discussed below.

Sale of Property Rights to the Commonwealth of Virginia
On March 26, 2021, the Company entered into a comprehensive agreement to sell certain property rights in three CSX-owned line segments to the Commonwealth of Virginia (“Commonwealth”) over three phases. The timing and amount of gains recognized were based on the allocation of fair value to each conveyance, the timing of future conveyances and collectability. Over the course of this transaction, which was completed in 2022, total proceeds of $525 million were collected and total gains of $493 million were recognized. Gains and proceeds related to this transaction are summarized in the following table.

	Years Ended
(Dollars in Millions)	2023	2022	2021
Gains	$—	$144	$349
Proceeds	—	125	400

CSX 2023 Form 10-K p.78

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 6.  Properties, continued

Impairment Review
Properties and other long-lived assets are reviewed for impairment whenever events or business conditions indicate the carrying amount of such assets may not be fully recoverable. Initial assessments of recoverability are based on estimates of undiscounted future net cash flows associated with an asset or a group of assets in accordance with the Property, Plant, and Equipment Topic in the ASC. Where impairment is indicated, the assets are evaluated and their carrying amount is reduced to fair value based on discounted net cash flows or other estimates of fair value. Impairment expense of $2 million in 2023, $4 million in 2022, and $2 million in 2021 was primarily due to the discontinuation of certain in-progress projects. Impairment expense is recorded in purchased services and other expense on the consolidated income statement.

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

Government funding received or receivable related to a property asset is netted with the cost of the asset in properties on the consolidated balance sheet, and the net asset is subject to depreciation. Any amounts owed by the government entity are recorded within accounts receivable until reimbursed. For the years ended December 31, 2023, and December 31, 2022, the total amounts received under contracts with government entities to improve the rail network was $84 million and $49 million, respectively. Non-freight accounts receivable related to these government projects was $57 million and $34 million as of December 31, 2023, and December 31, 2022, respectively.

CSX 2023 Form 10-K p.79

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

The Company has various lease agreements with other parties with terms up to 50 years, including a significant operating lease with the State of Georgia for approximately 137 miles of right-of-way with integral equipment for a term of 50 years with an annual 2.5% increase. Non-cancelable, long-term leases may include provisions for maintenance, options to purchase and options to extend the terms. These options are included in the lease term when it is reasonably certain that the option will be exercised. Lease expense for operating leases, including leases with escalations over their terms, is recognized on a straight-line basis over the lease term. Variable lease expense is recognized in the period in which the obligation for those payments is incurred. Lease expense is included in equipment and other rents on the consolidated income statements and is reported net of lease income. Lease income was not material to the results of operations for 2023, 2022 or 2021.
CSX 2023 Form 10-K p.80

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 7. Leases, continued

The following table presents information about the amount, timing and uncertainty of cash flows arising from all of the Company’s operating leases as of December 31, 2023.

(Dollars in Millions)	December 2023
Maturity of Lease Liabilities	Lease Payments
2024	$70
2025	67
2026	51
2027	43
2028	35
Thereafter	1,108
Total Undiscounted Operating Lease Payments	$1,374
Less: Imputed Interest	(815)
Present Value of Operating Lease Liabilities	$559

(Dollars in Millions)	2023	2022
Balance Sheet Classification
Right of Use Asset	$498	$505

Current Lease Liabilities (Included in Other Current Liabilities)	$68	$69
Long-term Lease Liabilities	491	488
Total Operating Lease Liabilities	$559	$557

Other Information
Weighted-average Remaining Lease Term for Operating Leases	30 years	31 years
Weighted-average Discount Rate for Operating Leases	5.1%	5.0%

Cash Flows
As of December 2023 and 2022, the Company's right-of-use asset was valued at $498 million and $505 million, respectively. In 2023, right of use assets of $56 million were recognized as non-cash asset additions due to new operating lease liabilities. In 2022, right-of-use assets of $74 million were recognized as non-cash asset additions due to new operating lease liabilities. Cash paid for amounts included in the present value of operating lease liabilities was $78 million and $76 million during the years ended 2023 and 2022, respectively, and is included in operating cash flows.

CSX 2023 Form 10-K p.81

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 7. Leases, continued

Operating Lease Costs
These costs are primarily related to long-term operating leases, but also include immaterial amounts for variable leases and short-term leases with terms greater than 30 days. These amounts are shown in the table below.

	Years Ended
(Dollars in Millions)	2023	2022	2021
Rent Expense on Operating Leases	$109	$109	$89

Finance Leases
Finance leases are included in properties - net and long-term debt on the consolidated balance sheets and were not material as of December 2023 or December 2022. The associated amortization expense and interest expense are included in depreciation and interest expense, respectively, on the consolidated income statements and were not material to the results of operations for 2023, 2022 or 2021.

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

The following table summarizes CSXT’s payments, including prepayments, for the long-term maintenance program which covers approximately 1,900 locomotives with payments based on active status during the period.

	Years Ended (a)
(Dollars in Millions)	2023	2022	2021
Amounts Paid	$200	$168	$99
(a) The 2022 amount has been updated to include prepayments of $40 million.

CSX 2023 Form 10-K p.82

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

(Dollars in Millions)	Locomotive Maintenance & Rebuild Payments	Other Commitments	Total
2024	$342	$182	$524
2025	365	137	502
2026	397	37	434
2027	521	37	558
2028	402	33	435
Thereafter	1,223	56	1,279
Total	$3,250	$482	$3,732

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

CSX 2023 Form 10-K p.83

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 8.  Commitments and Contingencies, continued

The Company is able to estimate a range of possible loss for certain matters for which a loss is reasonably possible in excess of reserves established. The Company has estimated this range to be $3 million to $55 million in the aggregate as of December 31, 2023. This estimated aggregate range is based upon currently available information and is subject to significant judgment and a variety of assumptions. Accordingly, the Company's estimate will change from time to time, and actual losses may vary significantly from the current estimate.

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

CSX 2023 Form 10-K p.84

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

Potentially responsible parties, including Pharmacia, are participating in an EPA-directed allocation and settlement process to assign responsibility related to the lower river and the entire Study Area, respectively. CSXT participated in the EPA-directed allocation and settlement process on behalf of Pharmacia. On March 2, 2022, EPA issued a Notice Letter to Pharmacia, Occidental and eight other parties alleging they are liable under Section 107(a) of CERCLA for releases or threatened releases of hazardous substances and requesting each party, individually or collectively, submit good faith offers to EPA in connection with the entire Study Area. CSXT, on behalf of Pharmacia, responded to the Notice Letter and submitted a good faith offer to EPA on June 27, 2022, following meetings with a mediator from EPA’s Conflict Prevention and Resolution Center. On November 21, 2023, EPA notified the United States District Court for the District of New Jersey that it intended to move to enter a Consent Decree (“CD”) with a group of potentially responsible parties. On January 31, 2024, EPA filed a motion to enter a modified CD with 82 potentially responsible parties, requiring payment of $150 million to resolve their liability with respect to the entire Study Area. Pharmacia is not a participant in the CD settlement. Negotiations with EPA and other parties to resolve Pharmacia's liability continue.

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
CSX 2023 Form 10-K p.85

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

As of
Pension Plan Participants:	January 1, 2023
Active Employees	2,479
Retirees and Beneficiaries	11,294
Other(a)	3,504
Total	17,277
(a) The Other category consists mostly of terminated but vested former employees.

CSX 2023 Form 10-K p.86

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 9.  Employee Benefit Plans, continued

The benefit obligation for these plans represents the liability of the Company for current and former employees and is affected primarily by the following:

•service cost (benefits attributed to employee service during the period);
•interest cost (interest on the liability due to the passage of time);
•actuarial gains/losses (experience during the year different from that assumed and changes in plan assumptions); and
•benefits paid to participants.

Cash Flows
Plan assets are amounts that have been segregated and restricted to provide qualified pension plan benefits and include amounts contributed by the Company and amounts earned from invested contributions, net of benefits paid. Qualified pension plan obligations are funded in accordance with regulatory requirements and with an objective of meeting or exceeding minimum funding requirements necessary to avoid restrictions on flexibility of plan operation and benefit payments. The Company funds the cost of nonqualified pension benefits on a pay-as-you-go basis. No qualified pension plan contributions were made during 2023, 2022 and 2021. No contributions to the Company's qualified pension plans are expected in 2024.

    Future expected benefit payments are as follows:

Expected Cash Flows (Dollars in Millions):	Pension Benefits
2024	$190
2025	186
2026	183
2027	182
2028	181
2029-2033	870
Total	$1,792

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

CSX 2023 Form 10-K p.87

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 9.  Employee Benefit Plans, continued

The current asset allocation targets 55% growth-oriented investments and 45% immunizing investments. The growth-oriented portfolio consists of return-seeking investments that are diversified across geography, market capitalization, and asset class. The immunizing portfolio is comprised of a customized mix of fixed income and cash investments designed to reduce liability risk. Allocations are evaluated for levels within 5% of targeted allocations and are adjusted quarterly as necessary.

The distribution of pension plan assets as of the measurement date is shown in the table below, and these assets are reported net of pension liabilities on the balance sheet.

	December 2023		December 2022
		Percent of		Percent of
(Dollars in Millions)	Amount	Total Assets	Amount	Total Assets
Equity	$1,142	47%	$1,249	54%
Fixed Income	114	4	144	6
Cash and Cash Equivalents	15	1	41	2
Growth-Oriented	$1,271	52%	$1,434	62%
Fixed Income	911	38	777	33
Cash and Cash Equivalents	240	10	116	5
Immunizing	$1,151	48%	$893	38%
Total	$2,422	100%	$2,327	100%

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

Within the Company's equity funds, domestic stock is diversified among large and small capitalization stocks. International stock is diversified in a similar manner as well as in developed versus emerging markets stocks. Guidelines established with individual managers can limit investment by industry sectors, individual stock issuer concentration and the use of derivatives and CSX securities.
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
CSX 2023 Form 10-K p.88

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 9.  Employee Benefit Plans, continued

Benefit Obligation, Plan Assets and Funded Status
Changes in benefit obligation and the fair value of plan assets for the 2023 and 2022 plan years are as follows:

	Pension Benefits
	Plan Year	Plan Year
(Dollars in Millions)	2023	2022
Actuarial Present Value of Benefit Obligation
Accumulated Benefit Obligation	$2,252	$2,285
Projected Benefit Obligation	2,343	2,368

Change in Projected Benefit Obligation:
Projected Benefit Obligation at Beginning of Plan Year	$2,368	$3,022
Service Cost (a)	28	36
Interest Cost	111	64
Actuarial Loss (Gain)	20	(570)
Benefits Paid	(184)	(184)
Benefit Obligation at End of Plan Year	$2,343	$2,368

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Plan Year	$2,327	$3,016
Actual Return (Loss) on Plan Assets	259	(523)
Non-qualified Employer Contributions	20	18
Benefits Paid	(184)	(184)
Fair Value of Plan Assets at End of Plan Year	$2,422	$2,327
Funded Status at End of Plan Year	$79	$(41)
(a)Service cost for 2023 and 2022 includes capitalized service costs of $4 million each year.

In 2023, the $20 million net actuarial loss for pension benefits was driven by a 20 basis point decrease in the weighted average discount rate, partially offset by changes to census data. The $570 million net actuarial gain for pension benefits in 2022 was driven by a 224 basis point increase in the weighted average discount rate.

CSX 2023 Form 10-K p.89

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

	Pension Benefits
	December	December
(Dollars in Millions)	2023	2022
Amounts Recorded in Consolidated
Balance Sheets:
Long-term Assets	$277	$164
Current Liabilities	(16)	(17)
Long-term Liabilities	(182)	(188)
Net Amount Recognized in Consolidated Balance Sheets	$79	$(41)

Long-term assets as of December 2023 and 2022 in the preceding table relate to qualified pension plans where assets exceed projected benefit obligations. Current and long-term liabilities relate to plans where projected benefits obligations exceed assets. The following table shows the value of plan assets for only those plans with a net liability status.

	Aggregate
(Dollars in Millions)	Fair Value	Aggregate
Benefit Obligations in Excess of Plan Assets	of Plan Assets	Benefit Obligation
Projected Benefit Obligation	$—	$(198)
Accumulated Benefit Obligation	—	(188)
CSX 2023 Form 10-K p.90

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

	Pension Benefits Years Ended
(Dollars in Millions)	2023	2022	2021
Service Cost Included in Labor and Fringe	$24	$32	$41

Interest Cost	111	64	55
Expected Return on Plan Assets	(164)	(188)	(186)
Amortization of Net Loss	29	50	73
Total Income Included in Other Income - Net	$(24)	$(74)	$(58)
Net Periodic Benefit Cost (Credit)	$—	$(42)	$(17)
Settlement Loss	—	1	—
Total Periodic Benefit Cost (Credit)	$—	$(41)	$(17)

Pension Adjustments
The following table shows the pre-tax change in other comprehensive loss (income) attributable to certain components of net benefit expense and the change in benefit obligation for CSX for pension benefits.

(Dollars in Millions)	Pension Benefits
Components of Other Comprehensive	Years Ended
Loss (Income)	2023	2022
Recognized in the Balance Sheet
(Gains) Losses	$(75)	$141
Expense Recognized in the Income Statement
Amortization of Net Losses	$29	$50
Settlement Loss	—	1

As of December 2023, the balance to be amortized related to the Company's pension obligations is a pre-tax loss of $623 million. This amount is included in accumulated other comprehensive loss, a component of shareholders’ equity.

CSX 2023 Form 10-K p.91

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

The Company measures the service cost and interest cost components of the net pension benefits expense by using individual spot rates matched with separate cash flows for each future year. The weighted averages of assumptions used by the Company to value its pension obligations were as follows:

	Pension Benefits
	2023	2022
Expected Long-term Return on Plan Assets:
Benefit Cost for Current Plan Year	6.75%	6.75%
Benefit Cost for Subsequent Plan Year	6.75%	6.75%

Discount Rates:
Benefit Cost for Plan Year
Service Cost for Plan Year	5.09%	2.98%
Interest Cost for Plan Year	4.90%	2.18%
Benefit Obligation at End of Plan Year	4.82%	5.02%

Salary Scale Inflation	4.80%	4.80%
Cash Balance Plan Interest Credit Rate	3.75%	3.75%
CSX 2023 Form 10-K p.92

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 9.  Employee Benefit Plans, continued

Post-retirement Medical Plan
In addition to these plans, the Company sponsors a post-retirement medical plan and a life insurance plan that provide certain benefits to full-time, salaried, management employees hired prior to 2003 upon their retirement if certain eligibility requirements are met. The accumulated post-retirement benefit obligation related to this plan was $56 million and $61 million, respectively, as of December 31, 2023 and 2022. Through 2033, total future expected benefit payments related to this plan were $50 million. Expenses in 2023, 2022 and 2021 related to this plan were not material.

Other Plans
Under collective bargaining agreements, the Company participates in a multi-employer benefit plan, which provides certain post-retirement health care and life insurance benefits to eligible contract employees. Premiums under this plan are expensed as incurred and amounted to $11 million, $13 million and $21 million in 2023, 2022 and 2021, respectively.

The Company maintains savings plans for virtually all full-time salaried employees and certain employees covered by collective bargaining agreements. Expense associated with these plans was $35 million, $28 million and $29 million for 2023, 2022 and 2021, respectively, and is included in labor and fringe expense on the consolidated income statement.

Under the terms of collective bargaining agreements that cover union-represented employees, Quality Carriers contributes to two multi-employer pension plans. These plans provide defined benefits to retired participants. Both of these pension plans are in Pension Protection Act zone “red”, meaning they are at least 65% underfunded. Formal rehabilitation plans have been adopted. Based on information provided to the Company from the administrators of these plans, Quality Carriers’ portion of the contingent liability in the event of a full withdrawal or termination from these plans is estimated to be approximately $334 million. Of this amount, $328 million relates to the Central States Southeast and Southwest Areas Pension Plan and is based on information as of December 31, 2022, which is the latest information available at the date the financial statements were issued. The Company does not currently intend to withdraw from any of these multi-employer pension plans. Required monthly contributions to these plans are not material.

CSX 2023 Form 10-K p.93

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 10.  Debt and Credit Agreements

Debt at December 2023 and December 2022 is shown in the table below. For information regarding the fair value of debt, see Note 13, Fair Value Measurements.

	Maturity at December	Average Interest Rates at December	December	December
(Dollars in Millions)	2023	2023	2023	2022
Notes	2024-2068	4.2%	$18,514	$17,877
Equipment Obligations(a)	2024-2027	4.4%	2	141
Finance Leases	2024-2032	5.9%	17	29
Subtotal Long-term Debt (Including Current Portion)			$18,533	$18,047
Less Debt Due within One Year			(558)	(151)
Long-term Debt (Excluding Current Portion)			$17,975	$17,896
(a) Equipment obligations are secured by an interest in certain railroad equipment.

Debt Issuance & Early Redemption of Long-term Debt
On September 7, 2023, CSX issued $600 million of 5.20% notes due 2033. These notes are included in the consolidated balance sheets under long-term debt and may be redeemed by the Company at any time, subject to payment of certain make-whole premiums.

In July 2022, CSX issued $950 million aggregate principal amount of 4.10% notes due 2032, $900 million aggregate principal amount of 4.50% notes due 2052 and $150 million aggregate principal amount of 4.65% notes due 2068. The 2068 notes are a reopening of existing notes originally issued in February 2018. These notes are included in the consolidated balance sheets under long-term debt and may be redeemed by the Company at any time, subject to payment of certain make-whole premiums.

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

CSX 2023 Form 10-K p.94

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 10.  Debt and Credit Agreements, continued

Long-term Debt Maturities (Net of Discounts, Premiums and Issuance Costs)

(Dollars in Millions)	Maturities at
Years Ending	December 2023
2024	$558
2025	606
2026	704
2027	998
2028	1,001
Thereafter	14,666
Total Long-term Debt Maturities, including current portion	$18,533

Interest Rate Derivatives
Fair Value Hedges
In fourth quarter 2023, CSX entered into two separate fixed-to-floating interest rate swaps classified as fair value hedges. The swaps are designed to hedge 10 years of interest rate risk associated with market fluctuations attributable to the Secured Overnight Financing Rate ("SOFR") on a cumulative $250 million of fixed rate outstanding notes which are due in 2033. The cumulative fair value of these swaps, which is included in other long-term assets on the consolidated balance sheet, was an asset of $19 million as of December 31, 2023.

In first quarter 2022, CSX entered into five separate fixed-to-floating interest rate swaps classified as fair value hedges. The swaps are designed to hedge 10 years of interest rate risk associated with market fluctuations attributable to the SOFR on a cumulative $800 million of fixed rate outstanding notes which are due between 2036 and 2040. The cumulative fair value of these swaps which is included in other long-term liabilities on the consolidated balance sheet, was a liability of $107 million and $118 million as of December 31, 2023, and December 31, 2022, respectively.

The 2022 swaps will expire in 2032 and the 2023 swaps will expire in 2033. If settled early, the remaining cumulative fair value adjustment to the hedged notes will be amortized over the remaining life of the associated notes. The cumulative adjustment to the hedged notes is included in long-term debt on the consolidated balance sheet as shown in the following table.

(Dollars in Millions)	December 31, 2023	December 31, 2022
Notional Value of Hedged Notes	$1,050	$800
Fair Value Asset Adjustment to Hedged Notes	19	—
Fair Value Liability Adjustment to Hedged Notes	(107)	(118)
Carrying Amount of Hedged Notes	$962	$682

CSX 2023 Form 10-K p.95

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

(Dollars in Millions)	2023	2022	2021
Interest Expense Impact (Increase) Decrease	$(28)	$(1)	N/A

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

In fourth quarter 2022, CSX settled a portion equal to $160 million notional value of the aggregate $500 million cash flow hedges, which resulted in CSX receiving a cash payment of $52 million included in other operating activities on the consolidated cash flow statement. In second quarter 2023, CSX executed a partial settlement equal to $113 million notional value of the cash flow hedges, which resulted in CSX receiving a cash payment of $44 million. In third quarter 2023, CSX partially settled an additional $113 million notional value of the cash flow hedges and received a cash payment of $51 million included in other operating activities on the consolidated cash flow statement. The unsettled aggregate notional value of these swaps was $114 million and $340 million as of December 31, 2023, and December 31, 2022, respectively.

As of December 31, 2023 and 2022, the asset value of the forward starting interest rate swaps was $48 million and $127 million, respectively, and was recorded in other long-term assets on the consolidated balance sheet. Unrealized gains or losses associated with changes in the fair value of the hedge are recorded net of tax in accumulated other comprehensive income (“AOCI”) on the consolidated balance sheet. The unrealized gain associated with the settled portion of the hedges will continue to be classified in AOCI until the associated debt instrument is issued in the future. Unless settled early, the remainder of the swaps will expire in 2027 and the unrealized gain or loss in AOCI will be recognized in earnings as an adjustment to interest expense over the same period during which the hedged transaction affects earnings. Unrealized amounts related to the hedge, recorded net of tax in other comprehensive income, are summarized in the table below.

(Dollars in Millions)	2023	2022	2021
Unrealized Gain - Net	$—	$80	$8

See Note 13, Fair Value Measurements, and Note 16, Other Comprehensive Income (Loss), for other information about the Company's hedges.

CSX 2023 Form 10-K p.96

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 10.  Debt and Credit Agreements, continued

Credit Facilities
In February 2023, CSX replaced its existing $1.2 billion unsecured revolving credit facility with a new $1.2 billion unsecured, revolving credit facility backed by a diverse syndicate of banks. This facility allows same-day borrowings at floating interest rates, based on SOFR or an agreed-upon replacement reference rate, plus a spread that depends upon CSX's senior unsecured debt ratings. This facility expires in February 2028. As of December 31, 2023, the Company had no outstanding balances under this facility.

Commitment fees and interest rates payable under the facility were similar to fees and rates available to comparably rated investment-grade borrowers. As of December 31, 2023, CSX was in compliance with all covenant requirements under the facility.

Commercial Paper
Under its commercial paper program, which is backed by the revolving credit facility, the Company may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $1.0 billion. Proceeds from issuances of the notes are expected to be used for general corporate purposes. At December 31, 2023, the Company had no commercial paper outstanding.

CSX 2023 Form 10-K p.97

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

	Years Ended
(Dollars in Millions)	2023	2022	2021

Chemicals	$2,599	$2,584	$2,421
Agricultural and Food Products	1,657	1,664	1,461
Automotive	1,219	1,054	886
Forest Products	1,012	996	918
Metals and Equipment	917	828	796
Minerals	733	658	587
Fertilizers	516	455	470
Total Merchandise	8,653	8,239	7,539

Coal	2,484	2,434	1,790

Intermodal	2,060	2,306	2,039

Trucking(a)	882	966	410

Other	578	908	744
Total	$14,657	$14,853	$12,522
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

CSX 2023 Form 10-K p.98

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 11. Revenues, continued

The average transit time to complete a rail shipment is between 2 to 7 days depending on market. Payments for transportation services are normally billed once a BOL is received and are generally due within 15 days after the invoice date. The Company recognizes revenue over transit time of freight as it moves from origin to destination. Revenue for services started but not completed at the reporting date is allocated based on the relative transit time in each reporting period, with the portion allocated for services subsequent to the reporting date considered remaining performance obligations.

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

Other revenue is recorded upon completion of the service and is comprised of revenue from regional subsidiary railroads and incidental charges, including demurrage, intermodal storage and equipment usage, and switching. Revenue from regional subsidiary railroads includes shipments by railroads that the Company does not directly operate. Demurrage represents charges assessed when freight cars are held by a customer beyond a specified period of time. Intermodal storage represents charges for customer storage of containers at an intermodal terminal, ramp facility or offsite location beyond a specified period of time. Switching represents charges assessed when a railroad switches cars for a customer or another railroad.

During 2023, 2022 and 2021, revenue recognized from performance obligations related to prior periods was not material.

CSX 2023 Form 10-K p.99

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 11. Revenues, continued

Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to future reporting periods for freight services started but not completed at the reporting date. This includes the unearned portion of billed and unbilled amounts for cancellable freight shipments in transit. The Company expects to recognize the unearned portion of revenue for freight services in transit within one week of the reporting date. As of December 31, 2023, remaining performance obligations were not material.

Contract Balances and Accounts Receivable
The timing of revenue recognition, billings and cash collections results in accounts receivable and customer advances and deposits (contract liabilities) on the consolidated balance sheets. Contract assets, contract liabilities and deferred contract costs recorded on the consolidated balance sheet as of December 31, 2023, and December 31, 2022, were not material.

The Company’s accounts receivable - net consists of freight and non-freight receivables, reduced by an allowance for credit losses.

(Dollars in Millions)	December 31, 2023	December 31, 2022

Freight Receivables	$1,047	$1,067
Freight Allowance for Credit Losses	(18)	(16)
Freight Receivables, net	1,029	1,051

Non-Freight Receivables	378	279
Non-Freight Allowance for Credit Losses	(14)	(17)
Non-Freight Receivables, net	364	262
Total Accounts Receivable, net	$1,393	$1,313

Freight receivables include amounts earned, billed and unbilled, and currently due from customers for transportation-related services. Non-freight receivables include amounts billed and unbilled and currently due related to government reimbursement receivables and other non-revenue receivables. The Company maintains an allowance for credit losses to provide for the estimated amount of receivables that will not be collected. The allowance is based upon an assessment of risk characteristics, historical payment experience, and the age of outstanding receivables adjusted for forward-looking economic conditions as necessary. Credit losses recognized on the Company’s accounts receivable were not material in 2023 and 2022.

CSX 2023 Form 10-K p.100

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 12.  Income Taxes

Earnings before income taxes of $4.9 billion, $5.4 billion and $5.0 billion for years ended 2023, 2022 and 2021, respectively, represent earnings from domestic operations. The breakdown of income tax expense between current and deferred is as follows:

	Years Ended
(Dollars in Millions)	2023	2022	2021
Current:
Federal	$852	$928	$827
State	184	203	176
Subtotal Current	$1,036	$1,131	$1,003

Deferred:
Federal	122	166	166
State	18	(49)	1
Subtotal Deferred	$140	$117	$167
Total Income Tax Expense	$1,176	$1,248	$1,170

The Company recorded a 2023 income tax benefit of $22 million primarily from a change in the valuation of deferred taxes as a result of filing the 2022 tax returns. In 2022, the Company recorded an income tax benefit of $78 million primarily as a result of state legislative changes and a change in the valuation of deferred taxes as a result of filing the 2021 tax returns. In 2021, the Company recorded an income tax benefit of $48 million primarily as a result of favorable state legislative changes, additional tax benefits associated with the vesting of share-based awards and adjustments to deferred taxes as a result of filing the 2020 state tax returns.

Income tax expense reconciled to the tax computed at statutory rates is presented in the following table.

	Years Ended
(Dollars in Millions)	2023		2022		2021
Federal Income Taxes	$1,027	21.0%	$1,137	21.0%	$1,040	21.0%
State Income Taxes	153	3.1%	121	2.2%	139	2.8%
Other	(4)	(0.1)%	(10)	(0.1)%	(9)	(0.2)%
Income Tax Expense/ Rate	$1,176	24.0%	$1,248	23.1%	$1,170	23.6%

CSX 2023 Form 10-K p.101

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 12.  Income Taxes, continued

The primary factors in the change in year-end net deferred income tax liability balances include the annual provision for deferred income tax expense and accumulated other comprehensive income (loss). The significant components of deferred income tax assets and liabilities include:

	2023		2022
(Dollars in Millions)	Assets	Liabilities	Assets	Liabilities
Other Employee Benefit Plans	$103	$—	$105	$—
Accelerated Depreciation	—	7,678	—	7,600
Other	459	630	553	627
Total	$562	$8,308	$658	$8,227
Net Deferred Income Tax Liabilities		$7,746		$7,569

The Company files a consolidated federal income tax return, which includes its principal domestic subsidiaries. CSX and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. CSX participated in a contemporaneous IRS audit of tax years 2023, 2022, and 2021. Federal examinations of original federal income tax returns for all years through 2020 are resolved.

As of December 2023 and 2022, the Company had approximately $19 million and $18 million, respectively, of total unrecognized tax benefits as a result of uncertain tax positions. Net tax benefits of $15 million and $14 million as of December 2023 and 2022, respectively, could favorably impact the effective income tax rate in each year. The Company does not expect that unrecognized tax benefits as of December 2023 for various state and federal income tax matters will significantly change over the next 12 months. The final outcome of these uncertain tax positions is not yet determinable. There were no material changes to the total gross unrecognized tax benefits and prior year audit resolutions of the Company during the year ended December 2023.

CSX’s continuing practice is to recognize net interest and penalties related to income tax matters in income tax expense. Accrued interest and penalties were not material as of December 2023 or 2022. Additionally, expenses from changes to the reserves for interest and penalties were not material in 2023, 2022 or 2021.

CSX 2023 Form 10-K p.102

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

Investments
The Company's investment assets are carried at fair value on the consolidated balance sheet in accordance with the Fair Value Measurements and Disclosures Topic in the ASC. They are valued with assistance from a third-party trustee and consist of fixed income mutual funds, corporate bonds and government securities. The fixed income mutual funds are valued at the net asset value of shares held based on quoted market prices determined in an active market, which are Level 1 inputs. The corporate bonds and government securities are valued using broker quotes that utilize observable market inputs, which are Level 2 inputs. Unrealized losses as of December 31, 2023 and December 31, 2022 were not material. The Company believes any impairment of investments held with gross unrealized losses to be temporary and not the result of credit risk.

CSX 2023 Form 10-K p.103

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 13.  Fair Value Measurements, continued

The Company's investment assets are carried at fair value on the consolidated balance sheets as summarized in the following table.

	December 2023			December 2022
(Dollars in Millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Fixed Income Mutual Funds	$80	$—	$80	$89	$—	$89
Corporate Bonds	—	60	60	—	49	49
Government Securities	—	41	41	—	58	58
Total Investments at Fair Value	$80	$101	$181	$89	$107	$196

Total Investments at Amortized Cost			$184			$201

These investments have the following maturities and are represented on the consolidated balance sheet within short-term investments for investments with maturities of less than one year, and other long-term assets for investments with maturities of one year and greater.

(Dollars in Millions)	December 2023	December 2022
Less than 1 year	$83	$129
1 - 5 years	37	24
5 - 10 years	17	10
Greater than 10 years	44	33
Total investments at fair value	$181	$196

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

The fair value of outstanding debt fluctuates with changes in a number of factors. Such factors include, but are not limited to, interest rates, market conditions, credit ratings, values of similar financial instruments, size of the instrument, cash flow projections and comparable trades. Fair value will exceed carrying value when the current market interest rate is lower than the interest rate at which the debt was originally issued. The fair value of a company's debt is a measure of its current value under present market conditions. It does not impact the financial statements under current accounting rules.
CSX 2023 Form 10-K p.104

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 13.  Fair Value Measurements, continued

The fair value and carrying value of the Company's long-term debt is as follows:

(Dollars in Millions)	December 2023	December 2022
Long-term Debt (Including Current Maturities):
Fair Value	$17,528	$16,135
Carrying Value	18,533	18,047

Interest Rate Derivatives
The Company’s fixed-to-floating and forward starting interest rate swaps are carried at their respective fair values, which are determined with assistance from a third party based upon pricing models using inputs observed from actively quoted markets. All of the inputs used to determine the fair value of the swaps are Level 2 inputs. The fair value of the Company’s fixed-to-floating interest rate swaps was an asset of $19 million (for swaps entered in 2023) and a liability of $107 million (for swaps entered in 2022) at December 31, 2023. As of December 31, 2022, the fair value of the fixed-to-floating interest rate swaps was a liability of $118 million. The fair value of the Company’s forward starting interest rate swaps asset was $48 million and $127 million at December 31, 2023 and 2022, respectively. See Note 10, Debt and Credit Agreements, for further information.

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

CSX 2023 Form 10-K p.105

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 13.  Fair Value Measurements, continued

Investments Measured at Net Asset Value
•Partnerships: Net asset value of private equity is based on the fair market values associated with the underlying investments at year end. These funds have varying redemption restrictions, but most require advanced notice of at least 15 business days.
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

The pension plan assets at fair value by level, within the fair value hierarchy, as of calendar plan years 2023 and 2022 are shown in the table below. For additional information related to pension assets, see Note 9, Employee Benefit Plans.

	December 2023			December 2022
(Dollars in Millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Common Stock	$340	$—	$340	$335	$—	$335
Mutual Funds	32	—	32	29	—	29
Cash and Cash Equivalents	255	—	255	157	—	157
Corporate Bonds	—	646	646	—	647	647
Government Securities	—	126	126	—	88	88
Asset-backed Securities, Derivatives and Other	—	10	10	—	9	9
Total Investments in the Fair Value Hierarchy	$627	$782	$1,409	$521	$744	$1,265
Investments Measured at Net Asset Value (a)	n/a	n/a	$1,013	n/a	n/a	$1,062
Investments at Fair Value	$627	$782	$2,422	$521	$744	$2,327
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

CSX 2023 Form 10-K p.106

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

For discussion of the drivers of changes in net periodic pension and post-retirement benefit credit from 2022 to 2023 and from 2021 to 2022, refer to Note 9, Employee Benefit Plans. Interest income increased from 2022 to 2023 and from 2021 to 2022 primarily as a result of higher average interest rates. Other income – net consisted of the following:

	Years Ended
(Dollars in Millions)	2023	2022	2021
Net Periodic Pension and Post-retirement Benefit Credit (a)	$29	$79	$64
Interest Income	79	42	7
Miscellaneous Income	31	12	8
Total Other Income - Net	$139	$133	$79
(a) Excludes the service cost component of net periodic benefit cost.
CSX 2023 Form 10-K p.107

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 15.  Investment in Affiliates and Related-Party Transactions

CSX's investments in affiliates are included on the consolidated balance sheet as investments in affiliates and other companies.

	December	December
(Dollars in Millions)	2023	2022
Conrail	$1,175	$1,124
TTX	961	914
Other Equity Method and Cost Method Investments	261	254
Total	$2,397	$2,292

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

(Dollars in Millions)	Conrail Shared
Years	Asset Agreement
2024	$32
2025	32
2026	32
2027	32
2028	32
Thereafter	13
Total	$173

Also, included in equity earnings of affiliates are CSX’s 42% share of Conrail’s income and its amortization of the fair value write-up arising from the acquisition of Conrail and certain other adjustments. The amortization primarily represents the additional after-tax depreciation expense related to the write-up of Conrail’s fixed assets when the original purchase price, from the 1997 acquisition of Conrail, was allocated based on fair value. This write-up of fixed assets resulted in a difference between CSX's investment in Conrail and its share of Conrail's underlying net equity, which is $323 million as of December 2023.

CSX 2023 Form 10-K p.108

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 15.  Investment in Affiliates and Related-Party Transactions, continued

The following table discloses amounts related to Conrail. All amounts in the table below are included in purchased services and other expenses on the Company’s consolidated income statements.

	Years Ended
(Dollars in Millions)	2023	2022	2021

Rents, Fees and Services	$132	$130	$128
Purchase Price Amortization and Other	4	4	4
Equity Earnings of Conrail	(54)	(44)	(44)
Total Conrail Expense	$82	$90	$88

As required by the Related Party Disclosures Topic in the ASC, the Company has disclosed amounts below owed to Conrail, or its subsidiaries, representing liabilities under the operating, equipment and shared area agreements with Conrail. In 2014, the Company executed two promissory notes with a subsidiary of Conrail which were included in long-term debt on the consolidated balance sheets. In December 2020, the Company completed a non-cash conversion of $224 million of 2.89% notes due 2044 as well as its existing payable balance of approximately $217 million into new notes. The new notes for operation of the shared asset area are $441 million, 1.31% notes due 2050. Interest expense from these promissory notes was $6 million in each 2023, 2022 and 2021.

	December	December
(Dollars in Millions)	2023	2022
Balance Sheet Information:
CSX Accounts Payable to Conrail	$154	$136
Promissory Notes Payable to Conrail Subsidiary
1.31% CSX Promissory Note due December 2050	73	73
1.31% CSXT Promissory Note due December 2050	368	368

TTX Company
TTX Company ("TTX") is a privately-held corporation engaged in the business of providing its owner-railroads with standardized fleets of intermodal, automotive and general use railcars at time and mileage rates. CSX owns about 20 percent of TTX's common stock, and the remaining is owned by the other leading North American railroads and their affiliates. Pursuant to the Investments - Equity Method Topic in the ASC, CSX applies the equity method of accounting to its investment in TTX. As part of the Pan Am acquisition in June 2022, CSX acquired an immaterial amount of TTX stock, which was subsequently repurchased by TTX in December 2022.

CSX 2023 Form 10-K p.109

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

	Years Ended
(Dollars in Millions)	2023	2022	2021
Income Statement Information:
Car Hire Rents	$249	$241	$221
Equity Earnings of TTX	(49)	(51)	(52)
Total TTX Expense	$200	$190	$169

Also included below is balance sheet information related to CSX's payable to TTX, which represents car rental liabilities.

(Dollars in Millions)	December	December
Balance Sheet Information:	2023	2022
CSX Payable to TTX	$43	$38

NOTE 16. Other Comprehensive Income (Loss)

CSX reports comprehensive earnings or loss in accordance with the Comprehensive Income Topic in the ASC in the consolidated comprehensive income statement. Total comprehensive earnings are defined as all changes in shareholders' equity during a period, other than those resulting from investments by and distributions to shareholders (e.g. issuance of equity securities and dividends). Generally, for CSX, total comprehensive earnings equal net earnings plus or minus adjustments for pension and other post-retirement liabilities as well as derivative activity and other adjustments. Total comprehensive earnings represent the activity for a period net of tax and were $3.8 billion, $4.2 billion and $4.0 billion for 2023, 2022 and 2021, respectively.

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
CSX 2023 Form 10-K p.110

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

	Pension and Other Post-Employment Benefits	Interest Rate Derivatives	Other	Accumulated Other Comprehensive (Loss) Income
(Dollars in Millions)
Balance December 31, 2020 - Net of Tax	$(598)	$62	$(62)	$(598)
Other Comprehensive Income (Loss)
Income Before Reclassifications	147	11	—	158
Amounts Reclassified to Net Earnings	66	—	15	81
Tax Expense	(46)	(3)	—	(49)
Total Other Comprehensive Income	$167	$8	$15	$190
Balance December 31, 2021 - Net of Tax	$(431)	$70	$(47)	$(408)
Other Comprehensive Income (Loss)
(Loss) Income Before Reclassifications	(129)	88	—	(41)
Amounts Reclassified to Net Earnings	44	—	2	46
Tax Benefit (Expense)	19	(8)	4	15
Total Other Comprehensive (Loss) Income	$(66)	$80	$6	$20
Balance December 31, 2022 - Net of Tax	$(497)	$150	$(41)	$(388)
Other Comprehensive Income (Loss)
Income Before Reclassifications	75	16	—	91
Amounts Reclassified to Net Earnings	18	—	5	23
Tax Expense	(19)	(16)	(3)	(38)
Total Other Comprehensive Income	$74	$—	$2	$76
Balance December 31, 2023 - Net of Tax	$(423)	$150	$(39)	$(312)

CSX 2023 Form 10-K p.111

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

The allocation of total consideration to the fair values of the acquired assets and liabilities of Pan Am is summarized in the table below.

(Dollars in Millions)	June 1, 2022
Assets Acquired:
Accounts Receivable, net	$46
Properties and Equipment, net	600
Goodwill	17
Investments in Affiliates	90
Other Assets	11
Total Assets Acquired	$764
Liabilities Assumed:
Accounts Payable and Accrued Liabilities	$32
Deferred Tax Liabilities	75
Other Long-term Liabilities	57
Total Liabilities Assumed	$164
Fair Value of Assets Acquired, Net of Liabilities Assumed:	$600

Properties and equipment of $600 million include road and track assets, work equipment, land, buildings and other assets. The investments in affiliates includes the interest in Pan Am Southern, LLC acquired as part of the purchase as well as other investments.

CSX 2023 Form 10-K p.112

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 17. Business Combinations, continued

The Company incurred costs related to this acquisition of approximately $32 million, of which $22 million was incurred in 2022 and $10 million was incurred in 2021. All acquisition-related costs were expensed as incurred and have been recorded in labor and fringe or purchased services and other in the accompanying consolidated income statements.

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

CSX 2023 Form 10-K p.113

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

Other Acquisitions
During 2023 and 2022, Quality Carriers completed several acquisitions of previous independent affiliates that were immaterial individually and in the aggregate.

CSX 2023 Form 10-K p.114

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 18. Goodwill and Other Intangible Assets

The following table presents goodwill and other intangible asset balances and adjustments to those balances for the years ended December 31, 2023 and 2022:

	Goodwill	Intangible Assets
(Dollars in Millions)	Net Carrying Amount	Cost	Accumulated Amortization	Net Carrying Amount	Total Goodwill and Other Intangible Assets - Net
Balance at December 31, 2021	$276	$180	$(5)	$175	$451
Additions	43	18	—	18	61
Amortization	—	—	(10)	(10)	(10)
Balance at December, 31, 2022	$319	$198	$(15)	$183	$502
Additions	6	8	—	8	14
Amortization	—	—	(10)	(10)	(10)
Balance at December, 31, 2023	$325	$206	$(25)	$181	$506

As a result of the acquisition of Pan Am on June 1, 2022, CSX recognized $17 million of goodwill. The goodwill was calculated as the excess of the consideration paid over the fair value of net assets assumed and relates primarily to the ability of CSX to extend the reach of its service to a wider customer base over an expanded territory, creating new market prospects and efficiencies. Goodwill recognized in this acquisition is not deductible for tax purposes.

During 2023 and 2022, Quality Carriers completed several acquisitions that were immaterial individually and in aggregate. The acquisitions resulted in the addition of $6 million and $26 million of goodwill in 2023 and 2022, respectively. Other intangible assets recognized as part of these acquisitions were $8 million and $18 million in 2023 and 2022, respectively.

The Company's intangible assets balance primarily relates to intangibles recognized as part of the acquisition of Quality Carriers in 2021. Intangible assets recognized from the acquisition of $180 million consist of $150 million of customer relationships and $30 million of trade names that will be amortized over a weighted-average period of 20 years and 15 years, respectively.

During the fourth quarter 2023, the Company changed the date of its annual assessment of Goodwill to October 1st for all reporting units. The change in testing date for goodwill is a change in accounting principle, which management believes is preferable as it will create consistency in the Company's goodwill impairment testing procedures across its reporting units. This change was not material to CSX's consolidated financial statements and it did not delay, accelerate, or avoid any potential goodwill impairment charges. No impairment was recorded as a result of the assessment.

CSX 2023 Form 10-K p.115

CSX CORPORATION
PART II
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
As of December 31, 2023, under the supervision and with the participation of CSX's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that, as of December 31, 2023, the Company's disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in CSX’s periodic SEC reports.

Management's Report on Internal Control over Financial Reporting
CSX’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the management of CSX, including CSX’s CEO and CFO, CSX conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which is also referred to as COSO. Based on that evaluation, management of CSX concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023. Management's assessment of the effectiveness of internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

The Company’s internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

CSX 2023 Form 10-K p.116

CSX CORPORATION
PART II
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of CSX Corporation

Opinion on Internal Control Over Financial Reporting
We have audited CSX Corporation’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, CSX Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 14, 2024, expressed an unqualified opinion thereon.

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

CSX 2023 Form 10-K p.117

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
February 14, 2024

CSX 2023 Form 10-K p.118

CSX CORPORATION
PART II
Changes in Internal Control over Financial Reporting
There were no material changes in the Company’s internal control over financial reporting.

Item 9B.  Other Information
    On November 10, 2023, Nathan D. Goldman, Executive Vice President, Chief Legal Officer and Corporate Secretary, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 83,000 shares of CSX common stock and 161,487 employee stock options to be exercised via same-day-sale on or after February 20, 2024, subject to certain conditions, to be in effect until November 8, 2024 unless otherwise terminated pursuant to the terms of the trading plan.

During the fourth quarter of 2023, no other Company directors or officers adopted or terminated any "Rule 10b5-1 trading arrangement" or any "non-Rule 10b5-1 trading arrangement" as each term is defined in Item 408 of Regulation S-K.

Item 9C.  Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.
PART III

Item 10.  Directors, Executive Officers of the Registrant and Corporate Governance
In accordance with Instruction G(3) of Form 10-K, the information required by this item is incorporated herein by reference to the Proxy Statement. The Proxy Statement will be filed no later than April 30, 2024 with respect to the 2024 annual meeting of shareholders, except for the information regarding the executive officers of the Company. Information regarding executive officers is included in Part I of this report under the caption "Executive Officers of the Registrant."

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

CSX 2023 Form 10-K p.119

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
CSX 2023 Form 10-K p.120

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
June 11, 1999, Exhibit 10.6, Form 8-K
CSX 2023 Form 10-K p.121

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
September 2, 2004, Exhibit 10.2, Form 8-K
10.12**	CSX Directors’ Deferred Compensation Plan effective January 1, 2005	February 22, 2008, Exhibit 10.3, Form 10-K
10.13**	CSX Directors' Matching Gift Plan (as amended through February 9, 2011)	March 4, 1994, Exhibit 10.5, Form 10-K
10.14**	Special Retirement Plan of CSX Corporation and Affiliated Companies (as amended through February 14, 2001)	March 4, 2002, Exhibit 10.23, Form 10-K
10.15**	Supplemental Retirement Benefit Plan of CSX Corporation and Affiliated Companies (as amended through February 14, 2001)	March 4, 2002, Exhibit 10.24, Form 10-K
10.16**	CSX Stock and Incentive Award Plan	May 7, 2010, Exhibit 10.1, Form 8-K
10.17**	CSX Executives' Deferred Compensation Plan (as amended and restated effective January 1, 2021)	December 21, 2020, Exhibit 99.1, Form S-8
10.18**	Employment Agreement, effective as of December 22, 2017, between CSX Corporation and James M. Foote	February 7, 2018 Exhibit 10.42, Form 10-K
10.19**	CSX 2019 Stock and Incentive Award Plan (incorporated by reference to Appendix A to the registrant’s Definitive Proxy Statement on Schedule 14A filed March 22, 2019)	May 8, 2019 Exhibit 10.1, Form 8-K
10.20**	Employment Agreement, dated August 29, 2022, between CSX Corporation and Joseph R. Hinrichs	October 21, 2022, Exhibit 10.1, Form 10-Q
10.21**	Transition Agreement, dated September 14, 2022, between CSX Corporation and James M. Foote	October 21, 2022, Exhibit 10.2, Form 10-Q
10.22
$1,200,000,000 Five-Year Revolving Credit Agreement, dated as of February 28, 2023, among CSX Corporation, as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent
March 3, 2023 Exhibit 10.1, Form 8-K
10.23**	Form of LTIP Performance Unit Award Agreement	April 20, 2023, Exhibit 10.2, Form 10-Q
10.24**	Form of LTIP Performance Unit Award Agreement for Joseph R. Hinrichs	April 20, 2023, Exhibit 10.3, Form 10-Q
10.25**	Form of LTIP Stock Option Agreement	April 20, 2023, Exhibit 10.4, Form 10-Q
10.26**	Form of LTIP Stock Option Agreement for Joseph R. Hinrichs	April 20, 2023, Exhibit 10.5, Form 10-Q
CSX 2023 Form 10-K p.122

CSX CORPORATION
PART IV

Exhibit designation	Nature of exhibit	Previously filed as exhibit to
10.27**	Form of LTIP Restricted Stock Unit Award Agreement	April 20, 2023, Exhibit 10.6, Form 10-Q
10.28**	Form of LTIP Restricted Stock Unit Award Agreement for Joseph R. Hinrichs	April 20, 2023, Exhibit 10.7, Form 10-Q
10.29**	CSX Corporation Executive Severance Plan, amended and restated as of July 11, 2023	October 20, 2023, Exhibit 10.1, Form 10-Q
10.30**	Form of Change of Control Agreement for Chief Executive Officer, effective as of July 11, 2023	October 20, 2023, Exhibit 10.2, Form 10-Q
10.31**	Form of Change of Control Agreement for Executive Vice President, effective as of July 11, 2023	October 20, 2023, Exhibit 10.3, Form 10-Q
10.32**	Form of Change of Control Agreement for Senior Vice President/Vice President, effective as of July 11, 2023	October 20, 2023, Exhibit 10.4, Form 10-Q
10.33**	Employment Separation Agreement and Release Form, effective as of August 30, 2023, between CSX and Jamie J. Boychuk	October 20, 2023, Exhibit 10.5, Form 10-Q
Officer certifications:
31*	Rule 13a-14(a) Certifications
32*	Section 1350 Certifications
Interactive data files:
101*	The following financial information from CSX Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 14, 2024, formatted in XBRL includes: (i) Consolidated Income Statements for the years ended December 31, 2023, December 31, 2022, and December 31, 2021, (ii) Consolidated Comprehensive Income Statements for the years ended December 31, 2023, December 31, 2022, and December 31, 2021, (iii) Consolidated Balance Sheets at December 31, 2023 and December 31, 2022, (iv) Consolidated Cash Flow Statements for the years ended December 31, 2023, December 31, 2022 and December 31, 2021, (v) Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2023, December 31, 2022 and December 31, 2021, and (vi) the Notes to Consolidated Financial Statements.
104*	The cover page from CSX Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023 formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.
Other exhibits:
21*	Subsidiaries of the Registrant
23*	Consent of Independent Registered Public Accounting Firm
24*	Powers of Attorney
97*	Financial Statement Compensation Recoupment Policy

* Filed herewith
** Management Contract or Compensatory Plan or Arrangement
(P) This Exhibit has been paper filed and is not subject to Item 601 of Reg S-K for hyperlinks.
Note: Items not filed herewith have been submitted in previous SEC filings.
CSX 2023 Form 10-K p.123

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSX CORPORATION
(Registrant)

By:   /s/ ANGELA C. WILLIAMS
Angela C. Williams
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Dated: February 14, 2024

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 14, 2024.

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

CSX 2023 Form 10-K p.124

SIGNATURES

Signature	Title

*	Chairman of the Board and Director
John J. Zillmer

*	Director
Donna M. Alvarado

*	Director
Thomas P. Bostick

*	Director
Steven T. Halverson

*	Director
Paul C. Hilal

*	Director
David M. Moffett

*	Director
Linda H. Riefler

*	Director
Suzanne M. Vautrinot

*	Director
James L. Wainscott

*	Director
J. Steven Whisler

CSX 2023 Form 10-K p.125