Form 10-Q
period 2024-03-31
CSX CORP
filed 2024-04-18
CIK 277948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(☒)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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
Yes (☐) No (X)
There were 1,954,927,162 shares of common stock outstanding on March 31, 2024 (the latest practicable date that is closest to the filing date).
CSX Q1 2024 Form 10-Q p.1

CSX CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024
CSX Q1 2024 Form 10-Q p.2

CSX CORPORATION
PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED INCOME STATEMENTS (Unaudited)
(Dollars in Millions, Except Per Share Amounts)

	First Quarters
	2024	2023

Revenue	$3,681	$3,706
Expense
Labor and Fringe	798	723
Purchased Services and Other	711	688
Depreciation and Amortization	410	393
Fuel	325	364
Equipment and Other Rents	84	82
Gains on Property Dispositions	(1)	(8)
Total Expense	2,327	2,242

Operating Income	1,354	1,464

Interest Expense	(210)	(201)
Other Income - Net	41	41
Earnings Before Income Taxes	1,185	1,304

Income Tax Expense	(292)	(317)
Net Earnings	$893	$987

Per Common Share (Note 2)
Net Earnings Per Share, Basic	$0.46	$0.48
Net Earnings Per Share, Assuming Dilution	$0.46	$0.48

Average Shares Outstanding (In Millions)	1,958	2,054
Average Shares Outstanding, Assuming Dilution (In Millions)	1,962	2,058

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS (Unaudited)
(Dollars in Millions)

	First Quarters
	2024	2023
Total Comprehensive Earnings (Note 10)	$899	$989

See accompanying notes to consolidated financial statements.
CSX Q1 2024 Form 10-Q p.3

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	(Unaudited)
	March 31, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,483	$1,353
Short-term Investments (Note 9)	2	83
Accounts Receivable - Net (Note 8)	1,400	1,393
Materials and Supplies	451	446
Other Current Assets	136	109
Total Current Assets	3,472	3,384

Properties	50,661	50,320
Accumulated Depreciation	(15,605)	(15,385)
Properties - Net	35,056	34,935

Investment in Affiliates and Other Companies	2,424	2,397
Right-of-Use Lease Asset	507	498
Goodwill and Other Intangible Assets - Net	520	506
Other Long-term Assets	716	688
Total Assets	$42,695	$42,408

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$1,306	$1,237
Labor and Fringe Benefits Payable	387	517
Casualty, Environmental and Other Reserves (Note 4)	140	144
Current Maturities of Long-term Debt (Note 7)	557	558
Income and Other Taxes Payable	382	525
Other Current Liabilities	252	243
Total Current Liabilities	3,024	3,224

Casualty, Environmental and Other Reserves (Note 4)	308	296
Long-term Debt (Note 7)	17,944	17,975
Deferred Income Taxes - Net	7,759	7,746
Long-term Lease Liability	501	491
Other Long-term Liabilities	557	543
Total Liabilities	30,093	30,275

Shareholders' Equity:
Common Stock, $1 Par Value	1,955	1,959
Other Capital	743	691
Retained Earnings	10,205	9,790
Accumulated Other Comprehensive Loss (Note 10)	(306)	(312)
Non-controlling Minority Interest	5	5
Total Shareholders' Equity	12,602	12,133
Total Liabilities and Shareholders' Equity	$42,695	$42,408
See accompanying notes to consolidated financial statements.
CSX Q1 2024 Form 10-Q p.4

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CASH FLOW STATEMENTS (Unaudited)
(Dollars in Millions)

	Three Months
	2024	2023

OPERATING ACTIVITIES
Net Earnings	$893	$987
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and Amortization	410	393
Deferred Income Taxes	11	35
Gains on Property Dispositions	(1)	(8)
Other Operating Activities	(15)	(31)
Changes in Operating Assets and Liabilities:
Accounts Receivable	5	(63)
Other Current Assets	(29)	(72)
Accounts Payable	72	70
Income and Other Taxes Payable	(143)	266
Other Current Liabilities	(119)	(326)
Net Cash Provided by Operating Activities	1,084	1,251

INVESTING ACTIVITIES
Property Additions	(524)	(443)
Purchases of Short-term Investments	—	(101)
Proceeds from Sales of Short-term Investments	81	53
Proceeds and Advances from Property Dispositions	—	8
Business Acquisition, Net of Cash Acquired	(26)	(2)
Other Investing Activities	(35)	5
Net Cash Used In Investing Activities	(504)	(480)

FINANCING ACTIVITIES
Shares Repurchased	(247)	(1,067)
Dividends Paid	(235)	(226)
Long-term Debt Repaid (Note 7)	(2)	(142)
Other Financing Activities	34	(3)
Net Cash Used in Financing Activities	(450)	(1,438)

Net Increase (Decrease) in Cash and Cash Equivalents	130	(667)

CASH AND CASH EQUIVALENTS
Cash and Cash Equivalents at Beginning of Period	1,353	1,958
Cash and Cash Equivalents at End of Period	$1,483	$1,291

See accompanying notes to consolidated financial statements.
CSX Q1 2024 Form 10-Q p.5

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY (Unaudited)
(Dollars in Millions)

Three Months 2024	Common Shares Outstanding (Thousands)	Common Stock and Other Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income(a)	Non-controlling Minority Interest	Total Shareholders' Equity

Balance December 31, 2023	1,958,757	$2,650	$9,790	$(312)	$5	$12,133
Comprehensive Earnings:
Net Earnings	—	—	893	—	—	893
Other Comprehensive Income	—	—	—	6	—	6
Total Comprehensive Earnings						899

Common stock dividends, $0.12 per share	—	—	(235)	—	—	(235)
Share Repurchases	(6,789)	(7)	(240)	—	—	(247)
Excise Tax on Net Share Repurchases	—	—	(1)	—	—	(1)
Stock Option Exercises and Other	2,961	55	(2)	—	—	53
Balance March 31, 2024	1,954,929	$2,698	$10,205	$(306)	$5	$12,602

Three Months 2023	Common Shares Outstanding (Thousands)	Common Stock and Other Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income(a)	Non-controlling Minority Interest	Total Shareholders' Equity

Balance December 31, 2022	2,066,367	$2,640	$10,363	$(388)	$10	$12,625
Comprehensive Earnings:
Net Earnings	—	—	987	—	—	987
Other Comprehensive Income	—	—	—	2	—	2
Total Comprehensive Earnings						989

Common stock dividends, $0.11 per share	—	—	(226)	—	—	(226)
Share Repurchases	(35,157)	(35)	(1,032)	—	—	(1,067)
Stock Option Exercises and Other	1,865	15	—	—	(2)	13
Balance March 31, 2023	2,033,075	$2,620	$10,092	$(386)	$8	$12,334

(a) Accumulated Other Comprehensive Loss balances shown above are net of tax. The associated taxes were $82 million and $121 million as of March 31, 2024 and March 31, 2023, respectively. For additional information, see Note 10, Other Comprehensive Income.

See accompanying notes to consolidated financial statements.
CSX Q1 2024 Form 10-Q p.6

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
CSX Q1 2024 Form 10-Q p.7

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

Fiscal Year
The Company's fiscal periods are based upon the calendar year. Except as otherwise specified, references to “first quarter(s)” or “three months” indicate CSX's fiscal periods ending March 31, 2024 and March 31, 2023, and references to "year-end" indicate the fiscal year ended December 31, 2023.

New Accounting Pronouncements
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
CSX Q1 2024 Form 10-Q p.8

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2.    Earnings Per Share

The following table sets forth the computation of basic earnings per share and earnings per share, assuming dilution.

	First Quarters
	2024	2023
Numerator (Dollars in Millions):
Net Earnings	$893	$987

Denominator (Units in Millions):
Average Common Shares Outstanding	1,958	2,054
Other Potentially Dilutive Common Shares	4	4
Average Common Shares Outstanding, Assuming Dilution	1,962	2,058

Net Earnings Per Share, Basic	$0.46	$0.48
Net Earnings Per Share, Assuming Dilution	$0.46	$0.48

Basic earnings per share is based on the weighted-average number of shares of common stock outstanding. Earnings per share, assuming dilution, is based on the weighted-average number of shares of common stock outstanding and common stock equivalents adjusted for the effects of common stock that may be issued as a result of potentially dilutive instruments. CSX's potentially dilutive instruments are made up of equity awards including employee stock options, performance units and restricted stock units.

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

	First Quarters
	2024	2023
Antidilutive Stock Options Excluded from Diluted EPS (Units in Millions)	3	4

CSX Q1 2024 Form 10-Q p.9

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2.    Earnings Per Share, continued

Share Repurchases
During November 2023, the share repurchase program announced in July 2022 was completed and the Company began repurchasing shares under the $5 billion share repurchase program approved in October 2023. Total repurchase authority remaining was $4.5 billion as of March 31, 2024.

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

During first quarters 2024 and 2023, the Company engaged in the following repurchase activities:

	First Quarters
	2024	2023
Shares Repurchased (Millions)	7	35
Cost of Shares (Dollars in Millions)	$247	$1,067

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

CSX Q1 2024 Form 10-Q p.10

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3.     Stock Plans and Share-Based Compensation

Under CSX's share-based compensation plans, awards consist of performance units, stock options and restricted stock units for management and stock grants for directors. Share-based compensation expense for awards under share-based compensation plans is measured using the fair value of the award on the grant date and is recognized on a straight-line basis over the service period of the respective award. Alternatively, expense is recognized upon death or over an accelerated service period for employees whose agreements allow for continued vesting upon retirement or separation. Forfeitures are recognized as they occur. Total pre-tax expense and income tax benefits associated with share-based compensation are shown in the table below. Income tax benefits include impacts from option exercises and the vesting of other equity awards.

	First Quarters
(Dollars in Millions)	2024	2023
Share-Based Compensation Expense:
Restricted Stock Units	$7	$4
Stock Options	3	3
Performance Units	2	3
Stock Awards for Directors	2	2
Employee Stock Purchase Plan	2	1
Total Share-Based Compensation Expense	$16	$13
Income Tax Benefit	$5	$4

Long-term Incentive Plan
On February 16, 2024, the Company granted the following awards under a new long-term incentive plan ("LTIP") for the years 2024 through 2026, which was adopted under the CSX 2019 Stock and Incentive Award Plan.

	Granted (Thousands)	Weighted Avg. Fair Value
Performance Units	605	$38.66
Restricted Stock Units	601	36.72
Stock Options	957	11.57

CSX Q1 2024 Form 10-Q p.11

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3.     Stock Plans and Share-Based Compensation, continued

Performance Units
Units vest approximately three years after grant. Payouts will be made in CSX common stock with a payout range for most participants between 0% and 200% of the target awards depending on Company performance against predetermined goals. Payouts for certain executive officers are subject to formulaic upward or downward adjustment by up to 25%, capped at an overall payout of 250%, based upon the Company's total shareholder return relative to specified comparable groups over the performance period. The fair values of performance units granted to certain executive officers were calculated using a Monte-Carlo simulation model.

Measurement against goals related to both average annual operating income growth and Economic Profit (CSX Cash Earnings or CCE), in each case excluding non-recurring items as defined in the plan, will each comprise 50% of the payout. As defined under the plan, Economic Profit incentivizes strategic investments earning more than management's desired minimum required return and is calculated as CSX’s gross cash earnings minus the capital charge on gross operating assets.

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

CSX Q1 2024 Form 10-Q p.12

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4.    Casualty, Environmental and Other Reserves

Personal injury and environmental reserves are considered critical accounting estimates due to the need for management judgment. Casualty, environmental and other reserves are provided for in the consolidated balance sheets as shown in the table below.

	March 31, 2024			December 31, 2023
(Dollars in Millions)	Current	Long-term	Total	Current	Long-term	Total

Casualty:
Personal Injury	$45	$87	$132	$45	$83	$128
Occupational	7	62	69	7	60	67
Total Casualty	52	149	201	52	143	195
Environmental	41	113	154	41	113	154
Other	47	46	93	51	40	91
Total	$140	$308	$448	$144	$296	$440

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

Casualty
Casualty reserves represent accruals for personal injury, occupational disease and occupational injury claims primarily related to railroad operations. The Company's self-insured retention amount for casualty claims is $100 million per occurrence as discussed at Note 5, Commitments and Contingencies. Currently, no individual claim is expected to exceed the self-insured retention amount.

Personal Injury
Personal injury reserves represent liabilities for employee work-related and third-party injuries. Work-related injuries for CSXT employees are primarily subject to the Federal Employers’ Liability Act (“FELA”). CSXT retains an independent actuary to assist management in assessing the value of personal injury claims. An analysis is performed by the actuary quarterly and is reviewed by management. This analysis did not result in a material adjustment to the personal injury reserve in the quarters ended March 31, 2024, or March 31, 2023.

CSX Q1 2024 Form 10-Q p.13

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4.    Casualty, Environmental and Other Reserves, continued

Occupational
Occupational reserves represent liabilities arising from allegations of exposure to certain materials in the workplace (such as solvents, soaps, chemicals and diesel fumes), past exposure to asbestos or allegations of chronic physical injuries resulting from work conditions (such as repetitive stress injuries). The Company retains an independent actuary to analyze the Company’s historical claim filings, settlement amounts, and dismissal rates to assist in determining future anticipated claim filing rates and average settlement values. This analysis is performed by the actuary and reviewed by management quarterly. The analysis did not result in a material adjustment to the occupational reserve in the quarters ended March 31, 2024, or March 31, 2023.

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

CSX Q1 2024 Form 10-Q p.14

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 5.    Commitments and Contingencies

Insurance
The Company maintains insurance programs with substantial limits for property damage, including resulting business interruption, as well as casualty claims, which includes third-party liability. A certain amount of risk is retained by the Company on each insurance program. Under its property insurance program, the Company retains all risk up to $150 million per occurrence for losses from floods and named windstorms and up to $125 million per occurrence for other property losses. For casualty claims, the Company retains all risk up to $100 million per occurrence. As CSX negotiates insurance coverage above its full self-retention amounts, it retains a percentage of risk at various layers of coverage. While the Company believes its insurance coverage is adequate, future claims could exceed existing insurance coverage or insurance may not continue to be available at commercially reasonable rates.

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

The Company is able to estimate a range of possible loss for certain matters for which a loss is reasonably possible in excess of reserves established. The Company has estimated this range to be $3 million to $54 million in the aggregate at March 31, 2024. This estimated aggregate range is based upon currently available information and is subject to significant judgment and a variety of assumptions. Accordingly, the Company's estimate will change from time to time, and actual losses may vary significantly from the current estimate.

CSX Q1 2024 Form 10-Q p.15

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 5.    Commitments and Contingencies, continued

Fuel Surcharge Antitrust Litigation
In May 2007, class action lawsuits were filed against CSXT and three other U.S.-based Class I railroads alleging that the defendants' fuel surcharge practices relating to contract and unregulated traffic resulted from an illegal conspiracy in violation of antitrust laws. The class action lawsuits were transferred to federal court in the District of Columbia for coordinated or consolidated pre-trial proceedings. In 2017, the District Court issued its decision denying class certification. On August 16, 2019, the U.S. Court of Appeals for the D.C. Circuit affirmed the District Court’s ruling. Although the class was not certified, individual shippers have since brought claims against the railroads, which were also transferred to federal court in the District of Columbia for pre-trial proceedings but before a different judge. In March 2024, the original case was reassigned to the judge in the later-filed case who will now preside over all pre-trial proceedings. The railroads expect to file motions for summary judgment in the coming months.

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
CSX Q1 2024 Form 10-Q p.16

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 5.    Commitments and Contingencies, continued

On March 2, 2022, EPA issued a Notice Letter to Pharmacia, Occidental and eight other parties alleging they are liable under Section 107(a) of CERCLA for releases or threatened releases of hazardous substances and requesting each party, individually or collectively, submit good faith offers to EPA in connection with the entire Study Area. CSXT, on behalf of Pharmacia, responded to the Notice Letter and submitted a good faith offer to EPA on June 27, 2022, following meetings with a mediator from EPA’s Conflict Prevention and Resolution Center. On November 21, 2023, EPA notified the United States District Court for the District of New Jersey that it intended to move to enter a Consent Decree ("CD") with a group of potentially responsible parties. On January 31, 2024, EPA filed a motion to enter a modified CD with 82 potentially responsible parties, requiring payment of $150 million to resolve their liability with respect to the entire Study Area. Pharmacia is not a participant in the CD settlement. On April 1, 2024, Occidental filed its opposition to EPA's motion to enter the CD. Several other non-settling parties, including Pharmacia, filed comments concerning (but not opposing) entry of the CD. Negotiations with EPA and other parties to resolve Pharmacia's liability continue.

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
CSX Q1 2024 Form 10-Q p.17

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 6.    Employee Benefit Plans

The Company sponsors defined benefit pension plans principally for salaried, management personnel. The CSX Pension Plan, the largest plan based on benefit obligation, was closed to new participants in 2020.

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

	Pension Benefits Cost
	First Quarters
(Dollars in Millions)	2024	2023
Service Cost Included in Labor and Fringe	$6	$6

Interest Cost	26	28
Expected Return on Plan Assets	(42)	(41)
Amortization of Net Loss	5	7
Total Included in Other Income - Net	(11)	(6)

Net Periodic Benefit Credit	$(5)	$—

Qualified pension plan obligations are funded in accordance with regulatory requirements and with an objective of meeting or exceeding minimum funding requirements necessary to avoid restrictions on flexibility of plan operation and benefit payments. No contributions to the Company's qualified pension plans are expected in 2024.

CSX Q1 2024 Form 10-Q p.18

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 7.    Debt and Credit Agreements

Total activity related to long-term debt as of the end of first quarter 2024 is shown in the table below. For fair value information related to the Company's long-term debt, see Note 9, Fair Value Measurements.

(Dollars in Millions)	Current Portion	Long-term Portion	Total
Long-term Debt as of December 31, 2023	$558	$17,975	$18,533
2024 Activity:
Long-term Debt Repaid	(2)	—	(2)
Reclassifications	1	(1)	—
Hedging, Discount, Premium and Other Activity	—	(30)	(30)
Long-term Debt as of March 31, 2024	$557	$17,944	$18,501

Interest Rate Derivatives
Fair Value Hedges
In fourth quarter 2023, CSX entered into two separate fixed-to-floating interest rate swaps classified as fair value hedges. The swaps are designed to hedge 10 years of interest rate risk associated with market fluctuations attributable to the Secured Overnight Financing Rate ("SOFR") on a cumulative $250 million of fixed rate outstanding notes which are due in 2033. The cumulative fair value of these swaps, which is included in other long-term assets on the consolidated balance sheet, was an asset of $11 million and $19 million as of March 31, 2024 and December 31, 2023, respectively.

In first quarter 2022, CSX entered into five separate fixed-to-floating interest rate swaps classified as fair value hedges. The swaps are designed to hedge 10 years of interest rate risk associated with market fluctuations attributable to the SOFR on a cumulative $800 million of fixed rate outstanding notes which are due between 2036 and 2040. The cumulative fair value of these swaps, which is included in other long-term liabilities on the consolidated balance sheet, was a liability of $131 million and $107 million as of March 31, 2024 and December 31, 2023, respectively.

The 2022 swaps will expire in 2032 and the 2023 swaps will expire in 2033. If settled early, the remaining cumulative fair value adjustment to the hedged notes will be amortized over the remaining life of the associated notes. The cumulative adjustment to the hedged notes is included in long-term debt on the consolidated balance sheet as shown in the following table below.

(Dollars in Millions)	March 31, 2024	December 31, 2023
Notional Value of Hedged Notes	$1,050	$1,050
Fair Value Asset Adjustment to Hedged Notes	11	19
Fair Value Liability Adjustment to Hedged Notes	(131)	(107)
Carrying Amount of Hedged Notes	$930	$962

CSX Q1 2024 Form 10-Q p.19

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

	First Quarters
(Dollars in Millions)	2024	2023
Interest Expense Impact (Increase) Decrease	$(8)	$(6)

Cash Flow Hedges
The Company has forward starting interest rate swaps, classified as cash flow hedges, that had an aggregate notional value of $500 million at inception. These swaps were effected to hedge the benchmark interest rate associated with future interest payments related to the anticipated refinancing of $850 million of 3.25% notes due in 2027. In accordance with the Derivatives and Hedging Topic in the ASC, the Company has designated these swaps as cash flow hedges. Under the terms of the Adjustable Interest Rate (LIBOR) Act, the reference rate on the swaps were automatically replaced with daily compounded SOFR plus the fallback spread on July 1, 2023, the LIBOR replacement date.

In second quarter 2023, CSX executed a partial settlement equal to $113 million notional value of the cash flow hedges, which resulted in CSX receiving a cash payment of $44 million. In third quarter 2023, CSX partially settled an additional $113 million notional value of the cash flow hedges and received a cash payment of $51 million included in other operating activities on the consolidated cash flow statement. The unsettled aggregate notional value of these swaps was $114 million as of March 31, 2024 and December 31, 2023.

As of March 31, 2024, and December 31, 2023, the asset value of the forward starting interest rate swaps was $51 million and $48 million, respectively, and was recorded in other long-term assets on the consolidated balance sheet. Unrealized gains or losses associated with changes in the fair value of the hedge are recorded net of tax in accumulated other comprehensive income ("AOCI") on the consolidated balance sheet. The unrealized gain associated with the settled portion of the hedges will continue to be classified in AOCI until the associated debt instrument is issued in the future. Unless settled early, the remainder of the swaps will expire in 2027 and the unrealized gain or loss in AOCI will be recognized in earnings as an adjustment to interest expense over the same period during which the hedged transaction affects earnings. Unrealized amounts related to the hedge, recorded net of tax in other comprehensive income, are summarized in the table below.

	First Quarters
(Dollars in Millions)	2024	2023
Unrealized Gain (Loss) - Net	$2	$(3)

See Note 9, Fair Value Measurements, and Note 10, Other Comprehensive Income (Loss), for additional information about the Company's hedges.

CSX Q1 2024 Form 10-Q p.20

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 7.    Debt and Credit Agreements, continued

Credit Facility
The Company has a $1.2 billion unsecured revolving credit facility backed by a diverse syndicate of banks. This facility allows same-day borrowings at floating interest rates, based on SOFR or an agreed-upon replacement reference rate, plus a spread that depends upon CSX's senior unsecured debt ratings. This facility expires in February 2028. As of March 31, 2024, the Company had no outstanding balances under this facility.

Commitment fees and interest rates payable under the facility were similar to fees and rates available to comparably rated investment-grade borrowers. As of first quarter 2024, CSX was in compliance with all covenant requirements under this facility.

Commercial Paper
Under its commercial paper program, which is backed by the revolving credit facility, the Company may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $1.0 billion outstanding at any one time. Proceeds from issuances of the notes are expected to be used for general corporate purposes. At March 31, 2024, the Company had no outstanding debt under the commercial paper program.

CSX Q1 2024 Form 10-Q p.21

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 8.     Revenues

The Company’s revenues are primarily derived from the transportation of freight as performance obligations that arise from its contracts with customers are satisfied. The following table presents the Company’s revenues disaggregated by market as this best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors:

	First Quarters
(Dollars in Millions)	2024	2023

Chemicals	$693	$650
Agricultural and Food Products	407	437
Automotive	293	274
Forest Products	262	261
Metals and Equipment	220	239
Minerals	174	173
Fertilizers	136	129
Total Merchandise	2,185	2,163

Coal	632	633
Intermodal	506	499
Trucking	215	233
Other	143	178
Total	$3,681	$3,706

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

(Dollars in Millions)	March 31, 2024	December 31, 2023

Freight Receivables	$1,060	$1,047
Freight Allowance for Credit Losses	(18)	(18)
Freight Receivables - Net	1,042	1,029

Non-Freight Receivables	370	378
Non-Freight Allowance for Credit Losses	(12)	(14)
Non-Freight Receivables - Net	358	364
Total Accounts Receivable - Net	$1,400	$1,393

The Company maintains an allowance for credit losses to provide for the estimated amount of receivables that will not be collected. The allowance is based upon an assessment of risk characteristics, historical payment experience, and the age of outstanding receivables adjusted for forward-looking economic conditions as necessary. Credit losses recognized on the Company’s accounts receivable were not material in the first quarters 2024 and 2023.
CSX Q1 2024 Form 10-Q p.22

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 9.    Fair Value Measurements

Investments
The Company's investment assets are carried at fair value on the consolidated balance sheet in accordance with the Fair Value Measurements and Disclosures Topic in the ASC. They are valued with assistance from a third-party trustee and consist of fixed income mutual funds, corporate bonds and government securities. The fixed income mutual funds are valued at the net asset value of shares held based on quoted market prices determined in an active market, which are Level 1 inputs. The corporate bonds and government securities are valued using broker quotes that utilize observable market inputs, which are Level 2 inputs. Unrealized losses as of March 31, 2024, and March 31, 2023, were not material. The Company believes any impairment of investments held with gross unrealized losses to be temporary and not the result of credit risk.

The Company's investment assets are carried at fair value on the consolidated balance sheets as summarized in the following table.

	March 31, 2024			December 31, 2023
(Dollars in Millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Fixed Income Mutual Funds	$—	$—	$—	$80	$—	$80
Corporate Bonds	—	72	72	—	60	60
Government Securities	—	49	49	—	41	41
Total Investments at Fair Value	$—	$121	$121	$80	$101	$181

Total Investments at Amortized Cost			$124			$184

These investments have the following maturities:

(Dollars in Millions)	March 31, 2024	December 31, 2023
Less than 1 year	$2	$83
1 - 5 years	54	37
5 - 10 years	16	17
Greater than 10 years	49	44
Total Investments at Fair Value	$121	$181
CSX Q1 2024 Form 10-Q p.23

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

The fair value and carrying value of the Company's long-term debt is as follows:

(Dollars in Millions)	March 31, 2024	December 31, 2023
Long-term Debt (Including Current Maturities):
Fair Value	$16,892	$17,528
Carrying Value	18,501	18,533

Interest Rate Derivatives
The Company’s fixed-to-floating and forward starting interest rate swaps are carried at their respective fair values, which are determined with assistance from a third party based upon pricing models using inputs observed from actively quoted markets. All of the inputs used to determine the fair value of the swaps are Level 2 inputs. The fair value of the Company’s fixed-to-floating interest rate swaps was an asset of $11 million and $19 million (for swaps entered in 2023), and a liability of $131 million and $107 million (for swaps entered in 2022) as of March 31, 2024, and December 31, 2023, respectively. The fair value of the Company’s forward starting interest rate swap asset was $51 million and $48 million as of March 31, 2024, and December 31, 2023, respectively. See Note 7, Debt and Credit Agreements, for further information.

CSX Q1 2024 Form 10-Q p.24

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 10.     Other Comprehensive Income (Loss)

Total comprehensive earnings are defined as all changes in shareholders' equity during a period, other than those resulting from investments by and distributions to shareholders (e.g. issuance of equity securities and dividends). Generally, for CSX, total comprehensive earnings equal net earnings plus or minus adjustments for pension and other post-retirement liabilities as well as derivative activity and other adjustments. Total comprehensive earnings represent the activity for a period net of tax and was $899 million and $989 million for first quarters 2024 and 2023, respectively.

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

	Pension and Other Post-Employment Benefits	Interest Rate Derivatives	Other	Accumulated Other Comprehensive (Loss) Income
(Dollars in Millions)
Balance December 31, 2023, Net of Tax	$(423)	$150	$(39)	$(312)
Other Comprehensive Income (Loss)
Income Before Reclassifications	—	3	—	3
Amounts Reclassified to Net Earnings	3	—	2	5
Tax Expense	(1)	(1)	—	(2)
Total Other Comprehensive Income	2	2	2	6
Balance March 31, 2024, Net of Tax	$(421)	$152	$(37)	$(306)
CSX Q1 2024 Form 10-Q p.25

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER 2024 HIGHLIGHTS

•Revenue decreased $25 million, or 1%, year over year.
•Expenses increased $85 million, or 4%, year over year.
•Operating income of $1.4 billion decreased $110 million, or 8%, year over year.
•Operating margin of 36.8% decreased 270 basis points versus prior year.
•Earnings per diluted share of $0.46 decreased $0.02, or 4%, year over year.

	First Quarters
	2024	2023	Fav / (Unfav)	% Change
Volume (in Thousands)	1,534	1,486	48	3%

(in Millions)
Revenue	$3,681	$3,706	$(25)	(1)
Expense	2,327	2,242	(85)	(4)
Operating Income	$1,354	$1,464	$(110)	(8)%

Operating Margin	36.8%	39.5%	(270)	bps

Earnings Per Diluted Share	$0.46	$0.48	$(0.02)	(4)%

CSX Q1 2024 Form 10-Q p.26

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Volume and Revenue (Unaudited)
Volume (Thousands of Units); Revenue (Dollars in Millions); Revenue Per Unit (Dollars)
First Quarters
	Volume			Revenue			Revenue Per Unit
	2024	2023	% Change	2024	2023	% Change	2024	2023	% Change
Chemicals	167	160	4%	$693	$650	7%	$4,150	$4,063	2%
Agricultural and Food Products	114	122	(7)	407	437	(7)	3,570	3,582	—
Automotive	94	86	9	293	274	7	3,117	3,186	(2)
Minerals	80	83	(4)	174	173	1	2,175	2,084	4
Forest Products	73	73	—	262	261	—	3,589	3,575	—
Metals and Equipment	70	73	(4)	220	239	(8)	3,143	3,274	(4)
Fertilizers	47	50	(6)	136	129	5	2,894	2,580	12
Total Merchandise	645	647	—	2,185	2,163	1	3,388	3,343	1
Intermodal	701	654	7	506	499	1	722	763	(5)
Coal	188	185	2	632	633	—	3,362	3,422	(2)
Trucking	—	—	—	215	233	(8)	—	—	—
Other	—	—	—	143	178	(20)	—	—	—
Total	1,534	1,486	3%	$3,681	$3,706	(1)%	$2,400	$2,494	(4)%

CSX Q1 2024 Form 10-Q p.27

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
First Quarter 2024

Revenue
Total revenue decreased 1% in the first quarter 2024 when compared to first quarter 2023 primarily due to lower fuel recovery, decreases in other revenue, lower trucking revenue, and pricing declines in export coal due to the impact of lower benchmark rates. These decreases were partially offset by pricing gains in merchandise as well as higher intermodal and coal volumes.

Merchandise Volume
Chemicals - Increased due to higher shipments of plastics, crude oil, and natural gas liquids, partially offset by lower shipments of frac sand.

Agricultural and Food Products - Decreased primarily due to lower domestic and export shipments of grain, partially offset by higher shipments of vegetable oils.

Automotive - Increased due to higher North American vehicle production as well as new business wins.

Minerals - Decreased due to lower shipments of aggregates, partially offset by increased shipments of cement.

Forest Products - Increased shipments of pulpboard were offset by lower shipments of woodpulp and paper.

Metals and Equipment - Decreased due to lower steel and scrap shipments. Equipment was relatively flat to prior year as increased volume for repositioning empty railcars was offset by reduced loaded shipments.

Fertilizers - Decreased due to declines in short-haul shipments, which were partially offset by increases in long-haul phosphate and potash shipments.

Intermodal Volume
Intermodal volume increased primarily due to international shipments driven by higher imports through east coast ports and inventory replenishments. Domestic shipments also increased due to growth with key customers despite a soft trucking environment.

Coal Volume
Export coal increased due to higher shipments of thermal and metallurgical coal. Domestic coal decreased primarily due to lower shipments of coal to utility plants, as well as lower shipments to river and lake terminals.

Trucking Revenue
Trucking revenue decreased $18 million versus the prior year due to lower fuel and capacity surcharges.

Other Revenue
Other revenue was $35 million lower, primarily resulting from lower carload demurrage as well as lower intermodal storage and equipment usage.
CSX Q1 2024 Form 10-Q p.28

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Expenses
Expenses of $2.3 billion increased $85 million, or 4%, in first quarter 2024 when compared to the first quarter 2023.

Labor and Fringe expense increased $75 million due to the following:
•An increase of $26 million was due to cost increases attributed to higher headcount and union employee sick benefits.
•An increase of $23 million was driven by inflation.
•Other costs, including incentive compensation and other employee-related items, increased $26 million.

Purchased Services and Other expense increased $23 million due to the following:
▪Prior year amounts included a $46 million insurance recovery.
•An increase of $13 million was due to inflation and higher volume.
•Other costs decreased $36 million, about half of which resulted from efficiency savings across the organization.

Depreciation and Amortization expense increased $17 million as a result of a larger asset base.

Fuel costs decreased $39 million primarily resulting from a 10% decrease in locomotive fuel prices.

Equipment and Other Rents expense increased $2 million driven by higher volume.

Gains on Property Dispositions decreased to $1 million from $8 million in the prior year.

Interest Expense
Interest expense increased $9 million primarily due to higher average debt balances.

Other Income - Net
Other income - net was flat when compared to prior year.

Income Tax Expense
Income tax expense decreased $25 million mostly due to lower earnings before income taxes.
CSX Q1 2024 Form 10-Q p.29

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

Economic Profit
Management believes Economic Profit (also referred to as CSX Cash Earnings or CCE) provides an additional perspective to investors about financial returns generated by the business by representing a measure showing profit generated over and above the cost of capital used by the business to generate that profit. Economic Profit is designed to incentivize strategic investments that earn more than management’s desired minimum required return and is broadly utilized by management to make investment decisions. Therefore, disclosing Economic Profit on how management performs in this regard provides additional useful information to investors regarding the Company’s performance compared to its goals.
Economic Profit should be considered in addition to, rather than a substitute for, operating income, which is the most directly comparable GAAP measure. Economic Profit is defined by the Company as Gross Cash Earnings (“GCE”) minus the Capital Charge on Gross Operating Assets (“GOA”). Increases in Economic Profit indicate that the Company is effectively allocating capital and rewarding shareholders by generating returns in excess of the incremental cost of capital associated with reinvestment in the business.
GCE is calculated as operating income plus depreciation, amortization and operating lease expense, less unusual items and taxes. The Capital Charge uses a minimum required return multiplied by the GOA. CSX's GOAs include gross properties and other non-cash assets, net of non-interest bearing liabilities. The Company used a 15% tax rate and an 8% required return, for both periods presented, which is consistent with rates used for investment decisions and performance evaluation within those same periods. The tax rate is the approximate equivalent of the Company’s actual income tax expense as a percentage of pre-tax GCE. The required return rate represents management’s desired minimum return on any investment. CSX annually re-evaluates these rates to ensure they accurately represent taxes and a required return in light of internal and external factors and would adjust the rate if the annual review resulted in a preset deviation from the current rates. This focuses the Economic Profit measure on value generated by management instead of external factors, such as legislative tax policy or interest rate volatility.

CSX Q1 2024 Form 10-Q p.30

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table reconciles operating income (the most directly comparable GAAP measure) to Economic Profit (non-GAAP measure).

	Three Months
(Dollars in Millions)	2024	2023
Operating Income	$1,354	$1,464
Add: Depreciation, Amortization, and Operating Lease Expense	438	419
Remove: Unusual Items (a)	—	—
Taxes (b)	(269)	(282)
Gross Cash Earnings or "GCE"	1,523	1,601

Operating Assets
Current Assets (Less Cash and Short-term Investments)	(1,987)	(1,886)
Gross Properties	(50,661)	(48,441)
Other Assets	(4,167)	(3,830)
Operating Liabilities
Non-Interest Bearing Liabilities	11,091	10,744
Gross Operating Assets or "GOA" (c)	(45,724)	(43,413)
Capital Charge (d)	(914)	(868)
Economic Profit (Non-GAAP) calculated as GCE less Capital Charge	$609	$733
(a) Unusual items are defined by management as unique events with greater than $100 million full year operating income impact, consistent with the terms of the Company's long-term incentive plan agreements. There were no unusual items for either period presented.
(b) The tax percentage rate was 15% for both periods presented. This rate is applied to the sum of operating income, depreciation, amortization and operating lease expense, and unusual items.
(c) Gross operating assets reflects an average of the year-to-date quarters reported for each year presented. Averages are not applicable for the first quarter of each year.
(d) The capital charge of 8% for both years is calculated as the minimum return multiplied by gross operating assets. This is an annualized rate equivalent to 2% per quarter.

Free Cash Flow
Management believes that Free Cash Flow ("FCF") is supplemental information useful to investors as it is important in evaluating the Company’s financial performance. More specifically, FCF measures cash generated by the business after reinvestment. This measure represents cash available for both equity and bond investors to be used for dividends, share repurchases or principal reduction on outstanding debt. FCF is calculated by using net cash from operations and adjusting for property additions and proceeds and advances from property dispositions. FCF should be considered in addition to, rather than a substitute for, cash provided by operating activities. The decrease in FCF before dividends from the prior year of $256 million is primarily due to less cash from operating activities and higher property additions. Cash from operating activities in the three months ended March 31, 2024 includes the impact of $387 million of federal tax payments related to the 2023 tax year that were previously postponed under an Internal Revenue Service tax relief announcement for those impacted by Hurricane Idalia. Cash from operating activities in the prior year period includes the payment of $232 million for retroactive wages and bonuses, and associated taxes, related to finalized labor agreements.

CSX Q1 2024 Form 10-Q p.31

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table reconciles cash provided by operating activities (GAAP measure) to FCF before dividends (non-GAAP measure).

	Three Months
(Dollars in Millions)	2024	2023
Net cash provided by operating activities	$1,084	$1,251
Property Additions	(524)	(443)
Proceeds and Advances from Property Dispositions	—	8
Free Cash Flow or "FCF" (before payment of dividends)	$560	$816

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

In first quarter 2024, velocity decreased by 2% and dwell increased by 8% versus prior year. Carload trip plan performance was 82% compared to 86% in the prior year while intermodal trip plan performance was 94% compared to 96% in the prior year. The Company continues to focus on operational improvements and executing the operating plan to deliver safe, reliable and efficient service to customers.

The personal injury frequency of 1.27 in first quarter 2024 increased by 17% compared to prior year. The FRA train accident rate of 3.81 decreased by 5% compared to prior year. Safety is a top priority at CSX, and the Company is committed to reducing risk and enhancing the overall safety of its employees, customers, and communities in which the Company operates.
CSX Q1 2024 Form 10-Q p.32

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	First Quarters
	2024	2023	Improvement / (Deterioration)
Operations Performance (a)
Train Velocity (Miles Per Hour)	18.2	18.5	(2)%
Dwell (Hours)	9.7	9.0	(8)%
Cars Online	124,720	126,293	1%
On-Time Originations	75%	84%	(11)%
On-Time Arrivals	70%	77%	(9)%
Carload Trip Plan Performance	82%	86%	(5)%
Intermodal Trip Plan Performance	94%	96%	(2)%
Fuel Efficiency	1.01	1.02	1%

Revenue Ton-Miles (Billions)
Merchandise	32.0	32.3	(1)%
Coal	9.4	9.2	2%
Intermodal	7.1	6.9	3%
Total Revenue Ton-Miles	48.5	48.4	—%

Total Gross Ton-Miles (Billions)	95.8	94.4	1%

Safety (b)
FRA Personal Injury Frequency Index	1.27	1.09	(17)%
FRA Train Accident Rate	3.81	4.03	5%
(a) Beginning second quarter 2023, all operations performance metrics include results from the network acquired from Pan Am. The impact of including Pan Am data was insignificant.
(b) Effective January 1, 2024, safety metrics include results from the Pan Am network. The impact was insignificant.
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
CSX Q1 2024 Form 10-Q p.33

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

Material Changes in Significant Cash Flows
Significant Cash Flows
    The following chart highlights the operating, investing and financing components of the net increase of $130 million and decrease of $667 million in cash and cash equivalents for the three months ended March 31, 2024 and March 31, 2023, respectively.

•The Company generated $167 million less cash from operating activities primarily driven by lower cash-generating net earnings and the payment of $387 million of previously postponed federal taxes related to the 2023 tax year. These decreases were partially offset by the impact of prior year payments of $232 million for retroactive wages and bonuses, and associated taxes, related to finalized labor agreements.
•CSX used $24 million more cash for investing activities primarily as a result of higher property additions consistent with planned capital expenditures, increased acquisition spending and lower proceeds and advances from property dispositions, partially offset by lower net purchases of investments.
•The Company used $988 million less cash for financing activities primarily due to lower share repurchases and lower debt repayments.

CSX Q1 2024 Form 10-Q p.34

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Sources of Cash and Liquidity and Uses of Cash
As of the end of first quarter 2024, CSX had $1.5 billion of cash, cash equivalents and short-term investments. CSX uses current cash balances for general corporate purposes, which may include capital expenditures, working capital requirements, reduction or refinancing of outstanding indebtedness, redemptions and repurchases of CSX common stock, dividends to shareholders, acquisitions and other business opportunities, and contributions to the Company's qualified pension plan. See Note 7, Debt and Credit Agreements.

The Company has multiple sources of liquidity, including cash generated from operations and financing sources. The Company filed a shelf registration statement with the SEC on February 16, 2022, which may be used to issue debt or equity securities at CSX’s discretion, subject to market conditions and CSX Board authorization. While CSX seeks to give itself flexibility with respect to cash requirements, there can be no assurance that market conditions would permit CSX to sell such securities on acceptable terms at any given time, or at all. During the three months ended March 31, 2024, CSX did not issue any long-term debt.

CSX has a $1.2 billion unsecured, revolving credit facility backed by a diverse syndicate of banks that expires in February 2028. At March 31, 2024, the Company had no outstanding balances under this facility. The Company also has a commercial paper program, backed by the revolving credit facility, under which the Company may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $1.0 billion outstanding at any one time. At March 31, 2024, the Company had no outstanding debt under the commercial paper program.

Planned capital investments for 2024 are expected to be approximately $2.5 billion. Spending to sustain core infrastructure with a focus on safety and reliability will be a top priority. In addition, management is committed to investments that promote profitable growth, including projects supporting service enhancements and productivity initiatives, which includes investments in locomotives and freight cars. CSX intends to fund capital investments primarily through cash generated from operations.

CSX Q1 2024 Form 10-Q p.35

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Material Changes in the Consolidated Balance Sheets and Working Capital
Consolidated Balance Sheets
Total assets increased $287 million from year end primarily due to a $121 million increase in net property consistent with planned capital expenditures and a $49 million increase in cash and short-term investments.

Total liabilities decreased $182 million from year end primarily due a $143 million decrease in income and other taxes payable driven by payments of previously postponed federal taxes and a $130 million decrease in labor and fringe benefits payable driven by payouts of accrued incentive compensation. These decreases were partially offset by a $69 million increase in accounts payable due to the timing of payments. Total shareholders' equity increased $469 million from year end primarily driven by net earnings of $893 million, partially offset by share repurchases of $247 million and dividends paid of $235 million.

Working capital is considered a measure of a company's ability to meet its short-term needs. CSX had a working capital surplus of $448 million as of March 31, 2024, and $160 million as of December 31, 2023. This increase of $288 million since year end is primarily due to cash earned from operations of $1.1 billion, partially offset by cash paid for property additions of $524 million and payments for share repurchases and dividend payments as mentioned above. The Company's working capital balance varies due to factors such as the timing of scheduled debt payments and changes in cash and cash equivalent balances as discussed above. The Company continues to maintain adequate liquidity to satisfy current liabilities and maturing obligations when they come due. CSX has sufficient financial capacity, including its revolving credit facility, commercial paper program and shelf registration statement to manage its day-to-day cash requirements and any anticipated obligations. The Company from time to time accesses the credit markets for additional liquidity.

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

LABOR AGREEMENTS
Approximately 17,800 of the Company's approximately 23,400 employees are members of a rail labor union. As of December 2, 2022, all 12 rail unions at CSX that participated in national bargaining were covered by national agreements with the Class I railroads and CSX-specific agreements that will remain in effect through December 31, 2024. Collective agreements under the Railway Labor Act do not expire, but continue until amended, and formal notices to amend these agreements may be served as early as November 1, 2024.
CSX Q1 2024 Form 10-Q p.36

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

CSX Q1 2024 Form 10-Q p.37

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
CSX Q1 2024 Form 10-Q p.38

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
CSX Q1 2024 Form 10-Q p.39

CSX CORPORATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk from the information provided under Part II, Item 7A (Quantitative and Qualitative Disclosures about Market Risk) of CSX's most recent annual report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
As of March 31, 2024, under the supervision and with the participation of CSX's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that, as of March 31, 2024, the Company's disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in CSX's periodic SEC reports. There were no changes in the Company's internal controls over financial reporting during the first quarter of 2024 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

CSX Q1 2024 Form 10-Q p.40

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

Item 2. CSX Purchases of Equity Securities
During November 2023, the share repurchase program announced in July 2022 was completed and the Company began repurchasing shares under the $5 billion share repurchase program approved in October 2023. Total repurchase authority remaining as of March 31, 2024 was $4.5 billion. For more information about share repurchases, see Note 2, Earnings Per Share. Share repurchase activity for the first quarter 2024 is shown below. Amounts exclude the impact of excise tax on net share repurchases imposed as part of the Inflation Reduction Act of 2022.

	CSX Purchases of Equity Securities for the Quarter
First Quarter	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning Balance				$4,790,399,073
January 1 - January 31, 2024	1,670,149	$34.74	1,670,149	4,732,375,854
February 1 - February 29, 2024	2,043,386	36.65	2,043,386	4,657,480,181
March 1 - March 31, 2024	3,075,336	37.26	3,075,336	4,542,902,967
Ending Balance	6,788,871	$36.46	6,788,871	$4,542,902,967

CSX Q1 2024 Form 10-Q p.41

CSX CORPORATION
PART II

Item 3. Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
    Not Applicable

Item 5. Other Information
During the first quarter of 2024, none of the Company's directors or officers adopted or terminated any "Rule 10b5-1 trading arrangement" or any "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.
CSX Q1 2024 Form 10-Q p.42

CSX CORPORATION
PART II
Item 6. Exhibits

Exhibit designation	Nature of exhibit	Previously filed as exhibit to

Officer certifications:
31*	Rule 13a-14(a) Certifications
32*	Section 1350 Certifications

Interactive data files:
101*
The following financial information from CSX Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed with the SEC on April 17, 2024, formatted in inline XBRL includes: (i) consolidated income statements for the quarters ended March 31, 2024, and March 31, 2023, (ii) condensed consolidated comprehensive income statements for the quarters ended March 31, 2024, and March 31, 2023, (iii) consolidated balance sheets at March 31, 2024, and December 31, 2023, (iv) consolidated cash flow statements for the three months ended March 31, 2024, and March 31, 2023, (v) consolidated statement of changes in shareholders' equity for the quarters ended March 31, 2024, and March 31, 2023, and (vi) the notes to consolidated financial statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)

* Filed herewith
CSX Q1 2024 Form 10-Q p.43

CSX CORPORATION
PART II

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSX CORPORATION
(Registrant)

By: /s/ ANGELA C. WILLIAMS
Angela C. Williams
Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Dated: April 17, 2024

CSX Q1 2024 Form 10-Q p.44