Form 10-Q
period 2024-06-30
CSX CORP
filed 2024-08-05
CIK 277948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(☒)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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
Yes (☐) No (X)
There were 1,938,739,661 shares of common stock outstanding on June 30, 2024 (the latest practicable date that is closest to the filing date).
CSX Q2 2024 Form 10-Q p.1

CSX CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024
CSX Q2 2024 Form 10-Q p.2

CSX CORPORATION
PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED INCOME STATEMENTS (Unaudited)
(Dollars in Millions, Except Per Share Amounts)

	Second Quarters		Six Months
	2024	2023 (a)	2024 (a)	2023 (a)

Revenue	$3,701	$3,699	$7,382	$7,405
Expense
Labor and Fringe	766	748	1,571	1,477
Purchased Services and Other	699	691	1,420	1,388
Depreciation and Amortization	410	404	820	799
Fuel	301	312	626	676
Equipment and Other Rents	85	90	169	172
Gains on Property Dispositions	(8)	(12)	(9)	(20)
Total Expense	2,253	2,233	4,597	4,492

Operating Income	1,448	1,466	2,785	2,913

Interest Expense	(209)	(201)	(419)	(402)
Other Income - Net	28	31	69	72
Earnings Before Income Taxes	1,267	1,296	2,435	2,583

Income Tax Expense	(304)	(312)	(592)	(625)
Net Earnings	$963	$984	$1,843	$1,958

Per Common Share (Note 2)
Net Earnings Per Share, Basic	$0.50	$0.49	$0.94	$0.96
Net Earnings Per Share, Assuming Dilution	$0.49	$0.49	$0.94	$0.96

Average Shares Outstanding (In Millions)	1,944	2,020	1,951	2,037
Average Shares Outstanding, Assuming Dilution (In Millions)	1,948	2,025	1,955	2,042

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS (Unaudited)
(Dollars in Millions)

	Second Quarters		Six Months
	2024	2023 (a)	2024 (a)	2023 (a)
Total Comprehensive Earnings (Note 10)	$966	$980	$1,852	$1,956

(a) See Note 11, Revision of Prior Period Financial Statements.

See accompanying notes to consolidated financial statements.
CSX Q2 2024 Form 10-Q p.3

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in Millions)

	June 30, 2024	December 31, 2023 (a)
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,238	$1,353
Short-term Investments (Note 9)	4	83
Accounts Receivable - Net (Note 8)	1,430	1,393
Materials and Supplies	417	440
Other Current Assets	91	90
Total Current Assets	3,180	3,359

Properties	51,065	50,281
Accumulated Depreciation	(16,116)	(15,560)
Properties - Net	34,949	34,721

Investment in Affiliates and Other Companies	2,455	2,397
Right-of-Use Lease Asset	505	498
Goodwill and Other Intangible Assets - Net	535	506
Other Long-term Assets	738	731
Total Assets	$42,362	$42,212

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$1,192	$1,237
Labor and Fringe Benefits Payable	469	517
Casualty, Environmental and Other Reserves (Note 4)	148	144
Current Maturities of Long-term Debt (Note 7)	557	558
Income and Other Taxes Payable	122	524
Other Current Liabilities	251	243
Total Current Liabilities	2,739	3,223

Casualty, Environmental and Other Reserves (Note 4)	299	296
Long-term Debt (Note 7)	17,951	17,975
Deferred Income Taxes - Net	7,716	7,699
Long-term Lease Liability	500	491
Other Long-term Liabilities	537	543
Total Liabilities	29,742	30,227

Shareholders' Equity:
Common Stock, $1 Par Value	1,939	1,959
Other Capital	758	691
Retained Earnings	10,189	9,609
Accumulated Other Comprehensive Loss (Note 10)	(270)	(279)
Non-controlling Minority Interest	4	5
Total Shareholders' Equity	12,620	11,985
Total Liabilities and Shareholders' Equity	$42,362	$42,212
(a) See Note 11, Revision of Prior Period Financial Statements.
See accompanying notes to consolidated financial statements.
CSX Q2 2024 Form 10-Q p.4

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CASH FLOW STATEMENTS (Unaudited)
(Dollars in Millions)

	Six Months
	2024 (a)	2023 (a)

OPERATING ACTIVITIES
Net Earnings	$1,843	$1,958
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and Amortization	820	799
Deferred Income Taxes	14	70
Gains on Property Dispositions	(9)	(20)
Other Operating Activities	(10)	18
Changes in Operating Assets and Liabilities:
Accounts Receivable	(19)	8
Other Current Assets	25	(106)
Accounts Payable	(42)	(20)
Income and Other Taxes Payable	(403)	33
Other Current Liabilities	(46)	(267)
Net Cash Provided by Operating Activities	2,173	2,473

INVESTING ACTIVITIES
Property Additions	(1,066)	(997)
Purchases of Short-term Investments	—	(102)
Proceeds from Sales of Short-term Investments	81	153
Proceeds and Advances from Property Dispositions	43	52
Business Acquisition, Net of Cash Acquired	(50)	(31)
Other Investing Activities	(56)	(20)
Net Cash Used In Investing Activities	(1,048)	(945)

FINANCING ACTIVITIES
Shares Repurchased	(810)	(1,930)
Dividends Paid	(468)	(448)
Long-term Debt Repaid (Note 7)	(4)	(146)
Other Financing Activities	42	19
Net Cash Used in Financing Activities	(1,240)	(2,505)

Net Decrease in Cash and Cash Equivalents	(115)	(977)

CASH AND CASH EQUIVALENTS
Cash and Cash Equivalents at Beginning of Period	1,353	1,933
Cash and Cash Equivalents at End of Period	$1,238	$956

(a) See Note 11, Revision of Prior Period Financial Statements.

See accompanying notes to consolidated financial statements.
CSX Q2 2024 Form 10-Q p.5

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY (Unaudited)
(Dollars in Millions)

Six Months 2024	Common Shares Outstanding (Thousands)	Common Stock and Other Capital	Retained Earnings (a)	Accumulated Other Comprehensive (Loss) Income(a,b)	Non-controlling Minority Interest	Total Shareholders' Equity (a)

Balance December 31, 2023	1,958,757	$2,650	$9,609	$(279)	$5	$11,985
Comprehensive Earnings:
Net Earnings	—	—	880	—	—	880
Other Comprehensive Income	—	—	—	6	—	6
Total Comprehensive Earnings						886

Common stock dividends, $0.12 per share	—	—	(235)	—	—	(235)
Share Repurchases	(6,789)	(7)	(240)	—	—	(247)
Excise Tax on Net Share Repurchases	—	—	(1)	—	—	(1)
Stock Option Exercises and Other	2,961	55	(2)	—	—	53
Balance March 31, 2024	1,954,929	$2,698	$10,011	$(273)	$5	$12,441
Comprehensive Earnings:
Net Earnings	—	—	963	—	—	963
Other Comprehensive Income	—	—	—	3	—	3
Total Comprehensive Earnings						966

Common stock dividends, $0.12 per share	—	—	(233)	—	—	(233)
Share Repurchases	(16,308)	(16)	(547)	—	—	(563)
Excise Tax on Net Share Repurchases			(6)			(6)
Stock Option Exercises and Other	124	15	1	—	(1)	15
Balance June 30, 2024	1,938,745	$2,697	$10,189	$(270)	$4	$12,620

(a) See Note 11, Revision of Prior Period Financial Statements.
(b) Accumulated Other Comprehensive Loss balances shown above are net of tax. The associated taxes were $74 million as of December 31, 2023, $72 million as of March 31, 2024 and $72 million as of June 30, 2024. For additional information, see Note 10, Other Comprehensive Income.

See accompanying notes to consolidated financial statements.
CSX Q2 2024 Form 10-Q p.6

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY (Unaudited)
(Dollars in Millions)

Six Months 2023	Common Shares Outstanding (Thousands)	Common Stock and Other Capital	Retained Earnings (a)	Accumulated Other Comprehensive (Loss) Income(a,b)	Non-controlling Minority Interest	Total Shareholders' Equity (a)

Balance December 31, 2022	2,066,367	$2,640	$10,229	$(410)	$10	$12,469
Comprehensive Earnings:
Net Earnings	—	—	974	—	—	974
Other Comprehensive Income	—	—	—	2	—	2
Total Comprehensive Earnings						976

Common stock dividends, $0.11 per share	—	—	(226)	—	—	(226)
Share Repurchases	(35,157)	(35)	(1,032)	—	—	(1,067)
Excise Tax on Net Share Repurchases	—	—	(10)	—	—	(10)
Stock Option Exercises and Other	1,865	15	—	—	(2)	13
Balance March 31, 2023	2,033,075	$2,620	$9,935	$(408)	$8	$12,155
Comprehensive Earnings:
Net Earnings	—	—	984	—	—	984
Other Comprehensive Income	—	—	—	(4)	—	(4)
Total Comprehensive Earnings						980

Common stock dividends, $0.11 per share	—	—	(222)	—	—	(222)
Share Repurchases	(27,434)	(28)	(835)	—	—	(863)
Excise Tax on Net Share Repurchases	—	—	(9)	—	—	(9)
Stock Option Exercises and Other	712	38	(1)	—	(4)	33
Balance June 30, 2023	2,006,353	$2,630	$9,852	$(412)	$4	$12,074

(a) See Note 11, Revision of Prior Period Financial Statements.
(b) Accumulated Other Comprehensive Loss balances shown above are net of tax. The associated taxes were $129 million as of December 31, 2022, $128 million as of March 31, 2023 and $114 million as of June 30, 2023. For additional information, see Note 10, Other Comprehensive Income.

See accompanying notes to consolidated financial statements.
CSX Q2 2024 Form 10-Q p.7

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
CSX Q2 2024 Form 10-Q p.8

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

Fiscal Year
The Company's fiscal periods are based upon the calendar year. Except as otherwise specified, references to “second quarter(s)” or “six months” indicate CSX's fiscal periods ending June 30, 2024 and June 30, 2023, and references to "year-end" indicate the fiscal year ended December 31, 2023.

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

Revision of Prior Period Financial Statements
During second quarter 2024, CSX completed a review of the accounting treatment for engineering scrap and certain engineering support labor and identified misstatements between the balance sheet and operating expense in previously issued financial statements. The Company determined the impacts of these misstatements were immaterial to the financial statements for all prior periods identified. For comparative purposes, the Company has made corrections to the consolidated financial statements and applicable notes for the prior periods presented in this Form 10-Q. See Note 11, Revision of Prior Period Financial Statements for additional information and quantification of prior period restatement impacts.

CSX Q2 2024 Form 10-Q p.9

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2.    Earnings Per Share

The following table sets forth the computation of basic earnings per share and earnings per share, assuming dilution.

	Second Quarters		Six Months
	2024	2023 (a)	2024 (a)	2023 (a)
Numerator (Dollars in Millions):
Net Earnings	$963	$984	$1,843	$1,958

Denominator (Units in Millions):
Average Common Shares Outstanding	1,944	2,020	1,951	2,037
Other Potentially Dilutive Common Shares	4	5	4	5
Average Common Shares Outstanding, Assuming Dilution	1,948	2,025	1,955	2,042

Net Earnings Per Share, Basic	$0.50	$0.49	$0.94	$0.96
Net Earnings Per Share, Assuming Dilution	$0.49	$0.49	$0.94	$0.96
(a) See Note 11, Revision of Prior Period Financial Statements.

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

	Second Quarters		Six Months
	2024	2023	2024	2023
Antidilutive Stock Options Excluded from Diluted EPS (Units in Millions)	3	3	3	4

CSX Q2 2024 Form 10-Q p.10

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2.    Earnings Per Share, continued

Share Repurchases
During November 2023, the share repurchase program announced in July 2022 was completed and the Company began repurchasing shares under the $5 billion share repurchase program approved in October 2023. Total repurchase authority remaining was $4.0 billion as of June 30, 2024.

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

During second quarters and six months ended June 30, 2024 and June 30, 2023, the Company engaged in the following repurchase activities:

	Second Quarters		Six Months
	2024	2023	2024	2023
Shares Repurchased (Millions)	16	28	23	63
Cost of Shares (Dollars in Millions)	$563	$863	$810	$1,930

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

Dividend Increase
In February 2024, the Company's Board of Directors authorized a 9% increase in the quarterly cash dividend to $0.12 per common share effective March 2024.

CSX Q2 2024 Form 10-Q p.11

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

	Second Quarters		Six Months
(Dollars in Millions)	2024	2023	2024	2023
Share-Based Compensation Expense:
Restricted Stock Units	$7	$5	$14	$9
Stock Options	3	3	6	6
Employee Stock Purchase Plan	2	3	4	4
Performance Units	1	6	3	9
Stock Awards for Directors	—	—	2	2
Total Share-Based Compensation Expense	$13	$17	$29	$30
Income Tax Benefit	$3	$3	$8	$7

Long-term Incentive Plan
In February 2024, the Company granted the following awards under a new long-term incentive plan ("LTIP") for the years 2024 through 2026, which was adopted under the CSX 2019 Stock and Incentive Award Plan.

	Granted (Thousands)	Weighted Avg. Fair Value
Performance Units	605	$38.66
Restricted Stock Units	601	36.72
Stock Options	957	11.57

CSX Q2 2024 Form 10-Q p.12

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

CSX Q2 2024 Form 10-Q p.13

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.    Casualty, Environmental and Other Reserves

Personal injury and environmental reserves are considered critical accounting estimates due to the need for management judgment. Casualty, environmental and other reserves are provided for in the consolidated balance sheets as shown in the table below.

	June 30, 2024			December 31, 2023
(Dollars in Millions)	Current	Long-term	Total	Current	Long-term	Total

Casualty:
Personal Injury	$51	$82	$133	$45	$83	$128
Occupational	11	56	67	7	60	67
Total Casualty	62	138	200	52	143	195
Environmental	36	113	149	41	113	154
Other	50	48	98	51	40	91
Total	$148	$299	$447	$144	$296	$440

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

Personal Injury
Personal injury reserves represent liabilities for employee work-related and third-party injuries. Work-related injuries for CSXT employees are primarily subject to the Federal Employers’ Liability Act (“FELA”). CSXT retains an independent actuary to assist management in assessing the value of personal injury claims. An analysis is performed by the actuary quarterly and is reviewed by management. This analysis did not result in a material adjustment to the personal injury reserve in the quarters and six months ended June 30, 2024, or June 30, 2023.

CSX Q2 2024 Form 10-Q p.14

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.    Casualty, Environmental and Other Reserves, continued

Occupational
Occupational reserves represent liabilities arising from allegations of exposure to certain materials in the workplace (such as solvents, soaps, chemicals and diesel fumes), past exposure to asbestos or allegations of chronic physical injuries resulting from work conditions (such as repetitive stress injuries). The Company retains an independent actuary to analyze the Company’s historical claim filings, settlement amounts, and dismissal rates to assist in determining future anticipated claim filing rates and average settlement values. This analysis is performed by the actuary and reviewed by management quarterly. The analysis did not result in a material adjustment to the occupational reserve in the quarters and six months ended June 30, 2024, or June 30, 2023.

Environmental
The Company is a party to various proceedings related to environmental issues, including administrative and judicial proceedings involving private parties and regulatory agencies. The Company has been identified as a potentially responsible party at approximately 235 environmentally impaired sites. Many of these are, or may be, subject to remedial action under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), also known as the Superfund Law, or similar state statutes. Most of these proceedings arose from environmental conditions on properties used for ongoing or discontinued railroad operations. A number of these proceedings, however, are based on allegations that the Company, or its predecessors, sent hazardous substances to facilities owned or operated by others for treatment, recycling or disposal. In addition, some of the Company's land holdings were leased to others for commercial or industrial uses that may have resulted in releases of hazardous substances or other regulated materials onto the property and could give rise to proceedings against the Company.

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

CSX Q2 2024 Form 10-Q p.15

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

The Company is able to estimate a range of possible loss for certain matters for which a loss is reasonably possible in excess of reserves established. The Company has estimated this range to be $3 million to $67 million in the aggregate at June 30, 2024. This estimated aggregate range is based upon currently available information and is subject to significant judgment and a variety of assumptions. Accordingly, the Company's estimate will change from time to time, and actual losses may vary significantly from the current estimate.

CSX Q2 2024 Form 10-Q p.16

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.    Commitments and Contingencies, continued

Fuel Surcharge Antitrust Litigation
In May 2007, class action lawsuits were filed against CSXT and three other U.S.-based Class I railroads alleging that the defendants' fuel surcharge practices relating to contract and unregulated traffic resulted from an illegal conspiracy in violation of antitrust laws. The class action lawsuits were transferred to federal court in the District of Columbia for coordinated or consolidated pre-trial proceedings. In 2017, the District Court issued its decision denying class certification. On August 16, 2019, the U.S. Court of Appeals for the D.C. Circuit affirmed the District Court’s ruling. Although the class was not certified, individual shippers have since brought claims against the railroads, which were also transferred to federal court in the District of Columbia for pre-trial proceedings but before a different judge. In March 2024, the original case was reassigned to the judge in the later-filed case who will now preside over all pre-trial proceedings. The railroads filed motions for summary judgment on July 17, 2024 with briefing to be completed by year-end.

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

For the lower eight miles of the Study Area, EPA issued its Record of Decision detailing the agency’s mandated remedial process in March 2016. Occidental Chemical Corporation ("Occidental") performed the remedial design for the lower eight-mile portion of the Study Area pursuant to a consent order with EPA. EPA approved the design in May 2024.

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
CSX Q2 2024 Form 10-Q p.17

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

CSXT is also defending and indemnifying Pharmacia with regard to the Property in litigation filed by Occidental, which is seeking to recover its past and future costs associated with the remediation of the entire Study Area. Alternatively, Occidental seeks to compel some, or all, of the defendants to participate in the remediation of the Study Area. Pharmacia is one of approximately 110 defendants in a federal lawsuit filed by Occidental on June 30, 2018, and one of 37 defendants in a federal lawsuit filed by Occidental on March 24, 2023. Both of these lawsuits are stayed pending resolution of the CD action. CSXT is also defending and indemnifying Pharmacia in a cooperative natural resource damages assessment process related to the Property.

Based on currently available information, the Company does not believe its share of remediation costs as determined by the EPA-directed allocation with respect to the Property and the Study Area would be material to the Company's financial condition, results of operations or liquidity.
CSX Q2 2024 Form 10-Q p.18

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

	Pension Benefits Cost
	Second Quarters		Six Months
(Dollars in Millions)	2024	2023	2024	2023
Service Cost Included in Labor and Fringe	$6	$6	$12	$12

Interest Cost	27	28	53	56
Expected Return on Plan Assets	(43)	(41)	(85)	(82)
Amortization of Net Loss	4	7	9	14
Total Included in Other Income - Net	(12)	(6)	(23)	(12)

Net Periodic Benefit Credit	$(6)	$—	$(11)	$—

Qualified pension plan obligations are funded in accordance with regulatory requirements and with an objective of meeting or exceeding minimum funding requirements necessary to avoid restrictions on flexibility of plan operation and benefit payments. No contributions to the Company's qualified pension plans are expected in 2024.

CSX Q2 2024 Form 10-Q p.19

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7.    Debt and Credit Agreements

Total activity related to long-term debt as of the end of second quarter 2024 is shown in the table below. For fair value information related to the Company's long-term debt, see Note 9, Fair Value Measurements.

(Dollars in Millions)	Current Portion	Long-term Portion	Total
Long-term Debt as of December 31, 2023	$558	$17,975	$18,533
2024 Activity:
Long-term Debt Repaid	(4)	—	(4)
Reclassifications	3	(3)	—
Hedging, Discount, Premium and Other Activity	—	(21)	(21)
Long-term Debt as of June 30, 2024	$557	$17,951	$18,508

Interest Rate Derivatives
Fair Value Hedges
In fourth quarter 2023, CSX entered into two separate fixed-to-floating interest rate swaps classified as fair value hedges. The swaps are designed to hedge 10 years of interest rate risk associated with market fluctuations attributable to the Secured Overnight Financing Rate ("SOFR") on a cumulative $250 million of fixed rate outstanding notes which are due in 2033. The cumulative fair value of these swaps, which is included in other long-term assets on the consolidated balance sheet, was an asset of $9 million and $19 million as of June 30, 2024 and December 31, 2023, respectively.

In first quarter 2022, CSX entered into five separate fixed-to-floating interest rate swaps classified as fair value hedges. The swaps are designed to hedge 10 years of interest rate risk associated with market fluctuations attributable to the SOFR on a cumulative $800 million of fixed rate outstanding notes which are due between 2036 and 2040. The cumulative fair value of these swaps, which is included in other long-term liabilities on the consolidated balance sheet, was a liability of $125 million and $107 million as of June 30, 2024 and December 31, 2023, respectively.

The 2022 swaps will expire in 2032 and the 2023 swaps will expire in 2033. If settled early, the remaining cumulative fair value adjustment to the hedged notes will be amortized over the remaining life of the associated notes. The cumulative adjustment to the hedged notes is included in long-term debt on the consolidated balance sheet as shown in the following table below.

(Dollars in Millions)	June 30, 2024	December 31, 2023
Notional Value of Hedged Notes	$1,050	$1,050
Fair Value Asset Adjustment to Hedged Notes	9	19
Fair Value Liability Adjustment to Hedged Notes	(125)	(107)
Carrying Amount of Hedged Notes	$934	$962

CSX Q2 2024 Form 10-Q p.20

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

	Second Quarters		Six Months
(Dollars in Millions)	2024	2023	2024	2023
Interest Expense Impact (Increase) Decrease	$(8)	$(6)	$(16)	$(12)

Cash Flow Hedges
The Company has forward starting interest rate swaps, classified as cash flow hedges, that had an aggregate notional value of $500 million at inception. These swaps were effected to hedge the benchmark interest rate associated with future interest payments related to the anticipated refinancing of $850 million of 3.25% notes due in 2027. In accordance with the Derivatives and Hedging Topic in the ASC, the Company has designated these swaps as cash flow hedges. Under the terms of the Adjustable Interest Rate (LIBOR) Act, the reference rate on the swaps were automatically replaced with daily compounded SOFR plus the fallback spread on July 1, 2023, the LIBOR replacement date. As of December 31, 2023, the asset value of the forward starting interest rate swaps was $48 million and was recorded in other long-term assets on the consolidated balance sheet. Unrealized gains or losses associated with changes in the fair value of the hedge are recorded net of tax in accumulated other comprehensive income ("AOCI") on the consolidated balance sheet.

In fourth quarter 2022, CSX settled a portion equal to $160 million notional value of the cash flow hedges, which resulted in CSX receiving a cash payment of $52 million. In second quarter 2023, CSX executed a partial settlement equal to $113 million notional value of the cash flow hedges, which resulted in CSX receiving a cash payment of $44 million. In third quarter 2023, CSX partially settled an additional $113 million notional value of the cash flow hedges and received a cash payment of $51 million. The unsettled aggregate notional value of these swaps was $114 million as of December 31, 2023.

In second quarter 2024, CSX executed a final settlement equal to $114 million notional value of the cash flow hedges, which resulted in CSX receiving a cash payment of $52 million included in other operating activities on the consolidated cash flow statement. As of June 30, 2024, no unsettled aggregate notional value of these swaps remains and there is no related asset or liability.

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

	Second Quarters		Six Months
(Dollars in Millions)	2024	2023	2024	2023
Unrealized Gain (Loss) - Net	$1	$(7)	$3	$(10)

See Note 9, Fair Value Measurements, and Note 10, Other Comprehensive Income (Loss), for additional information about the Company's hedges.

CSX Q2 2024 Form 10-Q p.21

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7.    Debt and Credit Agreements, continued

Credit Facility
The Company has a $1.2 billion unsecured revolving credit facility backed by a diverse syndicate of banks. This facility allows same-day borrowings at floating interest rates, based on SOFR or an agreed-upon replacement reference rate, plus a spread that depends upon CSX's senior unsecured debt ratings. This facility expires in February 2028. As of June 30, 2024, the Company had no outstanding balances under this facility.

Commitment fees and interest rates payable under the facility were similar to fees and rates available to comparably rated investment-grade borrowers. As of second quarter 2024, CSX was in compliance with all covenant requirements under this facility.

Commercial Paper
Under its commercial paper program, which is backed by the revolving credit facility, the Company may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $1.0 billion outstanding at any one time. Proceeds from issuances of the notes are expected to be used for general corporate purposes. At June 30, 2024, the Company had no outstanding debt under the commercial paper program.

CSX Q2 2024 Form 10-Q p.22

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8.     Revenues

The Company’s revenues are primarily derived from the transportation of freight as performance obligations that arise from its contracts with customers are satisfied. The following table presents the Company’s revenues disaggregated by market as this best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors:

	Second Quarters		Six Months
(Dollars in Millions)	2024	2023	2024	2023

Chemicals	$722	$642	$1,415	$1,292
Agricultural and Food Products	406	415	813	852
Automotive	336	323	629	597
Forest Products	269	257	531	518
Metals and Equipment	230	240	450	479
Minerals	207	191	381	364
Fertilizers	126	128	262	257
Total Merchandise	2,296	2,196	4,481	4,359

Coal	563	637	1,195	1,270
Intermodal	506	492	1,012	991
Trucking	221	227	436	460
Other	115	147	258	325
Total	$3,701	$3,699	$7,382	$7,405

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

(Dollars in Millions)	June 30, 2024	December 31, 2023

Freight Receivables	$1,069	$1,047
Freight Allowance for Credit Losses	(17)	(18)
Freight Receivables - Net	1,052	1,029

Non-Freight Receivables	392	378
Non-Freight Allowance for Credit Losses	(14)	(14)
Non-Freight Receivables - Net	378	364
Total Accounts Receivable - Net	$1,430	$1,393

The Company maintains an allowance for credit losses to provide for the estimated amount of receivables that will not be collected. The allowance is based upon an assessment of risk characteristics, historical payment experience, and the age of outstanding receivables adjusted for forward-looking economic conditions as necessary. Credit losses recognized on the Company’s accounts receivable were not material in the second quarters or six months ended June 30, 2024, and 2023.
CSX Q2 2024 Form 10-Q p.23

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9.    Fair Value Measurements

Investments
The Company's investment assets are carried at fair value on the consolidated balance sheet in accordance with the Fair Value Measurements and Disclosures Topic in the ASC. They are valued with assistance from a third-party trustee and consist of fixed income mutual funds, corporate bonds and government securities. The fixed income mutual funds are valued at the net asset value of shares held based on quoted market prices determined in an active market, which are Level 1 inputs. The corporate bonds and government securities are valued using broker quotes that utilize observable market inputs, which are Level 2 inputs. Unrealized losses as of June 30, 2024, and June 30, 2023, were not material. The Company believes any impairment of investments held with gross unrealized losses to be temporary and not the result of credit risk.

The Company's investment assets are carried at fair value on the consolidated balance sheets as summarized in the following table.

	June 30, 2024			December 31, 2023
(Dollars in Millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Fixed Income Mutual Funds	$—	$—	$—	$80	$—	$80
Corporate Bonds	—	81	81	—	60	60
Government Securities	—	48	48	—	41	41
Total Investments at Fair Value	$—	$129	$129	$80	$101	$181

Total Investments at Amortized Cost			$133			$184

These investments have the following maturities:

(Dollars in Millions)	June 30, 2024	December 31, 2023
Less than 1 year	$4	$83
1 - 5 years	62	37
5 - 10 years	17	17
Greater than 10 years	46	44
Total Investments at Fair Value	$129	$181
CSX Q2 2024 Form 10-Q p.24

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

The fair value and carrying value of the Company's long-term debt is as follows:

(Dollars in Millions)	June 30, 2024	December 31, 2023
Long-term Debt (Including Current Maturities):
Fair Value	$16,576	$17,528
Carrying Value	18,508	18,533

Interest Rate Derivatives
The Company’s fixed-to-floating and forward starting interest rate swaps are carried at their respective fair values, which are determined with assistance from a third party based upon pricing models using inputs observed from actively quoted markets. All of the inputs used to determine the fair value of the swaps are Level 2 inputs. The fair value of the Company’s fixed-to-floating interest rate swaps was an asset of $9 million and $19 million (for swaps entered in 2023), and a liability of $125 million and $107 million (for swaps entered in 2022) as of June 30, 2024, and December 31, 2023, respectively. The fair value of the Company’s forward starting interest rate swap asset was $48 million as of December 31, 2023. As of June 30, 2024, the forward interest rate swap was fully settled and there is no related asset or liability. See Note 7, Debt and Credit Agreements, for further information.

CSX Q2 2024 Form 10-Q p.25

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10.     Other Comprehensive Income (Loss)

Total comprehensive earnings are defined as all changes in shareholders' equity during a period, other than those resulting from investments by and distributions to shareholders (e.g. issuance of equity securities and dividends). Generally, for CSX, total comprehensive earnings equal net earnings plus or minus adjustments for pension and other post-retirement liabilities as well as derivative activity and other adjustments. Total comprehensive earnings represent the activity for a period net of tax and was $966 million and $980 million for second quarters 2024 and 2023, respectively, and $1.9 billion and $2.0 billion for the six months ended June 30, 2024 and 2023, respectively.

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

	Pension and Other Post-Employment Benefits	Interest Rate Derivatives	Other	Accumulated Other Comprehensive (Loss) Income
(Dollars in Millions)
Balance December 31, 2023, Net of Tax (a)	$(390)	$150	$(39)	$(279)
Other Comprehensive Income (Loss)
Income Before Reclassifications	—	4	—	4
Amounts Reclassified to Net Earnings	6	—	2	8
Tax Expense	(2)	(1)	—	(3)
Total Other Comprehensive Income	4	3	2	9
Balance June 30, 2024, Net of Tax	$(386)	$153	$(37)	$(270)
(a) See Note 11, Revision of Prior Period Financial Statements.
CSX Q2 2024 Form 10-Q p.26

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Revision of Prior Period Financial Statements

During second quarter 2024, CSX completed a review of the accounting treatment for engineering scrap and certain engineering support labor and identified misstatements in its previously filed financial statements. Miscoding of engineering materials and labor resulted in an understatement of Purchased Services and Other and Labor and Fringe and an overstatement of Properties - Net.

In accordance with the Accounting Standards Codification (“ASC”) Topic 250, Accounting Changes and Error Corrections, the Company evaluated the materiality of the errors on the consolidated financial statements as of and for the periods ended December 31, 2023, 2022, and 2021 and its unaudited consolidated financial statements as of and for the quarters and year-to-date periods ended March 31, 2024 and 2023, June 30, 2023 and September 30, 2023 and determined that they did not result in a material misstatement to the financial condition, results of operations, or liquidity for any of these periods previously presented. However, the Company determined that the effect of recording the misstatements during the second quarter of 2024 would be material to the annual 2024 consolidated financial statements. As a result, the Company revised its previously issued consolidated financial statements.

The revision of the historical consolidated financial statements also includes the correction of other previously identified immaterial errors, which include pension-related adjustments to other comprehensive income as well as balance sheet reclassifications, that the Company had previously determined did not, either individually or in the aggregate, result in a material misstatement of its previously issued consolidated financial statements. Further information regarding the misstatements and related revisions are summarized in the tables below.

Consolidated Statements of Income and Comprehensive Income

(Dollars in Millions, Except Per Share Amounts)	Quarter Ended March 31, 2024
	As Previously Reported	Adjustment	As Revised
Labor and Fringe	$798	$7	$805
Purchased Services and Other	711	10	721
Total Expense	2,327	17	2,344

Operating Income	1,354	(17)	1,337

Earnings Before Income Taxes	1,185	(17)	1,168
Income Tax Expense	(292)	4	(288)
Net Earnings	$893	$(13)	$880

Net Earnings Per Share, Basic	$0.46	$(0.01)	$0.45
Net Earnings Per Share, Assuming Dilution	$0.46	$(0.01)	$0.45

Total Comprehensive Earnings	$899	$(13)	$886

CSX Q2 2024 Form 10-Q p.27

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Revision of Prior Period Financial Statements, continued

Consolidated Statements of Income and Comprehensive Income, continued

(Dollars in Millions, Except Per Share Amounts)	Quarter Ended March 31, 2023			Quarter Ended June 30, 2023			Quarter Ended September 30, 2023			Quarter Ended December 31, 2023
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Labor and Fringe	$723	$6	$729	$741	$7	$748	$752	$9	$761	$808	$6	$814
Purchased Services and Other	688	9	697	684	7	691	689	11	700	703	11	714
Depreciation and Amortization	393	2	395	402	2	404	399	4	403	417	(12)	405
Total Expense	2,242	17	2,259	2,217	16	2,233	2,277	24	2,301	2,360	5	2,365

Operating Income	1,464	(17)	1,447	1,482	(16)	1,466	1,295	(24)	1,271	1,320	(5)	1,315

Earnings Before Income Taxes	1,304	(17)	1,287	1,312	(16)	1,296	1,126	(24)	1,102	1,149	(5)	1,144
Income Tax Expense	(317)	4	(313)	(316)	4	(312)	(280)	6	(274)	(263)	1	(262)
Net Earnings	$987	$(13)	$974	$996	$(12)	$984	$846	$(18)	$828	$886	$(4)	$882

Net Earnings Per Share, Basic	$0.48	$(0.01)	$0.47	$0.49	$—	$0.49	$0.42	$—	$0.42	$0.45	$—	$0.45
Net Earnings Per Share, Assuming Dilution	$0.48	$(0.01)	$0.47	$0.49	$—	$0.49	$0.42	$(0.01)	$0.41	$0.45	$—	$0.45

Total Comprehensive Earnings	$989	$(13)	$976	$992	$(12)	$980	$864	$(18)	$846	$946	$51	$997

(Dollars in Millions, Except Per Share Amounts)	Six Months Ended June 30, 2023			Nine Months Ended September 30, 2023			Year Ended December 31, 2023			Year Ended December 31, 2022
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Labor and Fringe	$1,464	$13	$1,477	$2,216	$22	$2,238	$3,024	$28	$3,052	$2,861	$24	$2,885
Purchased Services and Other	1,372	16	1,388	2,061	27	2,088	2,764	38	2,802	2,685	43	2,728
Depreciation and Amortization	795	4	799	1,194	8	1,202	1,611	(4)	1,607	1,500	2	1,502
Total Expense	4,459	33	4,492	6,736	57	6,793	9,096	62	9,158	8,830	69	8,899

Operating Income	2,946	(33)	2,913	4,241	(57)	4,184	5,561	(62)	5,499	6,023	(69)	5,954

Earnings Before Income Taxes	2,616	(33)	2,583	3,742	(57)	3,685	4,891	(62)	4,829	5,414	(69)	5,345
Income Tax Expense	(633)	8	(625)	(913)	14	(899)	(1,176)	15	(1,161)	(1,248)	17	(1,231)
Net Earnings	$1,983	$(25)	$1,958	$2,829	$(43)	$2,786	$3,715	$(47)	$3,668	$4,166	$(52)	$4,114

Net Earnings Per Share, Basic	$0.97	$(0.01)	$0.96	$1.40	$(0.02)	$1.38	$1.85	$(0.02)	$1.83	$1.95	$(0.02)	$1.93
Net Earnings Per Share, Assuming Dilution	$0.97	$(0.01)	$0.96	$1.40	$(0.03)	$1.37	$1.85	$(0.03)	$1.82	$1.95	$(0.03)	$1.92

Net Earnings	Not Presented						$3,715	$(47)	$3,668	$4,166	$(52)	$4,114
Other Comprehensive Income (Loss) - Net of Tax: Pension and Other Post-Employment Benefits							74	55	129	(66)	(54)	(120)
Total Other Comprehensive Income							76	55	131	20	(54)	(34)
Comprehensive Earnings	$1,981	$(25)	$1,956	$2,845	$(43)	$2,802	$3,791	$8	$3,799	$4,186	$(106)	$4,080

CSX Q2 2024 Form 10-Q p.28

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Revision of Prior Period Financial Statements, continued

Consolidated Balance Sheets

(Dollars in Millions)	March 31, 2024			December 31, 2023			September 30, 2023
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Assets
Materials and Supplies	$451	$(6)	$445	$446	$(6)	$440	$427	$—	$427
Other Current Assets	136	(19)	117	109	(19)	90	94	(19)	75
Total Current Assets	3,472	(25)	3,447	3,384	(25)	3,359	3,359	(19)	3,340
Properties	50,661	(44)	50,617	50,320	(39)	50,281	49,118	573	49,691
Accumulated Depreciation	(15,605)	(187)	(15,792)	(15,385)	(175)	(15,560)	(14,462)	(788)	(15,250)
Properties - Net	35,056	(231)	34,825	34,935	(214)	34,721	34,656	(215)	34,441
Other Long-Term Assets	716	43	759	688	43	731	466	(27)	439
Total Assets	$42,695	$(213)	$42,482	$42,408	$(196)	$42,212	$41,850	$(261)	$41,589

Liabilities and Shareholder's Equity
Income and Other Taxes Payable	$382	$(1)	$381	$525	$(1)	$524	$361	$—	$361
Total Current Liabilities	3,024	(1)	3,023	3,224	(1)	3,223	2,934	—	2,934
Deferred Income Taxes - Net	7,759	(51)	7,708	7,746	(47)	7,699	7,700	(63)	7,637
Total Liabilities	30,093	(52)	30,041	30,275	(48)	30,227	29,896	(63)	29,833

Shareholders' Equity
Retained Earnings	10,205	(194)	10,011	9,790	(181)	9,609	9,689	(176)	9,513
Accumulated Other Comprehensive Loss	(306)	33	(273)	(312)	33	(279)	(372)	(22)	(394)
Total Shareholders' Equity	12,602	(161)	12,441	12,133	(148)	11,985	11,954	(198)	11,756
Total Liabilities and Shareholders' Equity	$42,695	$(213)	$42,482	$42,408	$(196)	$42,212	$41,850	$(261)	$41,589

CSX Q2 2024 Form 10-Q p.29

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Revision of Prior Period Financial Statements, continued

Consolidated Balance Sheets, continued

(Dollars in Millions)	June 30, 2023			March 31, 2023			December 31, 2022
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Assets
Cash and Cash Equivalents	$956	$—	$956	$1,291	$—	$1,291	$1,958	$(25)	$1,933
Other Current Assets	123	(16)	107	115	(16)	99	108	(17)	91
Total Current Assets	2,911	(16)	2,895	3,355	(16)	3,339	3,849	(42)	3,807
Properties	48,970	271	49,241	48,441	339	48,780	48,105	358	48,463
Accumulated Depreciation	(14,493)	(481)	(14,974)	(14,148)	(533)	(14,681)	(13,863)	(530)	(14,393)
Properties - Net	34,477	(210)	34,267	34,293	(194)	34,099	34,242	(172)	34,070
Other Long-Term Assets	485	(12)	473	528	(12)	516	522	(16)	506
Total Assets	$41,217	$(238)	$40,979	$41,478	$(222)	$41,256	$41,912	$(230)	$41,682

Liabilities and Shareholder's Equity
Labor and Fringe Benefits Payable	$444	$—	$444	$367	$—	$367	$707	$(25)	$682
Other Current Liabilities	207	19	226	228	10	238	228	—	228
Total Current Liabilities	2,055	19	2,074	2,321	10	2,331	2,471	(25)	2,446
Deferred Income Taxes - Net	7,662	(57)	7,605	7,605	(53)	7,552	7,569	(49)	7,520
Total Liabilities	28,943	(38)	28,905	29,144	(43)	29,101	29,287	(74)	29,213

Shareholders' Equity
Retained Earnings	10,030	(178)	9,852	10,092	(157)	9,935	10,363	(134)	10,229
Accumulated Other Comprehensive Loss	(390)	(22)	(412)	(386)	(22)	(408)	(388)	(22)	(410)
Total Shareholders' Equity	12,274	(200)	12,074	12,334	(179)	12,155	12,625	(156)	12,469
Total Liabilities and Shareholders' Equity	$41,217	$(238)	$40,979	$41,478	$(222)	$41,256	$41,912	$(230)	$41,682

Consolidated Cash Flow Statements

(Dollars in Millions)	Three Months Ended March 31, 2024
	As Previously Reported	Adjustment	As Revised
Operating Activities
Net Earnings	$893	$(13)	$880
Deferred Income Taxes	11	(4)	7
Other Operating Activities	(15)	(1)	(16)
Net Cash Provided by Operating Activities	1,084	(18)	1,066

Investing Activities
Property Additions	(524)	7	(517)
Proceeds and Advances from Property Dispositions	—	11	11
Net Cash Used in Investing Activities	$(504)	$18	$(486)

CSX Q2 2024 Form 10-Q p.30

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Revision of Prior Period Financial Statements, continued

Consolidated Cash Flow Statements, continued

(Dollars in Millions)	Three Months Ended March 31, 2023			Six Months Ended June 30, 2023			Nine Months Ended September 30, 2023			Year Ended December 31, 2023
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Operating Activities
Net Earnings	$987	$(13)	$974	$1,983	$(25)	$1,958	$2,829	$(43)	$2,786	$3,715	$(47)	$3,668
Depreciation	393	2	395	795	4	799	1,194	8	1,202	1,611	(4)	1,607
Deferred Income Taxes	35	(4)	31	78	(8)	70	111	(14)	97	140	(14)	126
Other Operating Activities	(31)	(4)	(35)	23	(5)	18	69	(2)	67	(5)	(2)	(7)
Changes in Other Current Assets	(72)	(1)	(73)	(105)	(1)	(106)	(86)	2	(84)	(120)	8	(112)
Changes in Income and Other Taxes Payable	266	—	266	33	—	33	267	—	267	431	(1)	430
Changes in Other Current Liabilities	(326)	25	(301)	(292)	25	(267)	(296)	25	(271)	(221)	25	(196)
Net Cash Provided by Operating Activities	1,251	5	1,256	2,483	(10)	2,473	4,049	(24)	4,025	5,549	(35)	5,514

Investing Activities
Property Additions	(443)	11	(432)	(1,015)	18	(997)	(1,590)	19	(1,571)	(2,281)	24	(2,257)
Proceeds and Advances from Property Dispositions	8	9	17	35	17	52	35	30	65	52	36	88
Net Cash Used in Investing Activities	(480)	20	(460)	(980)	35	(945)	(1,555)	49	(1,506)	(2,287)	60	(2,227)

Net Decrease in Cash and Cash Equivalents	(667)	25	(642)	(1,002)	25	(977)	(598)	25	(573)	(605)	25	(580)

Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Period	1,958	(25)	1,933	1,958	(25)	1,933	1,958	(25)	1,933	1,958	(25)	1,933
Cash and Cash Equivalents at End of Period	$1,291	$—	$1,291	$956	$—	$956	$1,360	$—	$1,360	$1,353	$—	$1,353

(Dollars in Millions)	Year Ended December 31, 2022
	As Previously Reported	Adjustment	As Revised
Operating Activities
Net Earnings	$4,166	$(52)	$4,114
Depreciation	1,500	2	1,502
Deferred Income Taxes	117	(17)	100
Other Operating Activities	(17)	1	(16)
Changes in Other Current Assets	(22)	(2)	(24)
Changes in Other Current Liabilities	113	(25)	88
Net Cash Provided by Operating Activities	5,619	(93)	5,526

Investing Activities
Property Additions	(2,133)	20	(2,113)
Proceeds and Advances from Property Dispositions	246	48	294
Net Cash Used in Investing Activities	(2,131)	68	(2,063)

Net Decrease in Cash and Cash Equivalents	(281)	(25)	(306)

Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Period	2,239	—	2,239
Cash and Cash Equivalents at End of Period	$1,958	$(25)	$1,933
CSX Q2 2024 Form 10-Q p.31

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Revision of Prior Period Financial Statements, continued

Consolidated Statements of Changes in Shareholders' Equity

Annual Periods:

(Dollars in Millions)	As Previously Reported			Adjustment			As Revised
	Total Shareholders' Equity	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Retained Earnings	Accumulated Other Comprehensive Loss
Balance December 31, 2021	$13,500	$11,630	$(408)	$(49)	$(81)	$32	$13,451	$11,549	$(376)
Net Earnings	4,166	4,166	—	(52)	(52)	—	4,114	4,114	—
Other Comprehensive Income	20	—	20	(54)	—	(54)	(34)	—	(34)
Total Comprehensive Earnings	4,186			(106)			4,080
Stock Option Exercises and Other	100	(1)	—	(1)	(1)	—	99	(2)	—
Balance December 31, 2022	$12,625	$10,363	$(388)	$(156)	$(134)	$(22)	$12,469	$10,229	$(410)
Net Earnings	3,715	3,715	—	(47)	(47)	—	3,668	3,668	—
Other Comprehensive Income	76	—	76	55	—	55	131	—	131
Total Comprehensive Earnings	3,791			8			3,799
Balance December 31, 2023	$12,133	$9,790	$(312)	$(148)	$(181)	$33	$11,985	$9,609	$(279)

Quarterly Periods:

(Dollars in Millions)	As Previously Reported			Adjustment			As Revised
	Total Shareholders' Equity	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Retained Earnings	Accumulated Other Comprehensive Loss
Balance December 31, 2022	$12,625	$10,363	$(388)	$(156)	$(134)	$(22)	$12,469	$10,229	$(410)
Net Earnings	987	987	—	(13)	(13)	—	974	974	—
Total Comprehensive Earnings	989			(13)			976
Excise Tax on Net Share Repurchases	—	—	—	(10)	(10)	—	(10)	(10)	—
Balance March 31, 2023	$12,334	$10,092	$(386)	$(179)	$(157)	$(22)	$12,155	$9,935	$(408)
Net Earnings	996	996	—	(12)	(12)	—	984	984	—
Total Comprehensive Earnings	992			(12)			980
Excise Tax on Net Share Repurchases	—	—	—	(9)	(9)	—	(9)	(9)	—
Balance June 30, 2023	$12,274	$10,030	$(390)	$(200)	$(178)	$(22)	$12,074	$9,852	$(412)
Net Earnings	846	846	—	(18)	(18)	—	828	828	—
Total Comprehensive Earnings	864			(18)			846
Excise Tax on Net Share Repurchases	(28)	(28)	—	19	19	—	(9)	(9)	—
Stock Option Exercises and Other	33	(1)	—	1	1	—	34	—	—
Balance September 30, 2023	$11,954	$9,689	$(372)	$(198)	$(176)	$(22)	$11,756	$9,513	$(394)

(Dollars in Millions)	As Previously Reported			Adjustment			As Revised
	Total Shareholders' Equity	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Retained Earnings	Accumulated Other Comprehensive Loss
Balance December 31, 2023	$12,133	$9,790	$(312)	$(148)	$(181)	$33	$11,985	$9,609	$(279)
Net Earnings	893	893	—	(13)	(13)	—	880	880	—
Total Comprehensive Earnings	899			(13)			886
Balance March 31, 2024	$12,602	$10,205	$(306)	$(161)	$(194)	$33	$12,441	$10,011	$(273)
CSX Q2 2024 Form 10-Q p.32

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER 2024 HIGHLIGHTS

•Revenue increased $2 million, or 0%, year over year.
•Expenses increased $20 million, or 1%, year over year.
•Operating income of $1.4 billion decreased $18 million, or 1%, year over year.
•Operating margin of 39.1% decreased 50 basis points versus prior year.
•Earnings per diluted share of $0.49 was flat year over year.

	Second Quarters				Six Months
	2024	2023 (a)	Fav / (Unfav)	% Change	2024 (a)	2023 (a)	Fav / (Unfav)	% Change
Volume (in Thousands)	1,578	1,546	32	2%	3,112	3,032	80	3%

(in Millions)
Revenue	$3,701	$3,699	$2	—	$7,382	$7,405	$(23)	—
Expense	2,253	2,233	(20)	(1)	4,597	4,492	(105)	(2)
Operating Income	$1,448	$1,466	$(18)	(1)%	$2,785	$2,913	$(128)	(4)%

Operating Margin	39.1%	39.6%	(50)	bps	37.7%	39.3%	160	bps

Earnings Per Diluted Share	$0.49	$0.49	$—	—%	$0.94	$0.96	$(0.02)	(2)%
(a) See Note 11, Revision of Prior Period Financial Statements.

CSX Q2 2024 Form 10-Q p.33

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Volume and Revenue (Unaudited)
Volume (Thousands of Units); Revenue (Dollars in Millions); Revenue Per Unit (Dollars)
Second Quarters
	Volume			Revenue			Revenue Per Unit
	2024	2023	% Change	2024	2023	% Change	2024	2023	% Change
Chemicals	174	160	9%	$722	$642	12%	$4,149	$4,013	3%
Agricultural and Food Products	115	118	(3)	406	415	(2)	3,530	3,517	—
Automotive	105	103	2	336	323	4	3,200	3,136	2
Minerals	97	95	2	207	191	8	2,134	2,011	6
Forest Products	74	72	3	269	257	5	3,635	3,569	2
Metals and Equipment	68	74	(8)	230	240	(4)	3,382	3,243	4
Fertilizers	50	55	(9)	126	128	(2)	2,520	2,327	8
Total Merchandise	683	677	1	2,296	2,196	5	3,362	3,244	4
Intermodal	716	684	5	506	492	3	707	719	(2)
Coal	179	185	(3)	563	637	(12)	3,145	3,443	(9)
Trucking	—	—	—	221	227	(3)	—	—	—
Other	—	—	—	115	147	(22)	—	—	—
Total	1,578	1,546	2%	$3,701	$3,699	—%	$2,345	$2,393	(2)%

Six Months
	Volume			Revenue			Revenue Per Unit
	2024	2023	% Change	2024	2023	% Change	2024	2023	% Change
Chemicals	341	320	7%	$1,415	$1,292	10%	$4,150	$4,038	3%
Agricultural and Food Products	229	240	(5)	813	852	(5)	3,550	3,550	—
Automotive	199	189	5	629	597	5	3,161	3,159	—
Minerals	177	178	(1)	381	364	5	2,153	2,045	5
Forest Products	147	145	1	531	518	3	3,612	3,572	1
Metals and Equipment	138	147	(6)	450	479	(6)	3,261	3,259	—
Fertilizers	97	105	(8)	262	257	2	2,701	2,448	10
Total Merchandise	1,328	1,324	—	4,481	4,359	3	3,374	3,292	2
Intermodal	1,417	1,338	6	1,012	991	2	714	741	(4)
Coal	367	370	(1)	1,195	1,270	(6)	3,256	3,432	(5)
Trucking	—	—	—	436	460	(5)	—	—	—
Other	—	—	—	258	325	(21)	—	—	—
Total	3,112	3,032	3%	$7,382	$7,405	—%	$2,372	$2,442	(3)%

CSX Q2 2024 Form 10-Q p.34

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Second Quarter 2024

Revenue
Total revenue was flat for second quarter 2024 when compared to second quarter 2023, as pricing gains in merchandise, as well as higher intermodal and merchandise volumes, were offset by pricing declines in export coal due to the impact of lower benchmark rates, decreases in other revenue, and lower fuel recovery.

Merchandise Volume
Chemicals - Increased due to higher shipments of plastics, crude oil, petroleum products and natural gas liquids.

Agricultural and Food Products - Decreased primarily due to lower shipments of domestic grain and ethanol.

Automotive - Increased due to higher North American vehicle production as well as new business wins.

Minerals - Increased due to higher shipments of cement, partially offset by lower shipments of aggregates.
Forest Products - Increased due to higher shipments of pulpboard and building products.

Metals and Equipment - Decreased due to lower steel and scrap shipments, partially offset by increased pipe shipments.

Fertilizers - Decreased due to declines in short-haul phosphates and lower potash shipments.

Intermodal Volume
Intermodal volume increased due to international shipments driven by higher imports through east coast ports and inventory replenishments. Domestic shipments decreased due to the impacts of a soft trucking environment.

Coal Volume
Export coal shipments increased despite the impacts associated with the Francis Scott Key Bridge collapse in Baltimore as CSX shipped more metallurgical coal through other locations. Domestic coal decreased primarily due to lower shipments of coal to utility plants, as well as lower shipments to river and lake terminals.

Trucking Revenue
Trucking revenue decreased $6 million versus the prior year due to lower fuel and capacity surcharges.

Other Revenue
Other revenue was $32 million lower, resulting from lower carload demurrage, as well as reduced intermodal storage and equipment usage, and other items.
CSX Q2 2024 Form 10-Q p.35

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Expenses
Expenses of $2.3 billion increased $20 million, or 1%, in second quarter 2024 when compared to the second quarter 2023.

Labor and Fringe expense increased $18 million due to the following:
•An increase of $23 million was due to higher headcount.
•An increase of $18 million was driven by inflation.
•Incentive compensation and other items decreased $23 million.

Purchased Services and Other expense increased $8 million due to the following:
▪An increase of $13 million was due to inflation.
•All other net costs decreased $5 million.

Depreciation and Amortization expense increased $6 million as a result of a larger asset base.

Fuel costs decreased $11 million primarily resulting from a 4% decrease in locomotive fuel prices, as efficiency gains were largely offset by the impact of higher volume.

Equipment and Other Rents expense decreased $5 million due to several non-significant items.

Gains on Property Dispositions decreased to $8 million from $12 million in the prior year.

Interest Expense
Interest expense increased $8 million primarily due to higher average debt balances.

Other Income - Net
Other income - net decreased $3 million due to non-significant items.

Income Tax Expense
Income tax expense decreased $8 million due to favorable state legislative changes and lower earnings before income taxes.
CSX Q2 2024 Form 10-Q p.36

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Six Months Results of Operations

Revenue decreased $23 million primarily due to lower fuel recovery, decreases in other revenue, pricing declines in export coal due to the impact of lower benchmark rates and lower trucking revenue. These declines were partially offset by merchandise pricing gains and higher intermodal volume.

Total expense increased $105 million primarily due to inflation, higher headcount and lower insurance recoveries compared to the prior year, partially offset by lower fuel prices.

Interest expense increased $17 million primarily as a result of higher average debt balances and higher effective interest rates.

Other income - net decreased $3 million largely due to lower investment gains and other non-significant items.

Income tax expense decreased $33 million primarily due to lower earnings before income taxes and favorable state legislative changes.
CSX Q2 2024 Form 10-Q p.37

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

CSX Q2 2024 Form 10-Q p.38

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table reconciles operating income (the most directly comparable GAAP measure) to Economic Profit (non-GAAP measure).

	Six Months
(Dollars in Millions)	2024 (a)	2023 (a)
Operating Income	$2,785	$2,913
Add: Depreciation, Amortization, and Operating Lease Expense	877	851
Remove: Unusual Items (b)	—	—
Taxes (c)	(549)	(565)
Gross Cash Earnings or "GCE"	3,113	3,199

Operating Assets
Current Assets (Less Cash and Short-term Investments)	(1,950)	(1,866)
Gross Properties	(50,841)	(49,011)
Other Assets	(4,222)	(3,818)
Operating Liabilities
Non-Interest Bearing Liabilities	10,887	10,607
Gross Operating Assets or "GOA" (d)	(46,126)	(44,088)
Capital Charge (e)	(1,845)	(1,764)
Economic Profit (Non-GAAP) calculated as GCE less Capital Charge	$1,268	$1,435
(a) See Note 11, Revision of Prior Period Financial Statements.
(b) Unusual items are defined by management as unique events with greater than $100 million full year operating income impact, consistent with the terms of the Company's long-term incentive plan agreements. There were no unusual items for either period presented.
(c) The tax percentage rate was 15% for both periods presented. This rate is applied to the sum of operating income, depreciation, amortization and operating lease expense, and unusual items.
(d) Gross operating assets reflects an average of the year-to-date quarters reported for each year presented.
(e) The capital charge of 8% for both years is calculated as the minimum return multiplied by gross operating assets. This is an annualized rate equivalent to 2% per quarter.

Free Cash Flow
Management believes that Free Cash Flow ("FCF") is supplemental information useful to investors as it is important in evaluating the Company’s financial performance. More specifically, FCF measures cash generated by the business after reinvestment. This measure represents cash available for both equity and bond investors to be used for dividends, share repurchases or principal reduction on outstanding debt. FCF is calculated by using net cash from operations and adjusting for property additions and proceeds and advances from property dispositions. FCF should be considered in addition to, rather than a substitute for, cash provided by operating activities. The decrease in FCF before dividends from the prior year of $378 million is primarily due to less cash from operating activities and higher property additions. Cash from operating activities in the six months ended June 30, 2024 includes the impact of $387 million of federal tax payments related to the 2023 tax year that were previously postponed under an Internal Revenue Service tax relief announcement for those impacted by Hurricane Idalia. Cash from operating activities in the prior year period includes the payment of $238 million for retroactive wages and bonuses, and associated taxes, related to finalized labor agreements.

CSX Q2 2024 Form 10-Q p.39

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table reconciles cash provided by operating activities (GAAP measure) to FCF before dividends (non-GAAP measure).

	Six Months
(Dollars in Millions)	2024 (a)	2023 (a)
Net cash provided by operating activities	$2,173	$2,473
Property Additions	(1,066)	(997)
Proceeds and Advances from Property Dispositions	43	52
Free Cash Flow or "FCF" (before payment of dividends)	$1,150	$1,528
(a) See Note 11, Revision of Prior Period Financial Statements.

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

In the second quarter of 2024, velocity increased by 3% while dwell increased by 10% versus prior year. Carload trip plan performance was 80% compared to 84% in the prior year while intermodal trip plan performance was 94% compared to 96% in the prior year. The Company continues to focus on operational improvements and executing the operating plan to deliver safe, reliable and efficient service to customers.

While the personal injury frequency increased in second quarter 2024 compared to the prior year, the FRA train accident rate decreased. Safety is a top priority at CSX, and the Company is committed to reducing risk and enhancing the overall safety of its employees, customers, and communities in which the Company operates.

CSX Q2 2024 Form 10-Q p.40

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Second Quarters			Six Months
	2024	2023	Improvement / (Deterioration)	2024	2023	Improvement / (Deterioration)
Operations Performance (a)
Train Velocity (Miles Per Hour)	18.2	17.7	3%	18.2	18.1	1%
Dwell (Hours)	10.2	9.3	(10)%	9.9	9.2	(8)%
Cars Online	126,164	126,984	1%	125,442	126,640	1%
On-Time Originations	74%	78%	(5)%	75%	81%	(7)%
On-Time Arrivals	64%	71%	(10)%	67%	74%	(9)%
Carload Trip Plan Performance	80%	84%	(5)%	81%	85%	(5)%
Intermodal Trip Plan Performance	94%	96%	(2)%	94%	96%	(2)%
Fuel Efficiency	0.97	1.00	3%	0.99	1.01	2%

Revenue Ton-Miles (Billions)
Merchandise	32.7	32.3	1%	64.7	64.6	—%
Coal	8.8	9.2	(4)%	18.2	18.4	(1)%
Intermodal	7.2	7.0	3%	14.3	13.9	3%
Total Revenue Ton-Miles	48.7	48.5	—%	97.2	96.9	—%

Total Gross Ton-Miles (Billions)	96.8	95.7	1%	192.6	190.1	1%

Safety (b)
FRA Personal Injury Frequency Index	1.25	0.91	(37)%	1.22	1.00	(22)%
FRA Train Accident Rate	2.62	3.41	23%	3.35	3.71	10%
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
CSX Q2 2024 Form 10-Q p.41

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

Material Changes in Significant Cash Flows
Significant Cash Flows
    The following chart highlights the operating, investing and financing components of the net decrease of $115 million and $977 million in cash and cash equivalents for the six months ended June 30, 2024 and June 30, 2023, respectively.

•The Company generated $300 million less cash from operating activities primarily driven by the payment of $387 million of previously postponed federal taxes related to the 2023 tax year and lower cash-generating net earnings. These decreases were partially offset by the impact of prior year payments of $238 million for retroactive wages and bonuses, and associated taxes, related to finalized labor agreements.
•CSX used $103 million more cash for investing activities primarily as a result of higher property additions consistent with planned capital expenditures, partially offset by higher net sales of short-term investments.
•The Company used $1,265 million less cash for financing activities primarily due to lower share repurchases and lower debt repayments.

CSX Q2 2024 Form 10-Q p.42

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sources of Cash and Liquidity and Uses of Cash
As of the end of second quarter 2024, CSX had $1.2 billion of cash, cash equivalents and short-term investments. CSX uses current cash balances for general corporate purposes, which may include capital expenditures, working capital requirements, reduction or refinancing of outstanding indebtedness, redemptions and repurchases of CSX common stock, dividends to shareholders, acquisitions and other business opportunities, and contributions to the Company's qualified pension plan. See Note 7, Debt and Credit Agreements.

The Company has multiple sources of liquidity, including cash generated from operations and financing sources. The Company filed a shelf registration statement with the SEC on February 16, 2022, which may be used to issue debt or equity securities at CSX’s discretion, subject to market conditions and CSX Board authorization. While CSX seeks to give itself flexibility with respect to cash requirements, there can be no assurance that market conditions would permit CSX to sell such securities on acceptable terms at any given time, or at all. During the six months ended June 30, 2024, CSX did not issue any long-term debt.

CSX has a $1.2 billion unsecured, revolving credit facility backed by a diverse syndicate of banks that expires in February 2028. At June 30, 2024, the Company had no outstanding balances under this facility. The Company also has a commercial paper program, backed by the revolving credit facility, under which the Company may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $1.0 billion outstanding at any one time. At June 30, 2024, the Company had no outstanding debt under the commercial paper program.

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

CSX Q2 2024 Form 10-Q p.43

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in the Consolidated Balance Sheets and Working Capital
Consolidated Balance Sheets
Total assets increased $150 million from year end primarily due to a $228 million increase in net property consistent with planned capital expenditures as well as a $58 million increase in investments in affiliates, partially offset by a $194 million decrease in cash and short-term investments.

Total liabilities decreased $485 million from year end primarily due to a $387 million payment of previously postponed federal taxes. Total shareholders' equity increased $635 million from year end primarily driven by net earnings of $1.8 billion, partially offset by share repurchases of $810 million and dividends paid of $468 million.

Working capital is considered a measure of a company's ability to meet its short-term needs. CSX had a working capital surplus of $441 million as of June 30, 2024, and $136 million as of December 31, 2023. This increase of $305 million since year end is primarily due to cash-generating net earnings, partially offset by cash paid for property additions and payments for share repurchases and dividend payments as mentioned above. The Company's working capital balance varies due to factors such as the timing of scheduled debt payments and changes in cash and cash equivalent balances as discussed above. The Company continues to maintain adequate liquidity to satisfy current liabilities and maturing obligations when they come due. CSX has sufficient financial capacity, including its revolving credit facility, commercial paper program and shelf registration statement to manage its day-to-day cash requirements and any anticipated obligations. The Company from time to time accesses the credit markets for additional liquidity.

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

This discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes that appear elsewhere in this document. We revised certain prior period financial statements for misstatements between the balance sheet and expense that were determined to be immaterial to previously issued financial statements. See Note 11, Revision of Prior Period Financial Statements in Item 1 of Part I of this report, which is incorporated herein by reference.

LABOR AGREEMENTS
Approximately 17,600 of the Company's approximately 23,300 employees are members of a rail labor union. As of December 2, 2022, all 12 rail unions at CSX that participated in national bargaining were covered by national agreements with the Class I railroads and CSX-specific agreements that will remain in effect through December 31, 2024. Collective agreements under the Railway Labor Act do not expire, but continue until amended, and formal notices to amend these agreements may be served as early as November 1, 2024.
CSX Q2 2024 Form 10-Q p.44

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

CSX Q2 2024 Form 10-Q p.45

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
CSX Q2 2024 Form 10-Q p.46

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
CSX Q2 2024 Form 10-Q p.47

CSX CORPORATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk from the information provided under Part II, Item 7A (Quantitative and Qualitative Disclosures about Market Risk) of CSX's most recent annual report on Form 10-K, except as provided below.

The cost of future long-term debt issued by the Company may be impacted by changes in interest rates. In an effort to manage interest rate risk, CSX may use certain financial instruments such as interest rate forward contracts. The following information together with information included in Note 7, Debt and Credit Agreements, describes changes to those contracts since CSX's most recent annual report on Form 10-K and the related market risk to CSX.

In second quarter 2024, CSX executed a final settlement equal to $114 million notional value of the cash flow hedges, which resulted in CSX receiving a cash payment of $52 million. The gain associated with the settled portion of these cash flow hedges will continue to be classified in AOCI until the associated debt instrument is issued in the future. No unsettled notional value of these swaps remain as of June 30, 2024.

ITEM 4. CONTROLS AND PROCEDURES
As of June 30, 2024, under the supervision and with the participation of CSX's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that, as of June 30, 2024, the Company's disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in CSX's periodic SEC reports. There were no changes in the Company's internal controls over financial reporting during the second quarter of 2024 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

CSX Q2 2024 Form 10-Q p.48

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

Item 2. CSX Purchases of Equity Securities
During November 2023, the share repurchase program announced in July 2022 was completed and the Company began repurchasing shares under the $5 billion share repurchase program approved in October 2023. Total repurchase authority remaining as of June 30, 2024 was $4.0 billion. For more information about share repurchases, see Note 2, Earnings Per Share. Share repurchase activity for the second quarter 2024 is shown below. Amounts exclude the impact of excise tax on net share repurchases imposed as part of the Inflation Reduction Act of 2022.

	CSX Purchases of Equity Securities for the Quarter
Second Quarter	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning Balance				$4,542,902,967
April 1 - April 30, 2024	8,869,997	$35.19	8,869,997	4,230,750,750
May 1 - May 31, 2024	7,010,228	33.71	7,010,228	3,994,413,975
June 1 - June 30, 2024	427,898	33.30	427,898	3,980,163,474
Ending Balance	16,308,123	$34.51	16,308,123	$3,980,163,474

CSX Q2 2024 Form 10-Q p.49

CSX CORPORATION
PART II

Item 3. Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
    Not Applicable

Item 5. Other Information
During the second quarter of 2024, none of the Company's directors or officers adopted or terminated any "Rule 10b5-1 trading arrangement" or any "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.
CSX Q2 2024 Form 10-Q p.50

CSX CORPORATION
PART II

Item 6. Exhibits

Exhibit designation	Nature of exhibit	Previously filed as exhibit to

Officer certifications:
31*	Rule 13a-14(a) Certifications
32*	Section 1350 Certifications

Interactive data files:
101*
The following financial information from CSX Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 filed with the SEC on August 5, 2024, formatted in inline XBRL includes: (i) consolidated income statements for the quarters and six months ended June 30, 2024, and June 30, 2023, (ii) condensed consolidated comprehensive income statements for the quarters and six months ended June 30, 2024, and June 30, 2023, (iii) consolidated balance sheets at June 30, 2024, and December 31, 2023, (iv) consolidated cash flow statements for the six months ended June 30, 2024, and June 30, 2023, (v) consolidated statement of changes in shareholders' equity for the quarters and six months ended June 30, 2024, and June 30, 2023, and (vi) the notes to consolidated financial statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)

* Filed herewith
CSX Q2 2024 Form 10-Q p.51

CSX CORPORATION
PART II

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSX CORPORATION
(Registrant)

By: /s/ ANGELA C. WILLIAMS
Angela C. Williams
Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Dated: August 5, 2024

CSX Q2 2024 Form 10-Q p.52