Form 10-Q
period 2024-09-30
CSX CORP
filed 2024-10-17
CIK 277948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(☒)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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
Yes (☐) No (X)
There were 1,928,419,153 shares of common stock outstanding on September 30, 2024 (the latest practicable date that is closest to the filing date).
CSX Q3 2024 Form 10-Q p.1

CSX CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024
CSX Q3 2024 Form 10-Q p.2

CSX CORPORATION
PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED INCOME STATEMENTS (Unaudited)
(Dollars in Millions, Except Per Share Amounts)

	Third Quarters		Nine Months
	2024	2023 (a)	2024 (a)	2023 (a)

Revenue	$3,619	$3,572	$11,001	$10,977
Expense
Labor and Fringe	806	761	2,377	2,238
Purchased Services and Other	675	700	2,095	2,088
Depreciation and Amortization	416	403	1,236	1,202
Fuel	276	349	902	1,025
Equipment and Other Rents	91	94	260	266
Losses (Gains) on Property Dispositions	1	(6)	(8)	(26)
Total Expense	2,265	2,301	6,862	6,793

Operating Income	1,354	1,271	4,139	4,184

Interest Expense	(206)	(203)	(625)	(605)
Other Income - Net	36	34	105	106
Earnings Before Income Taxes	1,184	1,102	3,619	3,685

Income Tax Expense	(290)	(274)	(882)	(899)
Net Earnings	$894	$828	$2,737	$2,786

Per Common Share (Note 2)
Net Earnings Per Share, Basic	$0.46	$0.42	$1.41	$1.38
Net Earnings Per Share, Assuming Dilution	$0.46	$0.41	$1.40	$1.37

Average Shares Outstanding (In Millions)	1,936	1,994	1,946	2,022
Average Shares Outstanding, Assuming Dilution (In Millions)	1,940	1,999	1,950	2,027

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS (Unaudited)
(Dollars in Millions)

	Third Quarters		Nine Months
	2024	2023 (a)	2024 (a)	2023 (a)
Total Comprehensive Earnings (Note 10)	$895	$846	$2,747	$2,802

(a) See Note 11, Revision of Prior Period Financial Statements.

See accompanying notes to consolidated financial statements.
CSX Q3 2024 Form 10-Q p.3

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in Millions)

	September 30, 2024	December 31, 2023 (a)
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,644	$1,353
Short-term Investments (Note 9)	12	83
Accounts Receivable - Net (Note 8)	1,413	1,393
Materials and Supplies	415	440
Other Current Assets	93	90
Total Current Assets	3,577	3,359

Properties	51,503	50,281
Accumulated Depreciation	(16,333)	(15,560)
Properties - Net	35,170	34,721

Investment in Affiliates and Other Companies	2,485	2,397
Right-of-Use Lease Asset	498	498
Goodwill and Other Intangible Assets - Net	544	506
Other Long-term Assets	795	731
Total Assets	$43,069	$42,212

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$1,301	$1,237
Labor and Fringe Benefits Payable	470	517
Casualty, Environmental and Other Reserves (Note 4)	147	144
Current Maturities of Long-term Debt (Note 7)	6	558
Income and Other Taxes Payable	379	524
Other Current Liabilities	266	243
Total Current Liabilities	2,569	3,223

Casualty, Environmental and Other Reserves (Note 4)	309	296
Long-term Debt (Note 7)	18,535	17,975
Deferred Income Taxes - Net	7,721	7,699
Long-term Lease Liability	494	491
Other Long-term Liabilities	505	543
Total Liabilities	30,133	30,227

Shareholders' Equity:
Common Stock, $1 Par Value	1,928	1,959
Other Capital	815	691
Retained Earnings	10,457	9,609
Accumulated Other Comprehensive Loss (Note 10)	(269)	(279)
Non-controlling Minority Interest	5	5
Total Shareholders' Equity	12,936	11,985
Total Liabilities and Shareholders' Equity	$43,069	$42,212
(a) See Note 11, Revision of Prior Period Financial Statements.
See accompanying notes to consolidated financial statements.
CSX Q3 2024 Form 10-Q p.4

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CASH FLOW STATEMENTS (Unaudited)
(Dollars in Millions)

	Nine Months
	2024 (a)	2023 (a)

OPERATING ACTIVITIES
Net Earnings	$2,737	$2,786
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and Amortization	1,236	1,202
Deferred Income Taxes	19	97
Gains on Property Dispositions	(8)	(26)
Other Operating Activities	(35)	67
Changes in Operating Assets and Liabilities:
Accounts Receivable	7	(65)
Other Current Assets	27	(84)
Accounts Payable	57	52
Income and Other Taxes Payable	(148)	267
Other Current Liabilities	(33)	(271)
Net Cash Provided by Operating Activities	3,859	4,025

INVESTING ACTIVITIES
Property Additions	(1,691)	(1,571)
Purchases of Short-term Investments	—	(103)
Proceeds from Sales of Short-term Investments	81	153
Proceeds and Advances from Property Dispositions	50	65
Business Acquisition, Net of Cash Acquired	(68)	(31)
Other Investing Activities	(94)	(19)
Net Cash Used In Investing Activities	(1,722)	(1,506)

FINANCING ACTIVITIES
Shares Repurchased	(1,212)	(2,901)
Dividends Paid	(700)	(666)
Long-term Debt Repaid (Note 7)	(556)	(150)
Long-term Debt Issued (Note 7)	550	600
Other Financing Activities	72	25
Net Cash Used in Financing Activities	(1,846)	(3,092)

Net Increase (Decrease) in Cash and Cash Equivalents	291	(573)

CASH AND CASH EQUIVALENTS
Cash and Cash Equivalents at Beginning of Period	1,353	1,933
Cash and Cash Equivalents at End of Period	$1,644	$1,360

(a) See Note 11, Revision of Prior Period Financial Statements.

See accompanying notes to consolidated financial statements.
CSX Q3 2024 Form 10-Q p.5

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY (Unaudited)
(Dollars in Millions)

Nine Months 2024	Common Shares Outstanding (Thousands)	Common Stock and Other Capital	Retained Earnings (a)	Accumulated Other Comprehensive (Loss) Income(a,b)	Non-controlling Minority Interest	Total Shareholders' Equity (a)

Balance December 31, 2023	1,958,757	$2,650	$9,609	$(279)	$5	$11,985
Comprehensive Earnings:
Net Earnings	—	—	880	—	—	880
Other Comprehensive Income	—	—	—	6	—	6
Total Comprehensive Earnings						886

Common stock dividends, $0.12 per share	—	—	(235)	—	—	(235)
Share Repurchases	(6,789)	(7)	(240)	—	—	(247)
Excise Tax on Net Share Repurchases	—	—	(1)	—	—	(1)
Stock Option Exercises and Other	2,961	55	(2)	—	—	53
Balance March 31, 2024	1,954,929	$2,698	$10,011	$(273)	$5	$12,441
Comprehensive Earnings:
Net Earnings	—	—	963	—	—	963
Other Comprehensive Income	—	—	—	3	—	3
Total Comprehensive Earnings						966

Common stock dividends, $0.12 per share	—	—	(233)	—	—	(233)
Share Repurchases	(16,308)	(16)	(547)	—	—	(563)
Excise Tax on Net Share Repurchases			(6)			(6)
Stock Option Exercises and Other	124	15	1	—	(1)	15
Balance June 30, 2024	1,938,745	$2,697	$10,189	$(270)	$4	$12,620
Comprehensive Earnings:
Net Earnings	—	—	894	—	—	894
Other Comprehensive Income	—	—	—	1	—	1
Total Comprehensive Earnings						895

Common stock dividends, $0.12 per share	—	—	(232)	—	—	(232)
Share Repurchases	(11,925)	(12)	(390)	—	—	(402)
Excise Tax on Net Share Repurchases	—	—	(4)	—	—	(4)
Stock Option Exercises and Other	1,603	58	—	—	1	59
Balance September 30, 2024	1,928,423	$2,743	$10,457	$(269)	$5	$12,936
(a) See Note 11, Revision of Prior Period Financial Statements.
(b) Accumulated Other Comprehensive Loss balances shown above are net of tax. The associated taxes were $74 million as of December 31, 2023, $72 million as of March 31, 2024, $72 million as of June 30, 2024 and $71 million as of September 30, 2024. For additional information, see Note 10, Other Comprehensive Income.

See accompanying notes to consolidated financial statements.
CSX Q3 2024 Form 10-Q p.6

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY (Unaudited)
(Dollars in Millions)

Nine Months 2023	Common Shares Outstanding (Thousands)	Common Stock and Other Capital	Retained Earnings (a)	Accumulated Other Comprehensive (Loss) Income(a,b)	Non-controlling Minority Interest	Total Shareholders' Equity (a)

Balance December 31, 2022	2,066,367	$2,640	$10,229	$(410)	$10	$12,469
Comprehensive Earnings:
Net Earnings	—	—	974	—	—	974
Other Comprehensive Income	—	—	—	2	—	2
Total Comprehensive Earnings						976

Common stock dividends, $0.11 per share	—	—	(226)	—	—	(226)
Share Repurchases	(35,157)	(35)	(1,032)	—	—	(1,067)
Excise Tax on Net Share Repurchases	—	—	(10)	—	—	(10)
Stock Option Exercises and Other	1,865	15	—	—	(2)	13
Balance March 31, 2023	2,033,075	$2,620	$9,935	$(408)	$8	$12,155
Comprehensive Earnings:
Net Earnings	—	—	984	—	—	984
Other Comprehensive Income	—	—	—	(4)	—	(4)
Total Comprehensive Earnings						980

Common stock dividends, $0.11 per share	—	—	(222)	—	—	(222)
Share Repurchases	(27,434)	(28)	(835)	—	—	(863)
Excise Tax on Net Share Repurchases	—	—	(9)	—	—	(9)
Stock Option Exercises and Other	712	38	(1)	—	(4)	33
Balance June 30, 2023	2,006,353	$2,630	$9,852	$(412)	$4	$12,074
Comprehensive Earnings:
Net Earnings	—	—	828	—	—	828
Other Comprehensive Income	—	—	—	18	—	18
Total Comprehensive Earnings						846

Common stock dividends, $0.11 per share	—	—	(218)	—	—	(218)
Share Repurchases	(31,018)	(31)	(940)	—	—	(971)
Excise Tax on Net Share Repurchases	—	—	(9)	—	—	(9)
Stock Option Exercises and Other	797	34	—	—	—	34
Balance September 30, 2023	1,976,132	$2,633	$9,513	$(394)	$4	$11,756
(a) See Note 11, Revision of Prior Period Financial Statements.
(b) Accumulated Other Comprehensive Loss balances shown above are net of tax. The associated taxes were $129 million as of December 31, 2022, $128 million as of March 31, 2023, $114 million as of June 30, 2023 and $108 million as of September 30, 2023. For additional information, see Note 10, Other Comprehensive Income.

See accompanying notes to consolidated financial statements.
CSX Q3 2024 Form 10-Q p.7

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
CSX Q3 2024 Form 10-Q p.8

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

Fiscal Year
The Company's fiscal periods are based upon the calendar year. Except as otherwise specified, references to “third quarter(s)” or “nine months” indicate CSX's fiscal periods ending September 30, 2024 and September 30, 2023, and references to "year-end" indicate the fiscal year ended December 31, 2023.

New Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Improvements to Reportable Segment Disclosures. This standard update requires additional interim and annual disclosures about a reportable segment’s expenses, even for companies with only one reportable segment. The Company is required to adopt the guidance for its 2024 annual report filed on Form 10-K. The Company is currently evaluating the impact of these amendments on its disclosures, but this standard update will not impact the Company's results of operations or financial position.

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

Revision of Prior Period Financial Statements
During second quarter 2024, CSX completed a review of the accounting treatment for engineering scrap and certain engineering support labor and identified misstatements between the balance sheet and operating expense in previously issued financial statements. The Company determined the impacts of these misstatements were immaterial to the financial statements for all prior periods identified. For comparative purposes, the Company has made corrections to the consolidated financial statements and applicable notes for the prior periods presented in this Form 10-Q. See Note 11, Revision of Prior Period Financial Statements, for additional information and quantification of prior period restatement impacts.

CSX Q3 2024 Form 10-Q p.9

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2.    Earnings Per Share

The following table sets forth the computation of basic earnings per share and earnings per share, assuming dilution.

	Third Quarters		Nine Months
	2024	2023 (a)	2024 (a)	2023 (a)
Numerator (Dollars in Millions):
Net Earnings	$894	$828	$2,737	$2,786

Denominator (Units in Millions):
Average Common Shares Outstanding	1,936	1,994	1,946	2,022
Other Potentially Dilutive Common Shares	4	5	4	5
Average Common Shares Outstanding, Assuming Dilution	1,940	1,999	1,950	2,027

Net Earnings Per Share, Basic	$0.46	$0.42	$1.41	$1.38
Net Earnings Per Share, Assuming Dilution	$0.46	$0.41	$1.40	$1.37
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

CSX Q3 2024 Form 10-Q p.10

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2.    Earnings Per Share, continued

Share Repurchases
During November 2023, the share repurchase program announced in July 2022 was completed and the Company began repurchasing shares under the $5 billion share repurchase program approved in October 2023. Total repurchase authority remaining was $3.6 billion as of September 30, 2024.

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

During third quarters and nine months ended September 30, 2024 and September 30, 2023, the Company engaged in the following repurchase activities:

	Third Quarters		Nine Months
	2024	2023	2024	2023
Shares Repurchased (Millions)	12	31	35	94
Cost of Shares (Dollars in Millions)	$402	$971	$1,212	$2,901

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

CSX Q3 2024 Form 10-Q p.11

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

	Third Quarters		Nine Months
(Dollars in Millions)	2024	2023	2024	2023
Share-Based Compensation Expense:
Restricted Stock Units	$7	$5	$21	$14
Performance units	4	5	7	14
Stock Options	3	3	9	9
Employee Stock Purchase Plans	2	2	6	6
Stock Awards for Directors	—	—	2	2
Total Share-Based Compensation Expense	$16	$15	$45	$45
Income Tax Benefit	$4	$3	$12	$10

Long-term Incentive Plan
In February 2024, the Company granted the following awards under a new long-term incentive plan ("LTIP") for the years 2024 through 2026, which was adopted under the CSX 2019 Stock and Incentive Award Plan.

	Granted (Thousands)	Weighted Avg. Fair Value
Performance Units	605	$38.66
Restricted Stock Units	601	36.72
Stock Options	957	11.57

CSX Q3 2024 Form 10-Q p.12

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

CSX Q3 2024 Form 10-Q p.13

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.    Casualty, Environmental and Other Reserves

Personal injury and environmental reserves are considered critical accounting estimates due to the need for management judgment. Casualty, environmental and other reserves are provided for in the consolidated balance sheets as shown in the table below.

	September 30, 2024			December 31, 2023
(Dollars in Millions)	Current	Long-term	Total	Current	Long-term	Total

Casualty:
Personal Injury	$51	$91	$142	$45	$83	$128
Occupational	11	58	69	7	60	67
Total Casualty	62	149	211	52	143	195
Environmental	36	111	147	41	113	154
Other	49	49	98	51	40	91
Total	$147	$309	$456	$144	$296	$440

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

Personal Injury
Personal injury reserves represent liabilities for employee work-related and third-party injuries. Work-related injuries for CSXT employees are primarily subject to the Federal Employers’ Liability Act (“FELA”). CSXT retains an independent actuary to assist management in assessing the value of personal injury claims. An analysis is performed by the actuary quarterly and is reviewed by management. This analysis did not result in a material adjustment to the personal injury reserve in the quarters and nine months ended September 30, 2024, or September 30, 2023.

CSX Q3 2024 Form 10-Q p.14

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.    Casualty, Environmental and Other Reserves, continued

Occupational
Occupational reserves represent liabilities arising from allegations of exposure to certain materials in the workplace (such as solvents, soaps, chemicals and diesel fumes), past exposure to asbestos or allegations of chronic physical injuries resulting from work conditions (such as repetitive stress injuries). The Company retains an independent actuary to analyze the Company’s historical claim filings, settlement amounts, and dismissal rates to assist in determining future anticipated claim filing rates and average settlement values. This analysis is performed by the actuary and reviewed by management quarterly. The analysis did not result in a material adjustment to the occupational reserve in the quarters and nine months ended September 30, 2024, or September 30, 2023.

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

CSX Q3 2024 Form 10-Q p.15

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

The Company is able to estimate a range of possible loss for certain matters for which a loss is reasonably possible in excess of reserves established. The Company has estimated this range to be $3 million to $67 million in the aggregate at September 30, 2024. This estimated aggregate range is based upon currently available information and is subject to significant judgment and a variety of assumptions. Accordingly, the Company's estimate will change from time to time, and actual losses may vary significantly from the current estimate.
CSX Q3 2024 Form 10-Q p.16

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
CSX Q3 2024 Form 10-Q p.17

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

Regulatory
In October 2024, the Company received a subpoena from the Enforcement Division of the U.S. Securities and Exchange Commission ("SEC") requesting information relating to, among other things, the accounting restatement disclosed in the Company’s August 5, 2024 10-Q. The Company has also been responding to information requests by the SEC related to certain of the Company’s non-financial performance metrics. The Company is cooperating with the SEC and providing information responsive to these requests. While the Company believes its reporting complied with applicable requirements in all material respects, the Company cannot anticipate the timing, scope, outcome or possible impact of the investigation, financial or otherwise.
CSX Q3 2024 Form 10-Q p.18

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

	Pension Benefits Cost
	Third Quarters		Nine Months
(Dollars in Millions)	2024	2023	2024	2023
Service Cost Included in Labor and Fringe	$6	$6	$18	$18

Interest Cost	27	28	80	84
Expected Return on Plan Assets	(42)	(41)	(127)	(123)
Amortization of Net Loss	5	7	14	21
Total Included in Other Income - Net	(10)	(6)	(33)	(18)

Net Periodic Benefit Credit	$(4)	$—	$(15)	$—

Qualified pension plan obligations are funded in accordance with regulatory requirements and with an objective of meeting or exceeding minimum funding requirements necessary to avoid restrictions on flexibility of plan operation and benefit payments. No contributions to the Company's qualified pension plans are expected in 2024.

CSX Q3 2024 Form 10-Q p.19

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7.    Debt and Credit Agreements

Total activity related to long-term debt as of the end of third quarter 2024 is shown in the table below. For fair value information related to the Company's long-term debt, see Note 9, Fair Value Measurements.

(Dollars in Millions)	Current Portion	Long-term Portion	Total
Long-term Debt as of December 31, 2023	$558	$17,975	$18,533
2024 Activity:
Long-term Debt Issued	—	550	550
Long-term Debt Repaid	(556)	—	(556)
Reclassifications	4	(4)	—
Hedging, Discount, Premium and Other Activity	—	14	14
Long-term Debt as of September 30, 2024	$6	$18,535	$18,541

Debt Issuance
On September 18, 2024, CSX issued $550 million of 4.90% notes due 2055. These notes are included in the consolidated balance sheets under long-term debt and may be redeemed by the Company at any time, subject to payment of certain make-whole premiums. The net proceeds will be used for general corporate purposes, which may include debt repayments, repurchases of CSX's common stock, capital investment and working capital requirements.

Interest Rate Derivatives
Fair Value Hedges
In fourth quarter 2023, CSX entered into two separate fixed-to-floating interest rate swaps classified as fair value hedges. The swaps are designed to hedge 10 years of interest rate risk associated with market fluctuations attributable to the Secured Overnight Financing Rate ("SOFR") on a cumulative $250 million of fixed rate outstanding notes which are due in 2033. The cumulative fair value of these swaps, which is included in other long-term assets on the consolidated balance sheet, was an asset of $21 million and $19 million as of September 30, 2024 and December 31, 2023, respectively.

In first quarter 2022, CSX entered into five separate fixed-to-floating interest rate swaps classified as fair value hedges. The swaps are designed to hedge 10 years of interest rate risk associated with market fluctuations attributable to the SOFR on a cumulative $800 million of fixed rate outstanding notes which are due between 2036 and 2040. The cumulative fair value of these swaps, which is included in other long-term liabilities on the consolidated balance sheet, was a liability of $99 million and $107 million as of September 30, 2024 and December 31, 2023, respectively.

CSX Q3 2024 Form 10-Q p.20

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

(Dollars in Millions)	September 30, 2024	December 31, 2023
Notional Value of Hedged Notes	$1,050	$1,050
Fair Value Asset Adjustment to Hedged Notes	21	19
Fair Value Liability Adjustment to Hedged Notes	(99)	(107)
Carrying Amount of Hedged Notes	$972	$962

Gains and losses resulting from changes in fair value of the interest rate swaps offset changes in the fair value of the hedged portion of the underlying debt with no gain or loss recognized due to hedge ineffectiveness. The difference in the net fixed-to-float interest settlement on the derivatives is recognized in interest expense and is summarized as follows.

	Third Quarters		Nine Months
(Dollars in Millions)	2024	2023	2024	2023
Interest Expense Impact (Increase) Decrease	$(8)	$(7)	$(24)	$(19)

Cash Flow Hedges
The Company had forward starting interest rate swaps, classified as cash flow hedges, that had an aggregate notional value of $500 million at inception. These swaps were effected to hedge the benchmark interest rate associated with future interest payments related to the anticipated refinancing of $850 million of 3.25% notes due in 2027. In accordance with the Derivatives and Hedging Topic in the ASC, the Company has designated these swaps as cash flow hedges. Under the terms of the Adjustable Interest Rate (LIBOR) Act, the reference rate on the swaps were automatically replaced with daily compounded SOFR plus the fallback spread on July 1, 2023, the LIBOR replacement date. As of December 31, 2023, the asset value of the forward starting interest rate swaps was $48 million and was recorded in other long-term assets on the consolidated balance sheet. Unrealized gains or losses associated with changes in the fair value of the hedge are recorded net of tax in accumulated other comprehensive income ("AOCI") on the consolidated balance sheet.

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

In second quarter 2024, CSX executed a final settlement equal to $114 million notional value of the cash flow hedges, which resulted in CSX receiving a cash payment of $52 million included in other operating activities on the consolidated cash flow statement. As of September 30, 2024, no unsettled aggregate notional value of these swaps remains and there is no related asset or liability.

CSX Q3 2024 Form 10-Q p.21

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

	Third Quarters		Nine Months
(Dollars in Millions)	2024	2023	2024	2023
Unrealized Gain - Net	$—	$14	$3	$4

See Note 9, Fair Value Measurements, and Note 10, Other Comprehensive Income (Loss), for additional information about the Company's hedges.

Credit Facility
The Company has a $1.2 billion unsecured revolving credit facility backed by a diverse syndicate of banks. This facility allows same-day borrowings at floating interest rates, based on SOFR or an agreed-upon replacement reference rate, plus a spread that depends upon CSX's senior unsecured debt ratings. This facility expires in February 2028. As of September 30, 2024, the Company had no outstanding balances under this facility.

Commitment fees and interest rates payable under the facility were similar to fees and rates available to comparably rated investment-grade borrowers. As of third quarter 2024, CSX was in compliance with all covenant requirements under this facility.

Commercial Paper
Under its commercial paper program, which is backed by the revolving credit facility, the Company may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $1.0 billion outstanding at any one time. Proceeds from issuances of the notes are expected to be used for general corporate purposes. At September 30, 2024, the Company had no outstanding debt under the commercial paper program.

CSX Q3 2024 Form 10-Q p.22

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8.     Revenues

The Company’s revenues are primarily derived from the transportation of freight as performance obligations that arise from its contracts with customers are satisfied. The following table presents the Company’s revenues disaggregated by market as this best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors:

	Third Quarters		Nine Months
(Dollars in Millions)	2024	2023	2024	2023

Chemicals	$727	$646	$2,142	$1,938
Agricultural and Food Products	416	376	1,229	1,228
Automotive	301	308	930	905
Forest Products	259	243	790	761
Metals and Equipment	208	225	658	704
Minerals	202	190	583	554
Fertilizers	118	124	380	381
Total Merchandise	2,231	2,112	6,712	6,471

Coal	553	594	1,748	1,864
Intermodal	509	517	1,521	1,508
Trucking	214	218	650	678
Other	112	131	370	456
Total	$3,619	$3,572	$11,001	$10,977

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

(Dollars in Millions)	September 30, 2024	December 31, 2023

Freight Receivables	$1,045	$1,047
Freight Allowance for Credit Losses	(17)	(18)
Freight Receivables - Net	1,028	1,029

Non-Freight Receivables	398	378
Non-Freight Allowance for Credit Losses	(13)	(14)
Non-Freight Receivables - Net	385	364
Total Accounts Receivable - Net	$1,413	$1,393

The Company maintains an allowance for credit losses to provide for the estimated amount of receivables that will not be collected. The allowance is based upon an assessment of risk characteristics, historical payment experience, and the age of outstanding receivables adjusted for forward-looking economic conditions as necessary. Credit losses recognized on the Company’s accounts receivable were not material in the third quarters or nine months ended September 30, 2024, and 2023.
CSX Q3 2024 Form 10-Q p.23

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9.    Fair Value Measurements

Investments
The Company's investment assets are carried at fair value on the consolidated balance sheet in accordance with the Fair Value Measurements and Disclosures Topic in the ASC. They are valued with assistance from a third-party trustee and consist of fixed income mutual funds, exchange-traded funds, corporate bonds, asset-backed securities and government securities. The fixed income mutual funds are valued at the net asset value of shares held based on quoted market prices determined in an active market, which are Level 1 inputs. The exchange-traded funds are valued at quoted market prices determined in an active market, which are Level 1 inputs. The corporate bonds, asset-backed securities and government securities are valued using broker quotes that utilize observable market inputs, which are Level 2 inputs. Unrealized gains as of September 30, 2024, and unrealized losses as of September 30, 2023, were not material. The Company believes any impairment of investments held with gross unrealized losses to be temporary and not the result of credit risk.

The Company's investment assets are carried at fair value on the consolidated balance sheets, within the line items Short-term Investments and Other Long-term Assets, as summarized in the following table.

	September 30, 2024			December 31, 2023
(Dollars in Millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Fixed Income Mutual Funds	$—	$—	$—	$80	$—	$80
Exchange-traded Funds	2	—	2	—	—	—
Corporate Bonds	—	76	76	—	60	60
Asset-backed Securities	—	28	28	—	1	1
Government Securities	—	40	40	—	40	40
Total Investments at Fair Value	$2	$144	$146	$80	$101	$181

Total Investments at Amortized Cost (a)			$144			$184

These investments have the following maturities (b):

(Dollars in Millions)	September 30, 2024	December 31, 2023
Less than 1 year	$12	$83
1 - 5 years	69	37
5 - 10 years	16	17
Greater than 10 years	47	44
Total Investments at Fair Value	$144	$181
(a) Exchange-traded funds are excluded as they are not disclosed at amortized cost.
(b) Exchange-traded funds are excluded as there is no stated contractual maturity date.

CSX Q3 2024 Form 10-Q p.24

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

The fair value and carrying value of the Company's long-term debt is as follows:

(Dollars in Millions)	September 30, 2024	December 31, 2023
Long-term Debt (Including Current Maturities):
Fair Value	$17,619	$17,528
Carrying Value	18,541	18,533

Interest Rate Derivatives
The Company’s fixed-to-floating and forward starting interest rate swaps are carried at their respective fair values, which are determined with assistance from a third party based upon pricing models using inputs observed from actively quoted markets. All of the inputs used to determine the fair value of the swaps are Level 2 inputs. The fair value of the Company’s fixed-to-floating interest rate swaps was an asset of $21 million and $19 million (for swaps entered in 2023), and a liability of $99 million and $107 million (for swaps entered in 2022) as of September 30, 2024, and December 31, 2023, respectively. The fair value of the Company’s forward starting interest rate swap asset was $48 million as of December 31, 2023. As of September 30, 2024, the forward interest rate swap was fully settled and there is no related asset or liability. See Note 7, Debt and Credit Agreements, for further information.

CSX Q3 2024 Form 10-Q p.25

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10.     Other Comprehensive Income (Loss)

Total comprehensive earnings are defined as all changes in shareholders' equity during a period, other than those resulting from investments by and distributions to shareholders (e.g. issuance of equity securities and dividends). Generally, for CSX, total comprehensive earnings equal net earnings plus or minus adjustments for pension and other post-retirement liabilities as well as derivative activity and other adjustments. Total comprehensive earnings represent the activity for a period net of tax and was $895 million and $846 million for third quarters 2024 and 2023, respectively, and $2.7 billion and $2.8 billion for the nine months ended September 30, 2024 and 2023, respectively.

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

	Pension and Other Post-Employment Benefits	Interest Rate Derivatives	Other	Accumulated Other Comprehensive (Loss) Income
(Dollars in Millions)
Balance December 31, 2023, Net of Tax (a)	$(390)	$150	$(39)	$(279)
Other Comprehensive Income (Loss)
Income Before Reclassifications	—	4	—	4
Amounts Reclassified to Net Earnings	8	—	1	9
Tax Expense	(2)	(1)	—	(3)
Total Other Comprehensive Income	6	3	1	10
Balance September 30, 2024, Net of Tax	$(384)	$153	$(38)	$(269)
(a) See Note 11, Revision of Prior Period Financial Statements.
CSX Q3 2024 Form 10-Q p.26

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

CSX Q3 2024 Form 10-Q p.27

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

CSX Q3 2024 Form 10-Q p.28

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

CSX Q3 2024 Form 10-Q p.29

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

CSX Q3 2024 Form 10-Q p.30

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
CSX Q3 2024 Form 10-Q p.31

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
CSX Q3 2024 Form 10-Q p.32

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER 2024 HIGHLIGHTS

•Revenue increased $47 million, or 1%, year over year.
•Expenses decreased $36 million, or 2%, year over year.
•Operating income of $1.4 billion increased $83 million, or 7%, year over year.
•Operating margin of 37.4% increased 180 basis points versus prior year.
•Earnings per diluted share of $0.46 increased $0.05, or 12%, year over year.

	Third Quarters				Nine Months
	2024	2023 (a)	Fav / (Unfav)	% Change	2024 (a)	2023 (a)	Fav / (Unfav)	% Change
Volume (in Thousands)	1,590	1,550	40	3%	4,702	4,582	120	3%

(in Millions)
Revenue	$3,619	$3,572	$47	1	$11,001	$10,977	$24	—
Expense	2,265	2,301	36	2	6,862	6,793	(69)	(1)
Operating Income	$1,354	$1,271	$83	7%	$4,139	$4,184	$(45)	(1)%

Operating Margin	37.4%	35.6%	180	bps	37.6%	38.1%	(50)	bps

Earnings Per Diluted Share	$0.46	$0.41	$0.05	12%	$1.40	$1.37	$0.03	2%
(a) See Note 11, Revision of Prior Period Financial Statements.

CSX Q3 2024 Form 10-Q p.33

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Volume and Revenue (Unaudited)
Volume (Thousands of Units); Revenue (Dollars in Millions); Revenue Per Unit (Dollars)
Third Quarters
	Volume			Revenue			Revenue Per Unit
	2024	2023	% Change	2024	2023	% Change	2024	2023	% Change
Chemicals	176	161	9%	$727	$646	13%	$4,131	$4,012	3%
Agricultural and Food Products	118	108	9	416	376	11	3,525	3,481	1
Automotive	98	101	(3)	301	308	(2)	3,071	3,050	1
Minerals	96	95	1	202	190	6	2,104	2,000	5
Forest Products	73	67	9	259	243	7	3,548	3,627	(2)
Metals and Equipment	64	70	(9)	208	225	(8)	3,250	3,214	1
Fertilizers	45	47	(4)	118	124	(5)	2,622	2,638	(1)
Total Merchandise	670	649	3	2,231	2,112	6	3,330	3,254	2
Intermodal	730	708	3	509	517	(2)	697	730	(5)
Coal	190	193	(2)	553	594	(7)	2,911	3,078	(5)
Trucking	—	—	—	214	218	(2)	—	—	—
Other	—	—	—	112	131	(15)	—	—	—
Total	1,590	1,550	3%	$3,619	$3,572	1%	$2,276	$2,305	(1)%

Nine Months
	Volume			Revenue			Revenue Per Unit
	2024	2023	% Change	2024	2023	% Change	2024	2023	% Change
Chemicals	517	481	7%	$2,142	$1,938	11%	$4,143	$4,029	3%
Agricultural and Food Products	347	348	—	1,229	1,228	—	3,542	3,529	—
Automotive	297	290	2	930	905	3	3,131	3,121	—
Minerals	273	273	—	583	554	5	2,136	2,029	5
Forest Products	220	212	4	790	761	4	3,591	3,590	—
Metals and Equipment	202	217	(7)	658	704	(7)	3,257	3,244	—
Fertilizers	142	152	(7)	380	381	—	2,676	2,507	7
Total Merchandise	1,998	1,973	1	6,712	6,471	4	3,359	3,280	2
Intermodal	2,147	2,046	5	1,521	1,508	1	708	737	(4)
Coal	557	563	(1)	1,748	1,864	(6)	3,138	3,311	(5)
Trucking	—	—	—	650	678	(4)	—	—	—
Other	—	—	—	370	456	(19)	—	—	—
Total	4,702	4,582	3%	$11,001	$10,977	—%	$2,340	$2,396	(2)%

CSX Q3 2024 Form 10-Q p.34

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Third Quarter 2024

Revenue
Total revenue increased 1% in the third quarter 2024 when compared to third quarter 2023, primarily due to higher merchandise and intermodal volumes as well as pricing gains in merchandise. These increases were partially offset by lower coal revenue, which includes the impact of lower global benchmark rates, as well as lower fuel recovery and decreases in other revenue.

Merchandise Volume
Chemicals - Increased due to higher shipments of plastics, crude oil, natural gas liquids and other industrial chemicals.

Agricultural and Food Products - Increased due to higher shipments of domestic and export grain, as well as higher ethanol shipments.

Automotive - Decreased due to lower North American vehicle production.

Minerals - Increased primarily due to higher shipments of cement.
Forest Products - Increased due to higher shipments of pulpboard and paper.

Metals and Equipment - Decreased primarily due to lower steel and scrap shipments.

Fertilizers - Decreased primarily due to declines in long-haul phosphates shipments.

Intermodal Volume
Intermodal volume increased due to international shipments driven by higher east coast port volumes. Domestic shipments were relatively flat as increased transcontinental shipments were offset by the impacts of a continued soft trucking environment.

Coal Volume
Export coal increased due to higher shipments of thermal and metallurgical coal. Domestic coal decreased primarily due to lower shipments of coal to utility plants, as well as lower shipments to river and lake terminals.

Trucking Revenue
Trucking revenue decreased $4 million versus the prior year due to lower fuel and capacity surcharges.

Other Revenue
Other revenue was $19 million lower, primarily resulting from lower carload demurrage and other items.
CSX Q3 2024 Form 10-Q p.35

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Expenses
Expenses of $2.3 billion decreased $36 million, or 2%, in third quarter 2024 when compared to the third quarter 2023.

Labor and Fringe expense increased $45 million due to the following:
•An increase of $25 million was driven by inflation.
•Other items increased $20 million, including the impact of higher headcount.

Purchased Services and Other expense decreased $25 million due to the following:
•A decrease of $26 million was due to lower casualty-related costs and favorable inventory adjustments.
▪All other net costs increased $1 million as inflation was partially offset by efficiency savings and other items.

Depreciation and Amortization expense increased $13 million as a result of a larger asset base.

Fuel costs decreased $73 million as a result of a 17% decrease in locomotive fuel prices and improved efficiency.

Equipment and Other Rents expense decreased $3 million due to several non-significant items.

Gains/Losses on Property Dispositions decreased to a $1 million loss from a $6 million gain in the prior year.

Interest Expense
Interest expense increased $3 million primarily due to higher average debt balances.

Other Income - Net
Other income - net increased $2 million due to non-significant items.

Income Tax Expense
Income tax expense increased $16 million primarily due to higher earnings before income taxes.
CSX Q3 2024 Form 10-Q p.36

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nine Months Results of Operations

Revenue increased $24 million primarily due to higher merchandise revenue, driven by pricing and volume gains, as well as higher intermodal volume. These increases were partially offset by lower fuel recovery, lower coal revenue, which includes the impact of lower global benchmark rates, as well as decreases in other revenue.

Total expense increased $69 million primarily due to inflation, higher headcount, higher depreciation and lower insurance recoveries compared to the prior year, partially offset by lower fuel prices and efficiency savings.

Interest expense increased $20 million primarily as a result of higher average debt balances.

Other income - net decreased $1 million primarily because lower income related to customer finance charges was offset by increases in net pension benefit credits.

Income tax expense decreased $17 million primarily due to lower earnings before income taxes.
CSX Q3 2024 Form 10-Q p.37

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

CSX Q3 2024 Form 10-Q p.38

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table reconciles operating income (the most directly comparable GAAP measure) to Economic Profit (non-GAAP measure).

	Nine Months
(Dollars in Millions)	2024 (a)	2023 (a)
Operating Income	$4,139	$4,184
Add: Depreciation, Amortization, and Operating Lease Expense	1,323	1,283
Remove: Unusual Items (b)	—	—
Taxes (c)	(819)	(820)
Gross Cash Earnings or "GCE"	4,643	4,647

Operating Assets
Current Assets (Less Cash and Short-term Investments)	(1,940)	(1,877)
Gross Properties	(51,062)	(49,237)
Other Assets	(4,255)	(3,814)
Operating Liabilities
Non-Interest Bearing Liabilities	10,957	10,699
Gross Operating Assets or "GOA" (d)	(46,300)	(44,229)
Capital Charge (e)	(2,778)	(2,654)
Economic Profit (Non-GAAP) calculated as GCE less Capital Charge	$1,865	$1,993
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

Free Cash Flow
Management believes that Free Cash Flow ("FCF") is supplemental information useful to investors as it is important in evaluating the Company’s financial performance. More specifically, FCF measures cash generated by the business after reinvestment. This measure represents cash available for both equity and bond investors to be used for dividends, share repurchases or principal reduction on outstanding debt. FCF is calculated by using net cash from operations and adjusting for property additions and proceeds and advances from property dispositions. FCF should be considered in addition to, rather than a substitute for, cash provided by operating activities. The decrease in FCF before dividends from the prior year of $301 million is primarily due to less cash from operating activities and higher property additions. Cash from operating activities in the nine months ended September 30, 2024 includes the impact of $387 million of federal and state tax payments related to the 2023 tax year that were previously postponed under tax relief announcements for those impacted by Hurricane Idalia. Cash from operating activities in the prior year period includes the payment of $238 million for retroactive wages and bonuses, and associated taxes, related to finalized labor agreements.

CSX Q3 2024 Form 10-Q p.39

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table reconciles cash provided by operating activities (GAAP measure) to FCF before dividends (non-GAAP measure).

	Nine Months
(Dollars in Millions)	2024 (a)	2023 (a)
Net cash provided by operating activities	$3,859	$4,025
Property Additions	(1,691)	(1,571)
Proceeds and Advances from Property Dispositions	50	65
Free Cash Flow or "FCF" (before payment of dividends)	$2,218	$2,519
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

In the third quarter of 2024, velocity increased by 6% while dwell increased by 7% versus prior year. Carload trip plan performance and intermodal trip plan performance decreased by 2%. The Company continues to focus on operational improvements and executing the operating plan to deliver safe, reliable and efficient service to customers.

While the personal injury frequency increased in third quarter 2024 compared to the prior year, the FRA train accident rate decreased. Safety is a top priority at CSX, and the Company is committed to reducing risk and enhancing the overall safety of its employees, customers, and communities in which the Company operates.

CSX Q3 2024 Form 10-Q p.40

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Third Quarters			Nine Months
	2024	2023	Improvement / (Deterioration)	2024	2023	Improvement / (Deterioration)
Operations Performance (a)
Train Velocity (Miles Per Hour)	18.6	17.6	6%	18.3	17.9	2%
Dwell (Hours)	10.3	9.6	(7)%	10.0	9.3	(8)%
Cars Online	126,623	125,318	(1)%	125,839	126,195	—%
On-Time Originations	72%	74%	(3)%	74%	79%	(6)%
On-Time Arrivals	66%	67%	(1)%	67%	72%	(7)%
Carload Trip Plan Performance	80%	82%	(2)%	81%	84%	(4)%
Intermodal Trip Plan Performance	92%	94%	(2)%	94%	95%	(1)%
Fuel Efficiency	0.95	1.06	10%	0.98	1.03	5%

Revenue Ton-Miles (Billions)
Merchandise	32.5	31.3	4%	97.2	95.9	1%
Coal	9.1	9.4	(3)%	27.3	27.8	(2)%
Intermodal	7.2	7.1	1%	21.5	21.0	2%
Total Revenue Ton-Miles	48.8	47.8	2%	146.0	144.7	1%

Total Gross Ton-Miles (Billions)	95.7	94.5	1%	288.3	284.6	1%

Safety (b)
FRA Personal Injury Frequency Index	1.22	1.05	(16)%	1.24	1.02	(22)%
FRA Train Accident Rate	2.92	3.91	25%	3.27	3.78	13%
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
CSX Q3 2024 Form 10-Q p.41

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

Material Changes in Significant Cash Flows
Significant Cash Flows
    The following chart highlights the operating, investing and financing components of the net increase of $291 million and decrease of $573 million in cash and cash equivalents for the nine months ended September 30, 2024 and September 30, 2023, respectively.

•The Company generated $166 million less cash from operating activities primarily driven by $387 million of federal and state tax payments related to the 2023 tax year, which were previously postponed under tax relief announcements for those impacted by Hurricane Idalia. This decrease was partially offset by the impact of prior year payments of $238 million for retroactive wages and bonuses, and associated taxes, related to finalized labor agreements.
•CSX used $216 million more cash for investing activities primarily as a result of higher property additions consistent with planned capital expenditures and increased acquisition spending, partially offset by higher net sales of short-term investments.
•The Company used $1.2 billion less cash for financing activities primarily due to lower share repurchases, partially offset by lower net proceeds from debt transactions.

CSX Q3 2024 Form 10-Q p.42

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sources of Cash and Liquidity and Uses of Cash
As of the end of third quarter 2024, CSX had $1.7 billion of cash, cash equivalents and short-term investments. CSX uses current cash balances for general corporate purposes, which may include capital expenditures, working capital requirements, reduction or refinancing of outstanding indebtedness, redemptions and repurchases of CSX common stock, dividends to shareholders, acquisitions and other business opportunities, and contributions to the Company's qualified pension plan. See Note 7, Debt and Credit Agreements.

The Company has multiple sources of liquidity, including cash generated from operations and financing sources. The Company filed a shelf registration statement with the SEC on February 16, 2022, which may be used to issue debt or equity securities at CSX’s discretion, subject to market conditions and CSX Board authorization. While CSX seeks to give itself flexibility with respect to cash requirements, there can be no assurance that market conditions would permit CSX to sell such securities on acceptable terms at any given time, or at all. During the nine months ended September 30, 2024, CSX issued a total of $550 million of long-term debt.

CSX has a $1.2 billion unsecured, revolving credit facility backed by a diverse syndicate of banks that expires in February 2028. At September 30, 2024, the Company had no outstanding balances under this facility. The Company also has a commercial paper program, backed by the revolving credit facility, under which the Company may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $1.0 billion outstanding at any one time. At September 30, 2024, the Company had no outstanding debt under the commercial paper program.

Planned capital investments for 2024 are expected to be approximately $2.5 billion, excluding spending to rebuild parts of the network damaged by hurricanes in late September and early October 2024. This damage as well as related costs and recoveries are still being assessed as of the date of the filing of this Form 10-Q. Spending to sustain core infrastructure with a focus on safety and reliability will also remain a top priority. In addition, management is committed to investments that promote profitable growth, including projects supporting service enhancements and productivity initiatives, which includes investments in locomotives and freight cars. CSX intends to fund capital investments primarily through cash generated from operations.

CSX Q3 2024 Form 10-Q p.43

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in the Consolidated Balance Sheets and Working Capital
Consolidated Balance Sheets
Total assets increased $857 million from year end primarily due to a $449 million increase in net property consistent with planned capital expenditures and a $291 million increase in cash and cash equivalents.

Total liabilities decreased $94 million from year end primarily due to debt repayments of $550 million and $387 million of federal and state tax payments related to the 2023 tax year that were previously postponed under tax relief announcements for those impacted by Hurricane Idalia. These decreases were partially offset by the issuance of $550 million in long-term debt and $226 million of deferred federal and state estimated tax payments related to the 2024 tax year, which were postponed under tax relief announcements for those impacted by Hurricane Debby. Total shareholders' equity increased $951 million from year end primarily driven by net earnings of $2.7 billion, partially offset by share repurchases of $1.2 billion and dividends paid of $700 million.

Working capital is considered a measure of a company's ability to meet its short-term needs. CSX had a working capital surplus of $1.0 billion as of September 30, 2024, and $136 million as of December 31, 2023. This increase of $872 million since year end is primarily due to cash-generating net earnings and debt issuance proceeds, partially offset by cash paid for property additions, payments for share repurchases and dividend payments as mentioned above. The Company's working capital balance varies due to factors such as the timing of scheduled debt payments and changes in cash and cash equivalent balances as discussed above. The Company continues to maintain adequate liquidity to satisfy current liabilities and maturing obligations when they come due. CSX has sufficient financial capacity, including its revolving credit facility, commercial paper program and shelf registration statement to manage its day-to-day cash requirements and any anticipated obligations. The Company from time to time accesses the credit markets for additional liquidity.

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

LABOR AGREEMENTS
Approximately 17,600 of the Company's approximately 23,400 employees are members of a rail labor union. As of December 2, 2022, all 12 rail unions at CSX that participated in national bargaining were covered by national agreements with the Class I railroads and CSX-specific agreements that will remain in effect through December 31, 2024. Collective agreements under the Railway Labor Act do not expire, but continue until amended. Prior to the current agreements becoming amendable, CSX worked with several rail unions on new five-year labor agreements. As of the date of this filing, new agreements have been fully ratified by three rail unions and CSX has one other tentative agreement pending ratification votes.
CSX Q3 2024 Form 10-Q p.44

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

CSX Q3 2024 Form 10-Q p.45

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
CSX Q3 2024 Form 10-Q p.46

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
CSX Q3 2024 Form 10-Q p.47

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

In second quarter 2024, CSX executed a final settlement equal to $114 million notional value of the cash flow hedges, which resulted in CSX receiving a cash payment of $52 million. The gain associated with the settled portion of these cash flow hedges will continue to be classified in AOCI until the associated debt instrument is issued in the future. No unsettled notional value of these swaps remain as of September 30, 2024.

ITEM 4. CONTROLS AND PROCEDURES
As of September 30, 2024, under the supervision and with the participation of CSX's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that, as of September 30, 2024, the Company's disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in CSX's periodic SEC reports. There were no changes in the Company's internal controls over financial reporting during the third quarter of 2024 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

CSX Q3 2024 Form 10-Q p.48

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

Item 2. CSX Purchases of Equity Securities
During November 2023, the share repurchase program announced in July 2022 was completed and the Company began repurchasing shares under the $5 billion share repurchase program approved in October 2023. Total repurchase authority remaining as of September 30, 2024 was $3.6 billion. For more information about share repurchases, see Note 2, Earnings Per Share. Share repurchase activity for the third quarter 2024 is shown below. Amounts exclude the impact of excise tax on net share repurchases imposed as part of the Inflation Reduction Act of 2022.

	CSX Purchases of Equity Securities for the Quarter
Third Quarter	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning Balance				$3,980,163,474
July 1 - July 31, 2024	—	n/a	—	3,980,163,474
August 1 - August 31, 2024	5,843,276	33.57	5,843,276	3,784,008,621
September 1 - September 30, 2024	6,081,905	33.74	6,081,905	3,578,784,545
Ending Balance	11,925,181	$33.66	11,925,181	$3,578,784,545

CSX Q3 2024 Form 10-Q p.49

CSX CORPORATION
PART II

Item 3. Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
    Not Applicable

Item 5. Other Information
During the third quarter of 2024, none of the Company's directors or officers adopted or terminated any "Rule 10b5-1 trading arrangement" or any "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.
CSX Q3 2024 Form 10-Q p.50

CSX CORPORATION
PART II

Item 6. Exhibits

Exhibit designation	Nature of exhibit	Previously filed as exhibit to

Officer certifications:
31*	Rule 13a-14(a) Certifications
32*	Section 1350 Certifications

Interactive data files:
101*
The following financial information from CSX Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 filed with the SEC on October 16, 2024, formatted in inline XBRL includes: (i) consolidated income statements for the quarters and nine months ended September 30, 2024, and September 30, 2023, (ii) condensed consolidated comprehensive income statements for the quarters and nine months ended September 30, 2024, and September 30, 2023, (iii) consolidated balance sheets at September 30, 2024, and December 31, 2023, (iv) consolidated cash flow statements for the nine months ended September 30, 2024, and September 30, 2023, (v) consolidated statement of changes in shareholders' equity for the quarters and nine months ended September 30, 2024, and September 30, 2023, and (vi) the notes to consolidated financial statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)

* Filed herewith
CSX Q3 2024 Form 10-Q p.51

CSX CORPORATION
PART II

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSX CORPORATION
(Registrant)

By: /s/ ANGELA C. WILLIAMS
Angela C. Williams
Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Dated: October 16, 2024

CSX Q3 2024 Form 10-Q p.52