Form 10-K
period 2024-12-31
CSX CORP
filed 2025-02-27
CIK 277948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(☒) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024
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
Emerging growth company (☐)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ( )
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report (☒)
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. (☒)
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). (☒)
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes (☐) No (X)
On June 30, 2024 (which is the last day of the second quarter and the required date to use), the aggregate market value of the Registrant’s voting stock held by non-affiliates was approximately $65 billion (based on the close price as reported on the NASDAQ National Market System on such date).
There were 1,894,616,582 shares of Common Stock outstanding on January 31, 2025 (the latest practicable date that is closest to the filing date).

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement (the “Proxy Statement”) to be filed no later than 120 days after the end of the fiscal year with respect to its 2025 annual meeting of shareholders.
CSX 2024 Form 10-K p.1

CSX 2024 Form 10-K p.2

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
CSX 2024 Form 10-K p.3

CSX CORPORATION
PART I

Lines of Business
During 2024, the Company's services generated $14.5 billion of revenue and served four primary lines of business: merchandise, intermodal, coal and trucking.
•The merchandise business shipped 2.6 million carloads (42% of volume) and generated $8.9 billion in revenue (61% of revenue) in 2024. The Company’s merchandise business is comprised of shipments in the following diverse markets: chemicals, agricultural and food products, automotive, minerals, forest products, metals and equipment, and fertilizers.
•The intermodal business shipped 2.9 million units (46% of volume) and generated $2.0 billion in revenue (14% of revenue) in 2024. The intermodal business combines the superior economics of rail transportation with the flexibility of trucks and offers a cost and environmental advantage over long-haul trucking. Through a network of approximately 30 terminals, the intermodal business serves all major markets east of the Mississippi River and transports mainly manufactured consumer goods in containers, providing customers with truck-like service for longer shipments.
•The coal business shipped 736 thousand carloads (12% of volume) and generated $2.2 billion in revenue (15% of revenue) in 2024. The Company transports domestic coal, coke and iron ore to electricity-generating power plants, steel manufacturers and industrial plants as well as export coal to deep-water port facilities. Most of the export coal the Company transports is used for steelmaking, while the majority of domestic coal the Company ships is used for electricity generation.
•The trucking business generated $844 million, or 6%, of revenue in 2024. Trucking revenue includes revenue from the operations of Quality Carriers.

Other revenue accounted for 4% of the Company’s total revenue in 2024. This category includes revenue from regional subsidiary railroads and incidental charges, including intermodal storage and equipment usage, demurrage and switching. Revenue from regional subsidiary railroads includes shipments by railroads that the Company does not directly operate. Intermodal storage represents charges for customer storage of containers at an intermodal terminal, ramp facility or offsite location beyond a specified period of time. Demurrage represents charges assessed when freight cars are held by a customer beyond a specified period of time. Switching represents charges assessed when a railroad switches cars for a customer or another railroad.

CSX's Committed Workforce
Most of the Company’s employees provide or support transportation services. The Company had more than 23,500 employees as of December 2024, which includes approximately 17,500 employees that are members of a rail labor union. There are 12 rail unions at CSX that participate in national bargaining. As of December 2, 2022, all of these rail unions were covered by national agreements with the Class I railroads and CSX-specific agreements that remained in effect through December 31, 2024. Collective agreements under the Railway Labor Act do not expire, but continue until amended. Prior to the 2022 agreements becoming amendable, CSX worked with several major rail unions on new five-year labor agreements. As of the date of this filing, new labor agreements have been fully ratified by seven unions representing approximately 40% of the Company's unionized workforce.

CSX prioritizes workplace safety for employees and is committed to continued improvement through enhanced processes, training, technology, communication, and continuous collaboration with customers and peers across the railroad industry. Training programs and processes are focused on injury and accident prevention as well as emergency preparedness. Additionally, the attainment of key safety targets is a component of management's annual incentive program. The FRA Personal Injury Frequency Index, a measure of the number of FRA-reportable injuries per 200,000 man-hours, was 1.19 in 2024 and 0.94 in 2023.

CSX 2024 Form 10-K p.4

CSX CORPORATION
PART I

The Compensation and Talent Management Committee of the Board of Directors is charged with oversight of CSX's workforce. The Company is committed to developing a culture that promotes workforce diversity and inclusion and encourages ethical behavior. As of December 31, 2024, approximately 22% of CSX's overall workforce and 35% of management was diverse, calculated as the percentage of males of color and all females. In 2024, CSX was recognized as a “Best Place to Work for Disability Inclusion” by Disability:IN and the American Association of People with Disabilities for a sixth consecutive year after receiving a top score on their disability equality index. The CSX Code of Ethics serves as a guiding standard for ethical behavior and covers many types of matters, including discrimination and harassment as well as safety. Annually, all management employees are required, and union employees are highly encouraged, to complete ethics training.

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

CSX 2024 Form 10-K p.5

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

For additional information concerning business conducted by the Company during 2024, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
CSX 2024 Form 10-K p.6

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
Legislation passed by Congress or state or local assemblies; new regulations issued by federal, state or local agencies; executive orders issued by the President of the United States or governors; or other governmental actions could significantly affect the revenues, costs (including income taxes), and profitability of the Company's business. In addition, statutes, regulations, orders or other governmental actions that, among other things, impose price constraints, restrict access to government funding, or affecting rail-to-rail competition could adversely affect the Company's profitability.

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

CSX 2024 Form 10-K p.7

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
The Company has been and could in the future be materially and adversely affected by a public health crisis, including a widespread epidemic or pandemic. During a health crisis, policies and initiatives may be instituted by the public and private sector to reduce transmission, such as closures of businesses and manufacturing facilities, the promotion of social distancing, the adoption of working from home by companies and institutions, and travel restrictions. These policies or initiatives could adversely affect demand for the commodities and products that the Company transports, including import and export volume.

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

CSX 2024 Form 10-K p.8

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

Additionally, if CSX is unable to successfully acquire, develop, implement, or update new or existing technology, including artificial intelligence, it may suffer adverse financial impacts or a competitive disadvantage within the rail industry and with companies providing other modes of transportation services.

Network or supply chain constraints could have a negative impact on service, operating efficiency or volume of shipments.
CSXT has experienced, and in the future could experience, rail network difficulties related to: (i) locomotive or crew shortages; (ii) labor shortages or other service disruptions in the supply chain affecting trucking, ports, handling facilities, customer facilities or other railroads; (iii) unpredictable increases in demand; (iv) extreme weather conditions; (v) regulatory changes resulting in forced access or impacting where and how fast CSXT can transport freight or maintain routes; (vi) reductions in availability of pooled equipment, including chassis; (vii) impacts from changes in network capacity or structure; or (viii) increased passenger activities, which could impact CSXT's operational fluidity, leading to deterioration of service, asset utilization and overall efficiency.

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
CSX 2024 Form 10-K p.9

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

Federal, state and local governmental bodies have adopted legislation and regulations relating to security issues that impact the transportation industry. For example, the Department of Homeland Security adopted regulations that require freight railroads to implement additional security protocols when transporting hazardous materials. Complying with these or future regulations could continue to increase the Company's operating costs and reduce operating efficiencies.

Severe weather or other natural occurrences could result in significant business interruptions and expenditures in excess of available insurance coverage.
The Company's operations may be affected by external factors such as severe weather and other natural occurrences, including floods, hurricanes, fires and earthquakes. As a result, the Company's rail network may be damaged, its workforce may be unavailable, fuel costs may rise and significant business interruptions could occur. In addition, the performance of locomotives and railcars could be adversely affected by extreme weather conditions. Hurricanes as well as storm and flooding events have impacted the Company's network in the past, leading to interrupted service and damage to track structure and equipment. Changes in weather patterns are expected to increase the frequency, severity or duration of certain adverse weather conditions.

Insurance maintained by the Company to protect against loss of business and other related consequences resulting from these natural occurrences is subject to coverage limitations, depending on the nature of the risk insured. This insurance may not be sufficient to cover all of the Company's damages or damages to others, and this insurance may not continue to be available at commercially reasonable rates. Even with insurance, if any natural occurrence leads to a catastrophic interruption of service, the Company may not be able to restore service without a significant interruption to operations.

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
CSX 2024 Form 10-K p.10

CSX CORPORATION
PART I

Global economic conditions could negatively affect demand for commodities and other freight.
A decline or disruption in general domestic and global economic conditions that affects demand for the commodities and products the Company transports, including import and export volume, could reduce revenues or have other adverse effects on the Company's cost structure and profitability. For example, slower rates of economic growth in Asia, contraction of European economies, and changes in the global supply of seaborne coal or price of seaborne coal have adverse impacts on U.S. export coal volume and result in lower coal revenue for CSX. Additionally, embargoes or changes to trade agreements or policies, such as tariffs, could result in reduced import and export volumes. If the Company experiences significant declines in demand for its transportation services with respect to one or more commodities and products or continues to experience the impacts of inflation, the Company may experience reduced revenue and increased operating costs, workforce adjustments, and other related activities, which could have a material adverse effect on the Company's financial condition, results of operations and liquidity.

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
Marketplace conditions for resources like locomotives and the availability of qualified personnel, including engineers and conductors as well as other skilled professional or technical employees, could each have a negative impact on the Company’s ability to meet demand for rail service. Although the Company strives to maintain adequate resources and personnel for the current business environment, unpredictable increases in demand for rail services or extreme weather conditions may exacerbate such risks, which could have a negative impact on the Company’s operational efficiency and otherwise have a material adverse effect on the Company’s financial condition, results of operations, or liquidity in a particular period.
CSX 2024 Form 10-K p.11

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

Climate and Environmental

The Company’s operations and financial results could be negatively impacted by climate or weather-related risks as well as regulatory and legislative responses.
There is potential for operational impacts from climate-related risks, including changing weather patterns, in the Company's operational territory, which could impact the Company's network or other assets.

Climate and emissions-related laws and regulations have been proposed and, in some cases adopted, on the federal, state, provincial and local levels. These final and proposed laws and regulations take the form of restrictions, caps, taxes or other controls on emissions as well as requirements to disclose climate-related information. In particular, the EPA has issued various regulations and may issue additional regulations targeting emission reductions, including rules and standards governing emissions from certain stationary and mobile sources. Any of these pending or proposed laws or regulations, could adversely affect the Company's operations and financial results by, among other things: (i) reducing coal-fired electricity generation due to mandated emission standards; (ii) reducing the consumption of coal as a viable energy resource in the United States and Canada; (iii) increasing the Company's fuel, capital and other operating costs and negatively affecting operating and fuel efficiencies; and (iv) making it difficult for the Company's customers in the U.S. and Canada to produce products in a cost competitive manner. Any of these factors could reduce the amount of shipments the Company handles and have a material adverse effect on the Company's financial condition, results of operations or liquidity. In addition, CSX may become subject to legal requirements to disclose climate-related information and may become subject to demands or expectations by its supply chain partners, customers or other stakeholders to disclose information relating to climate risk or set related targets or goals. The Company's current practices with respect to climate risk disclosure may fail to meet these developing legal requirements or stakeholder demands or expectations. In addition, legislative or regulatory uncertainties and change regarding climate-related risks, including inconsistent perspectives or requirements, are likely to result in higher regulatory, compliance, credit, reputational and other risks and costs.

CSX 2024 Form 10-K p.12

CSX CORPORATION
PART I

The Company is subject to environmental laws and regulations that may result in significant costs.
The Company is subject to wide-ranging federal, state, provincial and local environmental laws and regulations concerning, among other things, emissions into the air, ground and water; the handling, storage, use, generation, transportation and disposal of waste and other materials; the clean-up of hazardous material and petroleum releases and the health and safety of our employees. If the Company violates or fails to comply with these laws and regulations, CSX could be fined or otherwise sanctioned by regulators. The Company can also be held liable for consequences arising out of human exposure to any hazardous or otherwise harmful substances that CSX is transporting or storing. In certain circumstances, environmental liability can extend to formerly owned or operated properties, leased properties, adjacent properties and properties owned by third parties or Company predecessors, as well as to properties currently owned, leased or used by the Company.

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

CSX 2024 Form 10-K p.13

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
CSX 2024 Form 10-K p.14

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

Cybersecurity Governance
The cybersecurity program and related risks at CSX are managed by the VP Technology and CISO. The Company's CISO is a Certified Information Systems Auditor with over 30 years of industry experience including information security leadership positions at multiple publicly-traded companies. The CISO is supported by a team that includes the SOC, which consists of the Deputy Chief Information Security Officer ("Deputy CISO") and other cybersecurity professionals as well as a team of third-party contractors. The Deputy CISO has over 20 years of industry experience including federal cyber law enforcement.

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
CSX 2024 Form 10-K p.15

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

CSXT’s track structure includes mainline track, connecting terminals and yards, track within terminals and switching yards, sidings used for passing trains, track connecting CSXT's track to customer locations and turnouts that divert trains from one track to another. Total track miles, which reflect the size of CSXT’s network that connects markets, customers and western railroads, are greater than CSXT’s approximately 20,000 route miles. At December 2024, the breakdown of track miles was as follows:

Track
Miles
Single Mainline Track	19,773
Other Mainline Track	5,649
Terminals and Switching Yards	9,227
Passing Sidings and Turnouts	890
Total	35,539

In addition to its physical track structure, the Company operates numerous yards and terminals for rail and intermodal service. These serve as points of connectivity between the Company and its local customers and as sorting facilities where railcars and intermodal containers are received, classed for destination and placed onto outbound trains, or arrive and are delivered to the customer. The Company’s largest yards and terminals based on 2024 volume (number of railcars or intermodal containers processed) are listed below.

Yards and Terminals	Annual Volume
Waycross, GA	915,159
Bedford Park Intermodal Terminal (Chicago)	899,537
Nashville, TN	687,659
Selkirk, NY	636,745
Cincinnati, OH	624,644
Avon, IN (Indianapolis)	617,602
Fairburn, GA Intermodal Terminal (Atlanta)	414,598
Walbridge, OH (Toledo)	355,190
Louisville, KY	341,513
Chicago, IL	298,178
CSX 2024 Form 10-K p.16

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
CSX 2024 Form 10-K p.17

CSX CORPORATION
PART I

CSX Rail Network

Portland
Syracuse
Selkirk
Buffalo
Detroit
Chicago
Toledo
Cleveland
Willard
Pittsburgh
Columbus
Cumberland
Baltimore
Avon
Cincinnati
Russell
Louisville
Richmond
Rocky Mount
Nashville
Hamlet
Memphis
Florence
Birmingham
Atlanta
Charleston
Montgomery
Savannah
Waycross
Jacksonville
Mobile
New Orleans
Tampa
Major Terminal
CSX Rail Service
CSX Operating Agreement

CSX 2024 Form 10-K p.18

CSX CORPORATION
PART I

Locomotives
As of December 2024, CSXT owns or long-term leases more than 3,500 locomotives. From time to time, the Company also short-term leases locomotives based on business needs. Freight locomotives are used primarily to pull trains while switching locomotives are used in yards. Auxiliary units are typically used to provide extra traction for heavy trains in hilly terrain. Of owned locomotives, approximately 67% were in active service as of December 31, 2024, and the remainder were in storage to be utilized as needed. Storing locomotives and equipment allows the Company to quickly adjust its active fleet based on demand and other factors while avoiding delays due to supply limitations or excessive lead times to acquire additional equipment. As of December 2024, CSXT’s fleet of owned or long-term leased locomotives consisted of the following types:

	Locomotives	%	Average Age (in Years)
Freight	3,129	89%	23
Switching	210	6%	47
Auxiliary Units	175	5%	31
Total Locomotives	3,514	100%	25

Equipment
The Company owns or long-term leases rail equipment, including several types of freight cars and intermodal containers. Of total owned and long-term leased equipment, approximately 90% was in active service as of December 31, 2024, and the remainder were in storage to be utilized as needed. As of December 2024, the Company’s owned and long-term leased equipment consisted of the following:

Equipment	Number of Units	%
Gondolas	19,077	42%
Multi-level Flat Cars	11,036	24%
Open-top Hoppers	6,109	15%
Covered Hoppers	5,506	12%
Box Cars	2,318	5%
Flat Cars	565	1%
Other Cars	586	1%
Subtotal Freight Cars	45,197	100%
Containers	18,907
Total Equipment	64,104

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

CSX 2024 Form 10-K p.19

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

CSX 2024 Form 10-K p.20

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
Joseph R. Hinrichs, 58 President and Chief Executive Officer
Mr. Hinrichs, a leader with more than 30 years of experience in the global automotive, manufacturing, and energy sectors, was named President and Chief Executive Officer in September 2022.

Mr. Hinrichs previously worked at Ford Motor Company from 2000 to 2020, most recently serving as President of Ford's global automotive business. In that role, he led the company’s automotive operations, overseeing Ford’s global business units and the Ford and Lincoln brands. Mr. Hinrichs also led Ford’s automotive skill teams, overseeing product development, purchasing, manufacturing, labor affairs, marketing and sales, government affairs, information technology, sustainability, safety and environmental engineering. Other positions he held at Ford include President of Global Operations, President of the Americas, President of Asia Pacific and Africa, Chairman and CEO of Ford China, and Chairman & CEO of Ford Canada.

Over the four years prior to joining CSX, Mr. Hinrichs also served in multiple advisory and board roles of various companies.

Sean R. Pelkey, 45 Executive Vice President and Chief Financial Officer
Mr. Pelkey was named Executive Vice President and Chief Financial Officer in January 2022. In this role, he is responsible for all of the finance activities for the Company including accounting, financial planning, investor relations, procurement, tax and treasury. Prior to this role, Mr. Pelkey held the role of Vice President Finance & Treasury since 2017.

Prior to 2017, he has held the positions of Assistant Vice President of Capital Markets and Director Performance Analysis. During his 19 years with CSX, Mr. Pelkey has held a variety of other roles, including managerial roles in investor relations, financial planning and technology finance.

Kevin S. Boone, 47 Executive Vice President and Chief Commercial Officer
Mr. Boone has served as Executive Vice President and Chief Commercial Officer since June 2021. In his current role, he is responsible for developing and implementing the Company's commercial strategy and oversees functions including sales, marketing, customer solutions, real estate and industrial development.

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

CSX 2024 Form 10-K p.21

CSX CORPORATION
PART I

Name and Age	Business Experience During Past Five Years
Michael A. Cory, 62 Executive Vice President and Chief Operating Officer
Mr. Cory was named Executive Vice President and Chief Operating Officer in September 2023. In this role, he is responsible for transportation, network operations including terminals, mechanical, engineering and labor relations.

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

Stephen Fortune, 55 Executive Vice President and Chief Digital and Technology Officer
Mr. Fortune was named CSX's Executive Vice President and Chief Digital and Technology Officer in April 2022. In this role, he is responsible for leading the Company's technology strategy development, supporting business growth through innovative digital solutions and overseeing all aspects of CSX's information technology systems operations, including cybersecurity.

Prior to joining CSX with nearly 20 years of information technology experience, Mr. Fortune spent 30 years at BP, most recently as Chief Information Officer of the global BP group and with earlier experience as a chemical and process engineer before moving into operations management.

Michael S. Burns, 49 Senior Vice President and Chief Legal Officer, Corporate Secretary
Mr. Burns was named as the Senior Vice President, Chief Legal Officer, and Corporate Secretary, effective January 2, 2025. In this role, he is responsible for the Company's legal and regulatory affairs, risk management, public safety, environmental, and internal audit functions.

During his 18 years with the Company, Mr. Burns also served as Vice President, General Counsel, and Assistant Corporate Secretary as well as a variety of other legal roles. Prior to joining CSX, Mr. Burns worked in private practice with a focus on labor and employment law.

Diana B. Sorfleet, 60 Executive Vice President and Chief Administrative Officer
Ms. Sorfleet was named Executive Vice President and Chief Administrative Officer in July 2018. In this role, she is responsible for human resources, people systems and analytics, total rewards, facilities and aviation.

During her 13 years with the Company, Ms. Sorfleet also had responsibility for technology and labor relations and, prior to her current role, served as Chief Human Resources Officer. Prior to joining CSX, Ms. Sorfleet was Vice President of Diversity and Development at Exelon with 20 years of human resources experience in various positions involving recruiting, employee relations, strategic planning and leadership development.

Angela C. Williams, 50 Vice President and Chief Accounting Officer
Ms. Williams has served as Vice President and Chief Accounting Officer of CSX since March 2018. She is responsible for financial and regulatory reporting, freight billing and collections, payroll, accounts payable and various other accounting processes.

During her 21 years with the Company, she also served as Assistant Vice President - Assistant Controller and in other various accounting roles. With more than 25 years of experience, Ms. Williams held various accounting and auditing positions at KPMG LLP and Winn-Dixie Stores, Inc. prior to joining CSX. Ms. Williams is a Certified Public Accountant in the state of Florida.

CSX 2024 Form 10-K p.22

CSX CORPORATION
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
CSX’s common stock is listed on the Nasdaq Global Select Market, which is its principal trading market, and is traded over-the-counter and on exchanges nationwide. The official trading symbol is “CSX.”

Description of Common and Preferred Stock
A total of 5.4 billion shares of common stock are authorized, of which 1,900,189,590 shares were outstanding as of December 31, 2024. Each share is entitled to one vote in all matters requiring a vote of shareholders. There are no preemptive rights, which are privileges extended to select shareholders that would allow them to purchase additional shares before other members of the general public in the event of an offering. At January 31, 2025, the latest practicable date that is closest to the filing date, there were 20,567 common stock shareholders of record. The weighted average of common shares outstanding, which was used in the calculation of diluted earnings per share, was 1,943 million as of December 31, 2024 (see Note 2, Earnings Per Share). A total of 25 million shares of preferred stock is authorized, none of which is currently outstanding.

    The following table sets forth, for the quarters indicated, the dividends declared on CSX common stock.

	Quarter
	1st	2nd	3rd	4th	Year
2024	$0.12	$0.12	$0.12	$0.12	$0.48
2023	$0.11	$0.11	$0.11	$0.11	$0.44

CSX 2024 Form 10-K p.23

CSX CORPORATION
PART II
Stock Performance Graph
The cumulative shareholder returns, assuming reinvestment of dividends, on $100 invested at December 31, 2019 are illustrated on the graph below. The Company references the Standard & Poor's 500 Stock Index (“S&P 500 ®”), and the Dow Jones U.S. Transportation Average Index ("DJT"), which provide comparisons to a broad-based market index and other companies in the transportation industry. This performance graph shall not be deemed "soliciting material" or to be "filed" with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of CSX Corp. under the Securities Act of 1933, as amended, or the Exchange Act.

CSX 2024 Form 10-K p.24

CSX CORPORATION
PART II
CSX Purchases of Equity Securities

During fourth quarter 2023, the share repurchase program announced in July 2022 was completed and the Company began repurchasing shares under the $5 billion share repurchase program approved in October 2023. Total repurchase authority remaining as of December 31, 2024 was $2.6 billion. For more information about share repurchases, see Note 2, Earnings Per Share. Share repurchase activity of $992 million for the fourth quarter 2024 is shown in the table below. Amounts exclude the impact of excise tax on net share repurchases imposed as part of the Inflation Reduction Act of 2022.

CSX Purchases of Equity Securities for the Quarter
Fourth Quarter	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning Balance				$3,578,784,545
October 1 - October 31, 2024	8,928,889	$33.77	8,928,889	3,277,276,394
November 1 - November 30, 2024	4,196,033	34.85	4,196,033	3,131,027,408
December 1 - December 31, 2024	16,409,163	33.19	16,409,163	2,586,389,217
Ending Balance	29,534,085	$33.60	29,534,085	$2,586,389,217

Item 6.  Reserved
CSX 2024 Form 10-K p.25

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

Free cash flow ("FCF") - The calculation of a non-GAAP measure by using net cash provided by operating activities and adjusting for property additions and certain other investing activities. Free cash flow is a measure of cash available for paying dividends, share repurchases and principal reduction on outstanding debt.

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
CSX 2024 Form 10-K p.26

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

CSX 2024 Form 10-K p.27

CSX CORPORATION
PART II
2024 HIGHLIGHTS
• Revenue of $14.5 billion decreased $117 million or 1% versus the prior year.
• Expenses of $9.3 billion increased $137 million or 1% year over year.
• Operating income of $5.2 billion decreased $254 million or 5% year over year.
• Operating margin of 36.1% decreased 140 basis points from 37.5%.
• Earnings per diluted share of $1.79 decreased $0.03 or 2% year over year.

RESULTS OF OPERATIONS
The following section generally discusses the Company's results of operations and financial condition for the year ended December 31, 2024, compared to the year ended December 31, 2023. A discussion regarding results of operations and financial condition for the year ended December 31, 2023, compared to the year ended December 31, 2022, can be found in Part II, Item 7 of CSX's Annual Report on Form 10-K for the year ended 2023, filed with the Securities and Exchange Commission on February 14, 2024.
This discussion should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this Form 10-K. The Company revised certain prior period financial statements for misstatements between the balance sheet and expense that were determined to be immaterial to previously issued financial statements. See Note 20, Revision of Prior Period Financial Statements in Item 8 of this Form 10-K.

2024 vs. 2023 Results of Operations

	Years Ended
	2024 (a)	2023 (a)	$ Change	% Change
(Dollars in Millions)
Revenue	$14,540	$14,657	$(117)	(1)%
Expense
Labor and Fringe	3,165	3,052	(113)	(4)
Purchased Services and Other	2,852	2,802	(50)	(2)
Depreciation and Amortization	1,658	1,607	(51)	(3)
Fuel	1,168	1,377	209	15
Equipment and Other Rents	355	354	(1)	—
Goodwill Impairment	108	—	NM	NM
Gains on Property Dispositions	(11)	(34)	(23)	(68)
Total Expense	9,295	9,158	(137)	(1)
Operating Income	5,245	5,499	(254)	(5)
Interest Expense	(832)	(809)	(23)	(3)
Other Income - Net	142	139	3	2
Income Tax Expense	(1,085)	(1,161)	76	7
Net Earnings	$3,470	$3,668	$(198)	(5)

Earnings Per Diluted Share	$1.79	$1.82	$(0.03)	(2)%
Operating Margin	36.1%	37.5%		140	bps
(a) See Note 20, Revision of Prior Period Financial Statements.
NM - "Not Meaningful"
CSX 2024 Form 10-K p.28

CSX CORPORATION
PART II

Volume and Revenue (Unaudited)
Volume (Thousands of Units); Revenue (Dollars in Millions); Revenue Per Unit (Dollars)
	Volume			Revenue			Revenue Per Unit
	2024	2023	% Change	2024	2023	% Change	2024	2023	% Change

Chemicals	688	642	7%	$2,850	$2,599	10%	$4,142	$4,048	2%
Agricultural and Food Products	463	468	(1)%	1,644	1,657	(1)%	3,551	3,541	—%
Automotive	393	388	1%	1,226	1,219	1%	3,120	3,142	(1)%
Minerals	361	358	1%	772	733	5%	2,139	2,047	4%
Forest Products	292	282	4%	1,047	1,012	3%	3,586	3,589	—%
Metals and Equipment	265	284	(7)%	859	917	(6)%	3,242	3,229	—%
Fertilizers	186	199	(7)%	505	516	(2)%	2,715	2,593	5%
Total Merchandise	2,648	2,621	1%	8,903	8,653	3%	3,362	3,301	2%
Intermodal	2,893	2,766	5%	2,047	2,060	(1)%	708	745	(5)%
Coal	736	755	(3)%	2,247	2,484	(10)%	3,053	3,290	(7)%
Trucking	—	—	—%	844	882	(4)%	—	—	—%
Other	—	—	—%	499	578	(14)%	—	—	—%
Total	6,277	6,142	2%	$14,540	$14,657	(1)%	$2,316	$2,386	(3)%

CSX 2024 Form 10-K p.29

CSX CORPORATION
PART II
Revenue
Total revenue decreased by $117 million in 2024, or 1%, when compared to the previous year primarily due to lower fuel recovery and lower coal revenue, which includes the impact of lower global benchmark rates. These decreases were partially offset by pricing gains in merchandise as well as higher merchandise and intermodal volumes.

Merchandise Volume
Chemicals - Increased due to higher shipments of plastics, crude oil, natural gas liquids, and other industrial chemicals.

Agricultural and Food Products – Decreased due to lower shipments of food and consumer products, as well as wheat and export grains, partially offset by higher shipments of domestic feed grain and its ingredients, and ethanol.

Automotive - Increased due to new business wins, which were partially offset by lower North American vehicle production.

Minerals - Increased due to higher shipments of cement, partially offset by lower shipments of aggregates.

Forest Products – Increased due to higher shipments of pulpboard, paper, and building products.

Metals and Equipment - Decreased primarily due to lower steel and scrap shipments.

Fertilizers - Decreased primarily due to declines in short-haul phosphates shipments.

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

Trucking Revenue
Trucking revenue decreased $38 million versus the prior year due to lower fuel and capacity surcharges.

Other Revenue
Other revenue was $79 million lower, primarily resulting from lower carload demurrage and other items.

CSX 2024 Form 10-K p.30

CSX CORPORATION
PART II
Expense
In 2024, total expenses increased $137 million, or 1%, compared to prior year. Descriptions of each expense category as well as significant year-over-year changes are described below.

Labor and Fringe expenses include employee wages and related payroll taxes, health and welfare costs, pension, other post-retirement benefits and incentive compensation. These expenses increased $113 million due to the following items:
•An increase of $96 million was driven by inflation.
•An increase of $62 million was due to the impacts of higher headcount and union employee vacation and sick benefits.
•Incentive compensation costs decreased $46 million primarily due to lower expected payouts.
•Net other costs increased by $1 million due to non-significant items.

Purchased Services and Other expenses consist primarily of contracted services to maintain infrastructure and equipment, terminal and pier services, purchased trucking and other transportation, and professional services. This category also includes costs related to materials, travel, casualty claims, environmental remediation, train accidents, property and sales tax, utilities and other items. Total purchased services and other expenses increased $50 million driven by the following:
•An increase of $17 million was due to impairments of technology and non-rail equipment, partially offset by prior year inventory adjustments.
•An increase of $17 million was due to higher operating support costs, which were primarily due to inflation and higher intermodal volumes. These increases were partially offset by efficiency savings.
•All other costs increased $16 million as a result of $37 million lower insurance recoveries, other inflation impacts, and non-significant increases, which were partially offset by a $20 million favorable legal settlement and other cost savings.

Depreciation expense primarily relates to recognizing the costs of capital assets, such as locomotives, railcars and track structure, over their respective useful lives, which are reviewed periodically as part of depreciation studies. This expense is impacted primarily by the capital expenditures made each year. Depreciation expense increased $51 million primarily due to a larger net asset base.

Fuel expense includes locomotive diesel fuel as well as non-locomotive fuel. This expense is largely driven by the market price and locomotive consumption of diesel fuel. Fuel expense decreased $209 million primarily due to a 13% decrease in locomotive fuel prices and improved efficiency.

Equipment and Other Rents expense includes rent paid for freight cars owned by other railroads or private companies, net of rents received by CSXT for use of its equipment. This category of expenses also includes expenses for short-term and long-term leases of locomotives, railcars, containers, tractors and trailers, offices and other rentals. These expenses increased $1 million primarily due to increased net car hire costs offset by other non-significant items.

Goodwill Impairment expense for Quality Carriers was $108 million for 2024.

Gains on Property Dispositions decreased to $11 million in 2024 from $34 million in 2023.

CSX 2024 Form 10-K p.31

CSX CORPORATION
PART II
Interest Expense
Interest Expense includes interest on long-term debt and related fair value hedges, equipment obligations and finance leases. Interest expense increased $23 million primarily as a result of higher average debt balances.

Other Income - Net
Other Income - Net includes investment gains, losses, interest income, components of net periodic pension and post-retirement benefit cost and other non-operating activities. Other income increased $3 million primarily due to increases in net pension benefit credits partially offset by lower income related to customer finance charges and a decrease in investment gains.

Income Tax Expense
Income Tax Expense decreased $76 million primarily due to lower earnings before income taxes.

Net Earnings and Earnings per Diluted Share
Net Earnings decreased $198 million to $3.5 billion, and earnings per diluted share decreased $0.03 to $1.79, due to the factors mentioned above. Average shares outstanding was lower as a result of share repurchase activity during the year and had a favorable impact on earnings per diluted share.

CSX 2024 Form 10-K p.32

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

Adjusted Operating Results
Management believes that adjusted operating income, adjusted operating margin, adjusted net earnings, and adjusted net earnings per share, assuming dilution are important in evaluating the Company's performance and for planning and forecasting future business operations and future profitability. These non-GAAP measures provide meaningful supplemental information regarding operating results because they exclude the fourth quarter 2024 non-cash impairment of Quality Carriers' goodwill, which is a significant item that is not considered indicative of future financial trends. The goodwill impairment was tax effected using rates reflective of the applicable tax amounts related to the impairment charge. These adjusted results should be considered in addition to, rather than as a substitute for, the Company's GAAP operating results.
The following tables reconcile the Company's GAAP operating results for the year ended December 31, 2024 to adjusted operating results (non-GAAP measures).

	Year Ended Dec. 31, 2024
(Dollars in millions, except per share amounts)	Operating Income	Operating Margin	Net Earnings	Net Earnings Per Share, Assuming Dilution
GAAP Operating Results	$5,245	36.1%	$3,470	$1.79
Goodwill Impairment	108	0.7	82	0.04
Adjusted Operating Results (non-GAAP)	$5,353	36.8%	$3,552	$1.83

CSX 2024 Form 10-K p.33

CSX CORPORATION
PART II
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

CSX 2024 Form 10-K p.34

CSX CORPORATION
PART II
The following table reconciles operating income (the most directly comparable GAAP measure) to Economic Profit (non-GAAP measure).

	Years Ended
(Dollars in Millions)	2024 (a)	2023 (a)
Operating Income	$5,245	$5,499
Add: Depreciation, Amortization, and Operating Lease Expense	1,775	1,716
Remove: Unusual Items (b)	108	—
Taxes (c)	(1,069)	(1,082)
Gross Cash Earnings or "GCE"	6,059	6,133

Operating Assets
Current Assets (Less Cash and Short-term Investments)	(1,909)	(1,889)
Gross Properties	(51,344)	(49,498)
Other Assets	(4,263)	(3,894)
Operating Liabilities
Non-Interest Bearing Liabilities	11,035	10,825
Gross Operating Assets or "GOA" (d)	(46,481)	(44,456)
Capital Charge (e)	(3,718)	(3,556)
Economic Profit (Non-GAAP) calculated as GCE less Capital Charge	$2,341	$2,577
(a) See Note 20, Revision of Prior Period Financial Statements.
(b) Unusual items are defined by management as unique events with greater than $100 million full year operating income impact, consistent with the terms of the Company's long-term incentive plan agreements. The Quality Carriers goodwill impairment was an unusual item for 2024.
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

CSX 2024 Form 10-K p.35

CSX CORPORATION
PART II
Free Cash Flow
Management believes free cash flow ("FCF") is useful to investors as it is important in evaluating the Company’s financial performance. More specifically, FCF measures cash generated by the business after reinvestment. This measure represents cash available for both equity and bond investors to be used for dividends, share repurchases or principal reduction on outstanding debt. FCF is calculated by using net cash from operations and adjusting for property additions and proceeds and advances from property dispositions. This measure should be considered in addition to, rather than a substitute for, cash provided by operating activities. FCF before dividends decreased $561 million year-over-year to $2.8 billion primarily due to higher property additions and less cash from operating activities. Cash from operating activities in 2024 includes the impact of $387 million of federal and state tax payments related to the 2023 tax year that were previously postponed under tax relief announcements for those impacted by Hurricane Idalia. 2024 results also reflect non-cash impacts of $429 million of federal and state tax payments postponed to 2025 under tax relief announcements for those impacted by the 2024 hurricane season. Cash from operating activities in the prior year period includes the payment of $238 million for retroactive wages and bonuses, and associated taxes, related to finalized labor agreements.

The following table reconciles cash provided by operating activities (GAAP measure) to FCF before dividends (non-GAAP measure).

	Years Ended
	2024 (a)	2023 (a)
(Dollars in Millions)
Net Cash Provided by Operating Activities	$5,247	$5,514
Property Additions	(2,529)	(2,257)
Proceeds and Advances from Property Dispositions	66	88
Free Cash Flow or "FCF", before payment of dividends (Non-GAAP)	$2,784	$3,345
(a) See Note 20, Revision of Prior Period Financial Statements.

CSX 2024 Form 10-K p.36

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

	Fiscal Years
	2024	2023	Improvement/ (Deterioration)
Operations Performance (a)
Train Velocity (Miles per hour)	18.3	18.0	2%
Dwell (Hours)	10.3	9.4	(10)%
Cars Online	127,291	125,580	(1)%
On-Time Originations	73%	77%	(5)%
On-Time Arrivals	65%	71%	(8)%
Carload Trip Plan Performance	79%	84%	(6)%
Intermodal Trip Plan Performance	91%	95%	(4)%
Fuel Efficiency	0.98	1.02	4%

Revenue Ton-Miles (Billions)
Merchandise	129.8	128.0	1%
Coal	35.7	37.4	(5)%
Intermodal	28.8	28.3	2%
Total Revenue Ton-Miles	194.3	193.7	—%

Total Gross Ton-Miles (Billions)	384.4	381.3	1%

Safety (b)
FRA Personal Injury Frequency Index	1.19	0.94	(27)%
FRA Train Accident Rate	3.40	3.44	1%
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

CSX 2024 Form 10-K p.37

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

The Company remains focused on safety, service, and controlling costs. Velocity improved by 2% while dwell increased by 10%, respectively, relative to 2023. Carload trip plan performance decreased to 79% compared to 84%, while intermodal trip plan performance decreased to 91% compared to 95%, relative to 2023. The Company continues to focus on operational improvements and executing the operating plan to deliver safe, reliable and efficient service to customers.

While the personal injury frequency increased in 2024 compared to the prior year, the FRA train accident rate decreased. Safety is a top priority at CSX, and the Company is committed to reducing risk and enhancing the overall safety of its employees, customers, and communities in which the Company operates.

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

Significant Cash Flows
The following charts highlight the operating, investing and financing components of the change in cash and cash equivalents for operating, investing and financing activities for full years 2024 and 2023.
(a) See Note 20, Revision of Prior Period Financial Statements.
CSX 2024 Form 10-K p.38

CSX CORPORATION
PART II

In 2024, the Company generated $267 million less cash from operating activities compared to prior year, primarily driven by the previously-discussed $387 million of federal and state tax payments related to the 2023 tax year. The 2024 results also reflect lower cash-generating net earnings as well as non-cash impacts of $429 million of federal and state tax payments postponed to 2025, as previously discussed. Cash from operating activities in the prior year includes the payment of $238 million for retroactive wages and bonuses, and associated taxes, related to finalized labor agreements. CSX used $378 million more cash for investing activities in 2024 compared to 2023, primarily as a result of higher property additions consistent with planned capital expenditures as well as the beginning of the Blue Ridge subdivision rebuild resulting from impacts of Hurricane Helene. The Company used $805 million less cash for financing activities compared to the prior year primarily due to lower share repurchases, partially offset by higher net debt repayments.

Sources of Cash and Liquidity
The Company has multiple sources of liquidity, including cash generated from operations and financing sources. The Company intends to file a shelf registration statement with the SEC, which may be used to issue debt or equity securities at CSX’s discretion, subject to market conditions and CSX Board authorization. While CSX seeks to give itself flexibility with respect to cash requirements, there can be no assurance that market conditions would permit CSX to sell such securities on acceptable terms at any given time, or at all. In 2024, CSX issued $550 million of long-term debt. See Note 10, Debt and Credit Agreements for more information.

CSX has access to a $1.2 billion five-year unsecured revolving credit facility backed by a diverse syndicate of banks that expires in February 2028. As of December 31, 2024, the Company had no outstanding balances under this facility. The Company also has a commercial paper program, backed by the revolving credit facility, under which the Company may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $1.0 billion outstanding at any one time. As of December 31, 2024, the Company had no outstanding debt under the commercial paper program.

Uses of Cash
CSX uses current cash balances for general corporate purposes, which may include capital expenditures, working capital requirements, reduction or refinancing of outstanding indebtedness, redemptions and repurchases of CSX common stock, dividends to shareholders, acquisitions and other business opportunities, and contributions to the Company's qualified pension plan.

In 2024, CSX continued to invest in its business to create long-term value for shareholders. The Company is committed to maintaining and improving its existing infrastructure and to positioning itself for long-term, profitable growth through optimizing network and terminal capacity. Funds used for property additions are further described below.

	Years Ended
Capital Expenditures (Dollars in Millions)	2024	2023 (a)
Track	$1,039	$983
Bridges, Signals, PTC and Other	802	717
Total Infrastructure	1,841	1,700
Strategic Projects and Commercial Facilities	364	304
Locomotives	250	117
Freight Cars	74	136
Cash Invested for Capital Expenditures	$2,529	$2,257
(a) See Note 20, Revision of Prior Period Financial Statements. To conform with current year presentation, 2023 amounts have also been updated to reflect PTC expenditures in the "Bridges, Signals, PTC and Other" line item.
CSX 2024 Form 10-K p.39

CSX CORPORATION
PART II

Capital expenditures above include approximately $50 million in 2024 related to rebuilding the Blue Ridge subdivision as a result of impacts from Hurricane Helene. Planned capital investments for 2025 are expected to be consistent with 2024, except for additional costs to rebuild the Blue Ridge subdivision. Spending on the Blue Ridge rebuild is currently estimated to exceed $400 million in total. Spending to sustain core infrastructure with a focus on safety and reliability will be a top priority. In addition, management is committed to investments that promote profitable growth, including projects supporting service enhancements and productivity initiatives, including investments in locomotives and freight cars. CSX intends to fund capital investments primarily through cash generated from operations.

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

CSX is committed to returning cash to shareholders. Capital structure, capital investments and cash distributions, including dividends and share repurchases, are reviewed at least annually by the Board of Directors. On February 12, 2025, the Company's Board of Directors authorized an 8% increase in the quarterly cash dividend to $0.13 per common share effective March 2025. The 2025 dividend increase is the 21st consecutive increase in CSX's annual dividend. Management's assessment of market conditions and other factors guides the timing and volume of repurchases. Future share repurchases are expected to be funded by cash on hand, cash generated from operations and debt issuances.

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

Total assets as well as total liabilities and shareholders' equity increased $552 million from prior year end. The increase in total assets was primarily due to a $937 million increase in net properties consistent with planned capital expenditures and a $123 million increase in investments in affiliates and other companies. These increases were partially offset by a $420 million decrease in cash and cash equivalents as noted above and a $108 million impairment of Quality Carriers' goodwill.

Total liabilities increased $30 million from prior year end primarily due to the issuance of $550 million in long-term debt and the deferral of $429 million of federal and state tax payments related to the 2024 tax year postponed under tax relief announcements for those impacted by the 2024 hurricane season. These increases were partially offset by debt repayments of $558 million and $387 million of federal and state tax payments related to the 2023 tax year that were previously postponed under tax relief announcements for those impacted by Hurricane Idalia. Total shareholders' equity increased $522 million from prior year end primarily driven by net earnings of $3.5 billion, partially offset by share repurchases of $2.2 billion and dividends paid of $930 million.

Working capital is considered a measure of a company’s ability to meet its short-term needs. CSX had a working capital deficit of $456 million at December 2024 and a surplus of $136 million at December 2023. This decrease of $592 million since year end is primarily driven by a $420 million decrease in cash as property additions of $2.5 billion, share repurchases of $2.2 billion, and dividend payments of $930 million more than offset $5.2 billion in cash generated by operating activities.
CSX 2024 Form 10-K p.40

CSX CORPORATION
PART II
The Company’s working capital balance varies due to factors such as the timing of scheduled debt payments and changes in cash and cash equivalent balances. A working capital deficit is not unusual for CSX or other companies in the industry and does not indicate a lack of liquidity. The Company continues to maintain adequate current assets to satisfy current liabilities and maturing obligations when they come due. Furthermore, CSX has sufficient financial capacity, including its revolving credit facility, commercial paper program and its ability to file and use shelf registration statements to manage its day-to-day cash requirements and any anticipated obligations. The Company from time to time accesses the credit markets for additional liquidity.

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

Sale of Property Rights to the Commonwealth of Virginia
On March 26, 2021, the Company entered into a comprehensive agreement to sell certain property rights in three CSX-owned line segments to the Commonwealth of Virginia over three phases. Over the course of the transaction, which was completed in 2022, total proceeds of $525 million were collected and total gains of $493 million were recognized. This includes $125 million of proceeds collected and $144 million of gains recognized in 2022. For further details, refer to Note 6, Properties.

CSX 2024 Form 10-K p.41

CSX CORPORATION
PART II
Credit Ratings
Credit ratings reflect an independent agency’s judgment on the likelihood that a borrower will repay a debt obligation at maturity. The ratings reflect many considerations, such as the nature of the borrower’s industry and its competitive position, the size of the company, its liquidity and access to capital and the sensitivity of a company’s cash flows to changes in the economy. The three largest rating agencies, Standard & Poor’s Ratings Services (“S&P”), Moody’s Investors Service (“Moody’s”), and Fitch Ratings ("Fitch"), use alphanumeric codes to designate their ratings. The highest quality rating for long-term credit obligations is AAA for S&P and Fitch and is Aaa for Moody’s. A credit rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency.

CSX's credit ratings remained stable during 2024 with no changes in the Company's S&P or Moody's ratings from prior year. Additionally, Fitch published a new first time rating of A- in April 2024. The Company's credit ratings as of December 31, 2024 are summarized below:

Rating Agency	Long-Term Ratings	Outlook
Fitch	A-	Stable
Moody's	A3	Stable
S&P	BBB+	Stable

The cost and availability of unsecured financing are materially affected by CSX's long-term credit ratings. Ratings of BBB- by S&P and Fitch and Baa3 by Moody’s, or better, reflect ratings on debt obligations that fall within a band of credit quality considered to be investment grade. If CSX's credit ratings were to decline to below investment-grade levels, the Company could experience significant increases in its interest cost for new debt. In addition, a decline in CSX’s credit ratings to below investment grade levels could adversely affect the market’s demand, and thus the Company’s ability to readily issue new debt. The Company is committed to maintaining an investment-grade credit profile.

CSX 2024 Form 10-K p.42

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

•As of December 31, 2024, the Company had outstanding fixed-rate notes with varying maturities. See Note 10, Debt and Credit Agreements, for additional information related to future debt payments. Future interest payments associated with outstanding debt total $14.3 billion, with $806 million payable in 2025.
•Purchase commitments consist of CSX’s long-term locomotive maintenance and rebuild program and other commitments to purchase technology, communications, railcar maintenance and other services. See Note 8, Commitments and Contingencies, for additional information about future payments related to purchase commitments.
•Capital expenditures include investments related to public-private partnerships. These partnership investments are typically for projects that are partially or wholly reimbursed to CSX through government awards or other funding sources. Project contribution commitments that are not reimbursable total $26 million as of December 31, 2024.
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

Other Commitments and Off-Balance Sheet Arrangements
Other commitments total $208 million and primarily consist of surety bonds, guarantees, and letters of credit, none of which are individually significant. These off-balance sheet arrangements are not reasonably likely to have a material effect on the Company's financial condition, results of operations or liquidity.

LABOR AGREEMENTS
Approximately 17,500 of the Company's approximately 23,500 employees are members of a rail labor union. There are 12 rail unions at CSX that participate in national bargaining. As of December 2, 2022, all of these rail unions were covered by national agreements with the Class I railroads and CSX-specific agreements that remained in effect through December 31, 2024. Collective agreements under the Railway Labor Act do not expire, but continue until amended. Prior to the 2022 agreements becoming amendable, CSX worked with several major rail unions on new five-year labor agreements. As of the date of this filing, new labor agreements have been fully ratified by seven unions representing approximately 40% of the Company's unionized workforce.
CSX 2024 Form 10-K p.43

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
•pension plan accounting; and
•depreciation policies for assets under the group-life method

Personal Injury and Environmental Reserves
Personal Injury
Personal Injury reserves of $142 million and $128 million for 2024 and 2023, respectively, represent liabilities for employee work-related and third-party injuries. CSXT retains an independent actuary to assist management in assessing the value of personal injury claims. The methodology used by the actuary includes a development factor to reflect growth or reduction in the value of these personal injury claims. It is based largely on CSXT's historical claims and settlement experience. Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. For additional details, including a description of our related accounting policies, see Note 5, Casualty, Environmental and Other Reserves, in the consolidated financial statements.

Environmental
Environmental reserves were $151 million and $154 million for 2024 and 2023, respectively. The Company is a party to various proceedings related to environmental issues, including administrative and judicial proceedings involving private parties and regulatory agencies. The Company has been identified as a potentially responsible party at approximately 230 environmentally impaired sites. The Company reviews its potential liability with respect to each site identified, giving consideration to a number of factors such as:
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

CSX 2024 Form 10-K p.44

CSX CORPORATION
PART II
Critical Accounting Estimates, continued

Pension Plan Accounting
The Company sponsors defined benefit pension plans principally for salaried, management personnel. For employees hired prior to 2003, the plans provide eligible employees with retirement benefits based predominantly on years of service and compensation rates near retirement. For employees hired between 2003 and 2019, benefits are determined based on a cash balance formula, which provides benefits by utilizing interest and pay credits based upon age, service and compensation. Beginning in 2020, the CSX Pension Plan was closed to new participants. As of December 2024, the projected benefit obligation for the Company’s pension plans was $2.2 billion. For information related to the funded status of the Company's pension plans, see Note 9, Employee Benefit Plans.

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

The weighted average discount rate used by the Company to value its pension obligations was 5.50% and 4.82% as of December 2024, and December 2023, respectively. As of December 2024, the estimated duration of pension benefits is approximately 9 years.

Each year, the discount rate is reevaluated and adjusted using the current market interest rates for high quality corporate bonds to reflect the best estimate of the current effective settlement rates. In general, if interest rates decline or rise, the assumed discount rate will change.
CSX 2024 Form 10-K p.45

CSX CORPORATION
PART II
Critical Accounting Estimates, continued

Long-term Rate of Return on Plan Assets
The expected long-term average rate of return on plan assets reflects the average rate of earnings expected on the funds invested, or to be invested, to provide for benefits included in the projected benefit obligation. In estimating that rate, the Company gives appropriate consideration to the returns being earned by the plan assets in the funds and the rates of return expected to be available for reinvestment as well as the current and projected asset mix of the funds. Management, with the assistance of an outsourced investment manager, balances market expectations obtained from various investment managers with both market and actual plan historical returns to develop a reasonable estimate of the expected long-term rate of return on assets. As this assumption is long term, the annual review may result in less frequent adjustment than other assumptions used in pension accounting. The long-term rate of return on plan assets used by the Company to value its benefit cost for the subsequent plan year was 6.75% in both 2024 and 2023.

Other Assumptions
The calculations made by the actuaries also include assumptions relating to mortality rates, turnover, retirement age and salary inflation rates. These assumptions are based upon historical data, recent plan experience and industry trends and are determined by management.

2025 Estimated Pension Expense
Net periodic pension benefit expense for 2025 is expected to be a credit of $7 million. Net periodic pension benefit expense for 2025 is expected to include service cost expense of $21 million. Service cost expense is included in labor and fringe on the consolidated income statement and all other components of net pension expense are included in other income - net. Net periodic pension expense in 2024 was a credit of $20 million. The net decrease in the expected credit is primarily due to recent less favorable plan asset experience.

The following sensitivity analysis illustrates the effects of a 1% change in certain assumptions on the 2025 estimated pension expense:

(Dollars in Millions)	Pension Expense
Discount Rate	$14
Long-term Rate of Return	$24

CSX 2024 Form 10-K p.46

CSX CORPORATION
PART II
Critical Accounting Estimates, continued

Depreciation Policies for Assets Utilizing the Group-Life Method
The depreciable assets of the Company are depreciated using either the group-life or straight-line method of accounting, which are both acceptable depreciation methods in accordance with GAAP. The Company depreciates its railroad assets, including main-line track, locomotives and freight cars, using the group-life method of accounting. Assets depreciated under the group-life method comprise 86% of total fixed assets of $52.2 billion on a gross basis at December 31, 2024. The remaining depreciable assets of the Company, including non-railroad assets and assets under finance leases, are depreciated using the straight-line method on a per asset basis. Land is not depreciated.

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

The STB requires depreciation studies be performed every three years for equipment assets (e.g., locomotives and freight cars) and every six years for road and track assets (e.g., bridges, signals, rail, ties, and ballast). The Company completed a depreciation study for its road and track assets in 2020 and for equipment assets in 2022, both of which resulted in changes to accumulated depreciation, service lives, salvage values, and other related factors for certain assets. The 2022 equipment study resulted in an increase in annual depreciation expense of approximately $80 million primarily due to deferred losses on assets depreciated using the group-life method. The Company plans to complete the next depreciation study for equipment assets in 2025.

A 1% change in the average estimated useful life of all group-life assets would result in an approximate $14 million change to the Company’s annual depreciation expense. There were no significant changes to the Company's asset lives as a result of the 2022 and 2020 studies. For additional details, including a more detailed description of our related accounting policies, see Note 6, Properties, in the consolidated financial statements.

New Accounting Pronouncements and Changes in Accounting Policy
    See Note 1, Nature of Operations and Significant Accounting Policies, under the caption “New Accounting Pronouncements.”
CSX 2024 Form 10-K p.47

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

The following important factors, in addition to those discussed in Part I, Item 1A. Risk Factors and elsewhere in this report, may cause actual results to differ materially from those contemplated by any forward-looking statements:
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
CSX 2024 Form 10-K p.48

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

CSX 2024 Form 10-K p.49

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

Changes in interest rates no longer impact the fair value of the Company's forward starting interest rate swaps because they are fully settled as of 12/31/2024.

Changes in interest rates could impact the fair value of the Company's fixed-to-floating interest rate swaps. In 2023, CSX entered into two separate fixed-to-floating interest rate swaps classified as fair value hedges. The swaps are designed to hedge 10 years of interest rate risk associated with market fluctuations attributable to the Secured Overnight Financing Rate ("SOFR") on a cumulative $250 million of fixed rate outstanding notes which are due in 2033. As of December 31, 2024, the cumulative fair value of these swaps was a $7 million asset. In 2022, CSX entered into five separate fixed-to-floating interest rate swaps classified as fair value hedges. The swaps are designed to hedge 10 years of interest rate risk associated with market fluctuations attributable to SOFR on a cumulative $800 million of fixed rate outstanding notes, which are due between 2036 and 2040. As of December 31, 2024, the cumulative fair value of these swaps was a $123 million liability. As of December 31, 2024, the potential change in fair value of fixed-to-floating interest rate swaps resulting from a hypothetical 10% change in interest rates would not be material.

Subsequent to 2024, the Company entered into two fixed-to-floating interest rate swaps classified as fair value hedges in January 2025. The swaps are designed to hedge 10 years of interest rate risk associated with market fluctuations attributable to SOFR on a cumulative $250 million of fixed rate outstanding notes which are due in 2055. The fair value of these swaps at inception is $0.

As of December 31, 2024, CSX had no floating rate notes outstanding. However, changes in interest rates could impact the fair value (but not the carrying value) of the Company's fixed rate long-term debt. The potential decrease in fair value of the Company's fixed rate long-term debt resulting from a hypothetical 10% increase in U.S. Treasury rates, or approximately 46 basis points, is estimated to be $756 million as of December 31, 2024, and $730 million as of December 31, 2023. The underlying fair values of the Company's long-term debt were estimated based on quoted market prices or on the current rates offered for debt with similar terms and maturities.
CSX 2024 Form 10-K p.50

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)	52

CSX Corporation

Consolidated Financial Statements and Notes to Consolidated Financial Statements
Herewith:

Consolidated Income Statements for the Years Ended:	54
December 31, 2024
December 31, 2023
December 31, 2022

Consolidated Comprehensive Income Statements for the Years Ended:	55
December 31, 2024
December 31, 2023
December 31, 2022

Consolidated Balance Sheets as of:	56
December 31, 2024
December 31, 2023

Consolidated Cash Flow Statements for Years Ended:	57
December 31, 2024
December 31, 2023
December 31, 2022

Consolidated Statements of Changes in Shareholders' Equity:	58
December 31, 2024
December 31, 2023
December 31, 2022

Notes to Consolidated Financial Statements	59
CSX 2024 Form 10-K p.51

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of CSX Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CSX Corporation (the Company) as of December 31, 2024 and 2023, the related consolidated income statements, comprehensive income statements, statements of changes in shareholders’ equity and cash flow statements for each of the three years in the period ended December 31, 2024 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2025 expressed an unqualified opinion thereon.

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

CSX 2024 Form 10-K p.52

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Depreciation Policies for Assets Utilizing the Group-Life Method
Description of the Matter
As of December 31, 2024, assets depreciated under the group-life method comprised 86% of total gross fixed assets of $52.2 billion. As discussed in Note 6 of the consolidated financial statements, the group-life method aggregates assets with similar lives and characteristics into groups and depreciates each of these groups as a whole. When using the group-life method, an underlying assumption is that each group of assets, as a whole, is used and depreciated to the end of the group’s recoverable life. The Company utilizes different depreciable asset categories to account for depreciation expense for the railroad assets that are depreciated under the group-life method.

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
February 27, 2025
CSX 2024 Form 10-K p.53

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
CONSOLIDATED INCOME STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

	Years Ended
	2024 (a)	2023 (a)	2022 (a)
Revenue	$14,540	$14,657	$14,853
Expense
Labor and Fringe	3,165	3,052	2,885
Purchased Services and Other	2,852	2,802	2,728
Depreciation and Amortization	1,658	1,607	1,502
Fuel	1,168	1,377	1,626
Equipment and Other Rents	355	354	396
Goodwill Impairment (Note 19)	108	—	—
Gains on Property Dispositions	(11)	(34)	(238)
Total Expense	9,295	9,158	8,899

Operating Income	5,245	5,499	5,954

Interest Expense	(832)	(809)	(742)
Other Income - Net (Note 14)	142	139	133
Earnings Before Income Taxes	4,555	4,829	5,345

Income Tax Expense (Note 12)	(1,085)	(1,161)	(1,231)
Net Earnings	$3,470	$3,668	$4,114

Per Common Share (Note 2)
Net Earnings Per Share
Basic	$1.79	$1.83	$1.93
Assuming Dilution	$1.79	$1.82	$1.92

Average Common Shares Outstanding (Millions)
Basic	1,939	2,008	2,136
Assuming Dilution	1,943	2,013	2,141

(a) See Note 20, Revision of Prior Period Financial Statements.

See accompanying Notes to Consolidated Financial Statements.
CSX 2024 Form 10-K p.54

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
(Dollars in Millions)

	Years Ended
	2024 (a)	2023 (a)	2022 (a)
Net Earnings	$3,470	$3,668	$4,114
Other Comprehensive Income (Loss) - Net of Tax:
Pension and Other Post-Employment Benefits	41	129	(120)
Interest Rate Derivatives	3	—	80
Other	3	2	6
Total Other Comprehensive Income (Loss) (Note 16)	47	131	(34)
Comprehensive Earnings	$3,517	$3,799	$4,080

(a) See Note 20, Revision of Prior Period Financial Statements.

See accompanying Notes to Consolidated Financial Statements.

CSX 2024 Form 10-K p.55

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	December	December
	2024	2023 (a)
ASSETS
Current Assets:
Cash and Cash Equivalents	$933	$1,353
Short-term Investments	72	83
Accounts Receivable - Net (Note 11)	1,326	1,393
Materials and Supplies	414	440
Other Current Assets	75	90
Total Current Assets	2,820	3,359

Properties	52,191	50,281
Accumulated Depreciation	(16,533)	(15,560)
Properties - Net (Note 6)	35,658	34,721

Investment in Affiliates and Other Companies (Note 15)	2,520	2,397
Right of Use Lease Asset (Note 7)	487	498
Goodwill and Other Intangible Assets - Net (Note 19)	433	506
Other Long-term Assets	846	731
Total Assets	$42,764	$42,212
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$1,290	$1,237
Labor and Fringe Benefits Payable	480	517
Casualty, Environmental and Other Reserves (Note 5)	149	144
Current Maturities of Long-term Debt (Note 10)	606	558
Income and Other Taxes Payable	508	524
Other Current Liabilities	243	243
Total Current Liabilities	3,276	3,223

Casualty, Environmental and Other Reserves (Note 5)	313	296
Long-term Debt (Note 10)	17,897	17,975
Deferred Income Taxes - Net (Note 12)	7,725	7,699
Long-term Lease Liability (Note 7)	486	491
Other Long-term Liabilities	560	543
Total Liabilities	30,257	30,227

Shareholders' Equity:
Common Stock, $1 Par Value (Note 3)	1,900	1,959
Other Capital	846	691
Retained Earnings	9,988	9,609
Accumulated Other Comprehensive Loss (Note 16)	(232)	(279)
Non-controlling Minority Interest	5	5
Total Shareholders' Equity	12,507	11,985
Total Liabilities and Shareholders' Equity	$42,764	$42,212
(a) See Note 20, Revision of Prior Period Financial Statements.
See accompanying Notes to Consolidated Financial Statements.
CSX 2024 Form 10-K p.56

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
CONSOLIDATED CASH FLOW STATEMENTS
(Dollars in Millions)

	Years Ended
	2024 (a)	2023 (a)	2022 (a)
OPERATING ACTIVITIES
Net Earnings	$3,470	$3,668	$4,114
Adjustments to Reconcile Net Earnings to Net Cash
Provided by Operating Activities:
Depreciation and Amortization	1,658	1,607	1,502
Goodwill Impairment (Note 19)	108	—	—
Deferred Income Taxes	12	126	100
Gains on Property Dispositions	(11)	(34)	(238)
Other Operating Activities	(64)	(7)	(16)
Changes in Operating Assets and Liabilities:
Accounts Receivable	82	(51)	(101)
Other Current Assets	45	(112)	(24)
Accounts Payable	(5)	83	140
Income and Other Taxes Payable	(19)	430	(39)
Other Current Liabilities	(29)	(196)	88
Net Cash Provided by Operating Activities	5,247	5,514	5,526
INVESTING ACTIVITIES
Property Additions	(2,529)	(2,257)	(2,113)
Purchases of Short-term Investments	(66)	(104)	(59)
Proceeds from Sales of Short-term Investments	91	153	9
Proceeds and Advances from Property Dispositions	66	88	294
Business Acquisition, Net of Cash Acquired (Note 17)	(70)	(31)	(227)
Other Investing Activities	(97)	(76)	33
Net Cash Used in Investing Activities	(2,605)	(2,227)	(2,063)
FINANCING ACTIVITIES
Shares Repurchased	(2,237)	(3,482)	(4,731)
Dividends Paid	(930)	(882)	(852)
Long-term Debt Repaid	(558)	(153)	(186)
Long-term Debt Issued (Note 10)	550	600	2,000
Other Financing Activities	113	50	—
Net Cash Used in Financing Activities	(3,062)	(3,867)	(3,769)
Net Decrease in Cash and Cash Equivalents	(420)	(580)	(306)
CASH AND CASH EQUIVALENTS
Cash and Cash Equivalents at Beginning of Period	1,353	1,933	2,239
Cash and Cash Equivalents at End of Period	$933	$1,353	$1,933

SUPPLEMENTAL CASH FLOW INFORMATION
Issuance of Common Stock as Consideration for Acquisition	$—	$—	$422
Interest Paid - Net of Amounts Capitalized	$850	$806	$729
Income Taxes Paid	$1,076	$630	$1,167
Capital Expenditures Accrued but Not Yet Paid	$247	$186	$163
(a) See Note 20, Revision of Prior Period Financial Statements.
See accompanying Notes to Consolidated Financial Statements.
CSX 2024 Form 10-K p.57

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Dollars in Millions)

	Common Shares Outstanding (Thousands)	Common Stock and Other Capital	Retained Earnings (a)	Accumulated Other Comprehensive (Loss) Income(a,b)	Non- controlling Minority Interest	Total Shareholders' Equity (a)
December 31, 2021	2,201,787	$2,268	$11,549	$(376)	$10	$13,451
Comprehensive Earnings:
Net Earnings	—	—	4,114	—	—	4,114
Other Comprehensive Income (Note 16)	—	—	—	(34)	—	(34)
Total Comprehensive Earnings						4,080
Common Stock Dividends,$0.40 per share	—		(852)			(852)
Share Repurchases	(151,419)	(151)	(4,580)	—	—	(4,731)
Issuance of Common Stock for Acquisition of Pan Am Systems, Inc.	13,173	422	—	—	—	422
Other	2,826	101	(2)	—	—	99
December 31, 2022	2,066,367	2,640	10,229	(410)	10	12,469
Comprehensive Earnings:
Net Earnings	—	—	3,668	—	—	3,668
Other Comprehensive Income (Note 16)	—	—	—	131	—	131
Total Comprehensive Earnings						3,799
Common Stock Dividends, $0.44 per share	—	—	(882)	—	—	(882)
Share Repurchases	(112,484)	(112)	(3,370)	—	—	(3,482)
Excise Tax on Net Share Repurchases	—	—	(33)	—	—	(33)
Other	4,874	122	(3)	—	(5)	114
December 31, 2023	1,958,757	2,650	9,609	(279)	5	11,985
Comprehensive Earnings:
Net Earnings	—	—	3,470	—	—	3,470
Other Comprehensive Income (Note 16)	—	—	—	47	—	47
Total Comprehensive Earnings						3,517
Common Stock Dividends, $0.48 per share	—	—	(930)	—	—	(930)
Share Repurchases	(64,556)	(65)	(2,139)	—	—	(2,204)
Excise Tax on Net Share Repurchases	—	—	(20)	—	—	(20)
Other	5,989	161	(2)	—	—	159
December 31, 2024	1,900,190	$2,746	$9,988	$(232)	$5	$12,507
(a) See Note 20, Revision of Prior Period Financial Statements.

(b) Accumulated Other Comprehensive Loss year-end balances shown above are net of tax. The associated taxes were $61 million, $74 million, and $129 million for 2024, 2023 and 2022, respectively. For additional information see Note 16, Other Comprehensive Income (Loss).

See accompanying Notes to Consolidated Financial Statements.

CSX 2024 Form 10-K p.58

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

CSX 2024 Form 10-K p.59

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 1.  Nature of Operations and Significant Accounting Policies, continued

Lines of Business
During 2024, the Company's services generated $14.5 billion of revenue and served four primary lines of business: merchandise, intermodal, coal and trucking.

•The merchandise business shipped 2.6 million carloads (42% of volume) and generated $8.9 billion in revenue (61% of revenue) in 2024. The Company’s merchandise business is comprised of shipments in the following diverse markets: chemicals, agricultural and food products, minerals, automotive, forest products, metals and equipment, and fertilizers.
•The intermodal business shipped 2.9 million units (46% of volume) and generated $2.0 billion in revenue (14% of revenue) in 2024. The intermodal business combines the superior economics of rail transportation with the flexibility of trucks and offers a cost and environmental advantage over long-haul trucking. Through a network of approximately 30 terminals, the intermodal business serves all major markets east of the Mississippi River and transports mainly manufactured consumer goods in containers, providing customers with truck-like service for longer shipments.
•The coal business shipped 736 thousand carloads (12% of volume) and generated $2.2 billion in revenue (15% of revenue) in 2024. The Company transports domestic coal, coke and iron ore to electricity-generating power plants, steel manufacturers and industrial plants as well as export coal to deep-water port facilities. Most of the export coal the Company transports is used for steelmaking, while the majority of domestic coal the Company ships is used for electricity generation.
•The trucking business generated $844 million, or 6%, of revenue in 2024. Trucking revenue includes revenue from the operations of Quality Carriers.

Other revenue accounted for 4% of the Company’s total revenue in 2024. This category includes revenue from regional subsidiary railroads and incidental charges, including intermodal storage and equipment usage, demurrage and switching. Revenue from regional subsidiary railroads includes shipments by railroads that the Company does not directly operate. Intermodal storage represents charges for customer storage of containers at an intermodal terminal, ramp facility or offsite location beyond a specified period of time. Demurrage represents charges assessed when freight cars are held by a customer beyond a specified period of time. Switching represents charges assessed when a railroad switches cars for a customer or another railroad.

Segments
The Company has two operating segments: rail and trucking. Although the Company provides a breakdown of revenue by line of business, the overall financial and operational performance of the railroad is analyzed as one operating segment due to the integrated nature of the rail network. The trucking segment is not material for separate disclosure. See Note 18, Segment Reporting and Significant Expenses, for additional information on the Company's segments.

Employees
The Company's number of employees was more than 23,500 as of December 2024, which includes approximately 17,500 union employees. Most of the Company’s employees provide or support transportation services.

CSX 2024 Form 10-K p.60

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 1.  Nature of Operations and Significant Accounting Policies, continued

Basis of Presentation
In the opinion of management, the accompanying consolidated financial statements contain all normal, recurring adjustments necessary to fairly present the financial position of CSX and its subsidiaries at December 31, 2024 and December 31, 2023, and the consolidated statements of income, comprehensive income, cash flows and changes in shareholders’ equity for the years ended 2024, 2023 and 2022. In addition, management has evaluated and disclosed all material events occurring subsequent to the date of the financial statements up to the date this annual report is filed on Form 10-K.

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

Fiscal Year
The Company's fiscal periods are based upon the calendar year. Except as otherwise specified, references to full years indicate CSX’s fiscal years ended on December 31, 2024, December 31, 2023, and December 31, 2022.

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

CSX 2024 Form 10-K p.61

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

New Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Improvements to Reportable Segment Disclosures. This standard update requires additional interim and annual disclosures about a reportable segment’s expenses, even for companies with only one reportable segment. The Company adopted this guidance for this 2024 annual report filed on Form 10-K and the standard update did not impact the Company's results of operations or financial position as the update only impacts disclosures. See Note 18, Segment Reporting and Significant Expenses.

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

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. This standard update requires additional disclosures about certain expenses in commonly presented expense captions. The Company is required to adopt the guidance for its 2027 annual report filed on Form 10-K, though early adoption is permitted. The Company is currently evaluating the impact of these amendments on its disclosures, but this standard update will not impact the Company's results of operations or financial position.

Revision of Prior Period Financial Statements
During second quarter 2024, CSX completed a review of the accounting treatment for engineering scrap and certain engineering support labor and identified misstatements between the balance sheet and operating expense in previously issued financial statements. The Company determined the impacts of these misstatement were immaterial to the financial statements for all prior periods identified. For comparative purposes, the Company has made corrections to the consolidated financial statements and applicable notes for the prior periods presented in this Form 10-K. See Note 20, Revision of Prior Period Financial Statements, for additional information and quantification of prior period restatement impacts.
CSX 2024 Form 10-K p.62

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 2.  Earnings Per Share

The following table sets forth the computation of basic earnings per share and earnings per share, assuming dilution:

	Years Ended
	2024 (a)	2023 (a)	2022 (a)
Numerator (Dollars in Millions):
Net Earnings	$3,470	$3,668	$4,114

Denominator (Units in Millions):
Average Common Shares Outstanding	1,939	2,008	2,136
Other Potentially Dilutive Common Shares	4	5	5
Average Common Shares Outstanding, Assuming Dilution	1,943	2,013	2,141

Net Earnings Per Share, Basic	$1.79	$1.83	$1.93
Net Earnings Per Share, Assuming Dilution	$1.79	$1.82	$1.92
(a) See Note 20, Revision of Prior Period Financial Statements.

Basic earnings per share is based on the weighted-average number of shares of common stock outstanding. Earnings per share, assuming dilution, is based on the weighted-average number of shares of common stock outstanding and common stock equivalents adjusted for the effects of common stock that may be issued as a result of potentially dilutive instruments. CSX's potentially dilutive instruments are made up of equity awards including employee stock options, performance and restricted stock units.

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

	Years Ended
	2024	2023	2022
Antidilutive Stock Options Excluded from Diluted EPS (Units in Millions)	3	3	3

Share Repurchase Programs
During fourth quarter 2023, the share repurchase program announced in July 2022 was completed and the Company began repurchasing shares under the $5 billion share repurchase program approved in October 2023. Total repurchase authority remaining was $2.6 billion as of December 31, 2024. The previous share repurchase program was announced in October 2020 and completed in July 2022.
CSX 2024 Form 10-K p.63

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

Share Repurchase Activity
During 2024, 2023 and 2022, CSX repurchased the following shares:

	Years Ended
	2024	2023	2022
Shares Repurchased (Units in Millions)	65	112	151
Cost of Shares (Dollars in Millions)	$2,204	$3,482	$4,731
Average Price Paid per Share	$34.14	$30.95	$31.25

Excise Taxes Paid for Net Share Repurchases (Dollars in Millions) (a)	$33	$—	$—
(a) Excise tax payments due and paid in 2024 were related to 2023 net share repurchase activity.

The Inflation Reduction Act of 2022 imposes a nondeductible 1% excise tax on the net value of most share repurchases made after December 31, 2022. Excise tax commensurate with net share repurchases is reflected in equity and a corresponding liability for excise taxes payable is included in other current liabilities on the consolidated balance sheet. The costs of shares repurchased shown in the table above exclude the impact of this excise tax.

Dividend Increase
On February 12, 2025, the Company's Board of Directors authorized an 8% increase in the quarterly cash dividend to $0.13 per common share effective March 2025.
CSX 2024 Form 10-K p.64

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 3. Shareholders’ Equity

Common and preferred stock consists of the following:

Common Stock, $1 Par Value	December 2024
(Units in Millions)
Common Shares Authorized	5,400
Common Shares Issued and Outstanding	1,900

Preferred Stock
Preferred Shares Authorized	25
Preferred Shares Issued and Outstanding	—

Holders of common stock are entitled to one vote on all matters requiring a vote for each share held. Preferred stock is senior to common stock with respect to dividends and upon liquidation of CSX.

CSX 2024 Form 10-K p.65

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 4.  Stock Plans and Share-Based Compensation

Under CSX's share-based compensation plans, awards consist of performance units, stock options, and restricted stock units for management and stock grants for directors. Awards granted under the various programs are determined and approved by the Compensation and Talent Management Committee of the Board of Directors. Awards to the Chief Executive Officer are approved by the full Board and awards to senior executives are approved by the Compensation and Talent Management Committee. In certain circumstances, the Chief Executive Officer or delegate approves awards to management employees other than senior executives. The Board of Directors approves awards granted to CSX's non-management directors upon recommendation of the Governance and Sustainability Committee.

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

	Years Ended
(Dollars in Millions)	2024	2023	2022
Share-Based Compensation Expense
Restricted Stock Units	$28	$19	$15
Stock Options	12	12	17
Employee Stock Purchase Plans	8	7	5
Stock Awards for Directors	2	2	2
Performance Units	(10)	20	35
Total Share-based Compensation Expense	$40	$60	$74
Income Tax Benefit	$13	$14	$17

Long-term Incentive Plans
The objective of the CSX Long-term Incentive Plans (“LTIP”) is to motivate and reward certain employees for achieving and exceeding certain financial goals. The 2024-2026, 2023-2025, and 2022-2024 LTIPs were adopted under the 2019 Stock and Incentive Award Plan. Grants were made in performance units, with each unit being equivalent to one share of CSX common stock, and payouts will be made in CSX common stock. The payout range for most participants will be between 0% and 200% of the target awards depending on Company performance against predetermined goals for each three-year cycle.

CSX 2024 Form 10-K p.66

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 4.  Stock Plans and Share-Based Compensation, continued

Performance Units
In 2024, 2023 and 2022, target performance units were granted to certain employees under three separate LTIP plans covering three-year cycles: the 2024-2026 ("2024-2026 LTIP"), the 2023-2025 ("2023-2025 LTIP"), and the 2022-2024 ("2022-2024 LTIP"). Payouts of performance units for the plans will be based on the achievement of certain goals, in each case excluding non-recurring items as disclosed in the Company’s financial statements.

For the 2024-2026, 2023-2025 and 2022-2024 LTIP plan, the average annual operating income growth percentage and Economic Profit (CSX Cash Earnings or CCE), in each case excluding non-recurring items as defined in the plan, will each comprise 50% of the payout and will be measured independently of the other. Participants will receive stock dividend equivalents declared over the performance period based on the number of performance units paid upon vesting. As defined under the plan, Economic Profit incentivizes strategic investments earning more than management's desired minimum required return and is calculated as CSX’s gross cash earnings minus the capital charge on gross operating assets.

For these plans, payouts for certain executive officers are subject to formulaic upward or downward adjustment by up to 25%, capped at an overall payout of 250%, based upon the Company’s total shareholder return relative to specified comparable groups over the performance period.

The fair values of the performance units granted during the years ended December 2024, 2023 and 2022 for awards with total shareholder return components were calculated primarily using a Monte-Carlo simulation model with the following weighted-average assumptions:

	Years Ended
Weighted-Average Assumptions Used:	2024	2023	2022
Risk-free Interest Rate	4.4%	4.4%	2.3%
Annualized Volatility	23.3%	33.2%	33.0%
Expected Life (in years)	2.9	2.8	2.7

The risk-free interest rate assumptions reflect the U.S. Treasury yield curve in effect at the time of grant. The annualized volatility is based on observed historical volatility of daily stock returns for the three-year period preceding the grant date. The expected life is calculated using the remainder of the performance period.

CSX 2024 Form 10-K p.67

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 4.  Stock Plans and Share-Based Compensation, continued

Performance unit grant and vesting information is summarized as follows:

	Years Ended
	2024	2023	2022
Weighted-Average Fair Value of Units Granted	$38.66	$31.57	$33.89
Fair Value of Units Vested (in Millions)	$22	$16	$24

The performance unit activity related to the outstanding long-term incentive plans and corresponding fair value is summarized as follows:

	Performance Units Outstanding (in Thousands)	Weighted-Average Fair Value at Grant Date
Unvested at December 31, 2023	1,321	$32.65
Granted	615	38.66
Forfeited	(30)	33.95
Vested	(627)	35.33
Unvested at December 31, 2024	1,279	$35.47

As of December 2024, there was $13 million of total unrecognized compensation cost related to performance units that is expected to be recognized over a weighted-average period of approximately two years.

Stock Options
    Stock options in 2024, 2023 and 2022 were primarily granted along with the corresponding LTIP plans. With these grants, an employee receives an award that provides the opportunity in the future to purchase CSX shares at the closing market price of the stock on the date the award is granted (the strike price). Options granted become exercisable in equal installments on the anniversary of the grant date over a vesting period (three-year graded). All options expire 10 years from the grant date if they are not exercised.

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

CSX 2024 Form 10-K p.68

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 4.  Stock Plans and Share-Based Compensation, continued

Assumptions and inputs used to estimate fair value of stock options are summarized as follows:

	Years Ended
	2024	2023	2022
Weighted-Average Fair Value of Units Granted	$11.58	$9.82	$10.12

Stock Options Valuation Assumptions:
Annual Dividend Yield	1.3%	1.4%	1.1%
Risk-free Interest Rate	4.2%	3.8%	2.0%
Annualized Volatility	28.7%	29.6%	30.1%
Expected Life (in Years)	6.0	6.0	6.0
Other Pricing Model Inputs:
Weighted-average Grant-date Market Price of CSX Stock (Strike Price)	$36.73	$31.54	$35.12

The stock option activity is summarized as follows:

	Stock Options Outstanding (in Thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in Millions)
Outstanding at December 31, 2023	12,094	$25.04
Granted	1,068	36.73
Forfeited	(74)	24.49
Exercised	(3,557)	22.33
Outstanding at December 31, 2024	9,531	$27.40	5.8	$56
Exercisable at December 31, 2024	7,161	$25.00	4.9	$55

Unrecognized compensation expense related to stock options as of December 2024 was $11 million and is expected to be recognized over a weighted-average period of approximately two years. The Company issues new shares upon stock option exercises. Additional information on stock option exercises is summarized as follows:

	Years Ended
(Dollars in Millions)	2024	2023	2022
Intrinsic Value of Stock Options Exercised	$45	$27	$9
Cash Received from Option Exercises	$79	$52	$15

CSX 2024 Form 10-K p.69

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 4.  Stock Plans and Share-Based Compensation, continued

Restricted Stock Units
Restricted stock units are equivalent to one share of CSX stock and are primarily issued along with corresponding LTIP plans and vest three years after the date of grant (three-year cliff) or on the annual anniversary of the grant date over a vesting period (three-year graded). These awards are time-based and not based upon CSX’s attainment of operational targets. Participants receive stock dividend equivalents on these shares. Restricted stock unit grant and vesting information is summarized as follows:

	Years Ended
	2024	2023	2022
Weighted-Average Fair Value of Units Granted	$36.86	$31.46	$34.55
Fair Value of Units Vested (in Millions)	$23	$8	$5

The restricted stock activity related to the outstanding long-term incentive plans and other awards and corresponding fair value is summarized as follows:

	Restricted Stock Units Outstanding (in Thousands)	Weighted-Average Fair Value at Grant Date
Unvested at December 31, 2023	2,029	$31.70
Granted	748	36.86
Forfeited	(43)	34.01
Vested	(744)	30.58
Unvested at December 31, 2024	1,990	$34.01

As of December 2024, unrecognized compensation expense for restricted stock units was approximately $26 million, which will be expensed over a weighted-average remaining period of two years.

CSX 2024 Form 10-K p.70

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

Employee Stock Purchase Plan
In May 2018, shareholders approved the 2018 CSX Employee Stock Purchase Plan (“ESPP”) for the benefit of Company employees. The Company registered 12 million shares of common stock that may be issued pursuant to this plan. Under the ESPP, employees may contribute between 1% and 10% of base compensation, after-tax, to purchase up to $25,000 of market value CSX common stock per year at 85% of the closing market price on either the grant date or the last day of the six-month offering period, whichever is lower. During 2024, 2023 and 2022, the Company issued the following shares under this program:

	Years Ended
	2024	2023	2022
Shares Issued (in Thousands)	1,012	959	726
Weighted Average Purchase Price Per Share	$28.79	$25.66	$25.93

CSX 2024 Form 10-K p.71

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 5.  Casualty, Environmental and Other Reserves

Activity related to casualty, environmental and other reserves is as follows:

	Casualty	Environmental	Other
(Dollars in Millions)	Reserves	Reserves	Reserves	Total
December 31, 2021	$180	$108	$80	$368
Assumed in Acquisition of Pan Am	19	36	—	55
Charged to Expense	45	47	51	143
Payments	(50)	(30)	(50)	(130)
December 31, 2022	194	161	81	436
Charged to Expense	69	29	67	165
Payments	(68)	(36)	(57)	(161)
December 31, 2023	195	154	91	440
Charged to Expense	72	28	68	168
Payments	(59)	(31)	(56)	(146)
December 31, 2024	$208	$151	$103	$462

Personal injury and environmental reserves are considered critical accounting estimates due to the need for management judgment. In the table above, the impacts of changes in estimates are included in the charged to expense amount and were not material in 2024, 2023 and 2022. Casualty, environmental and other reserves are provided for in the consolidated balance sheets as shown in the table below.

	December 2024			December 2023
(Dollars in Millions)	Current	Long-term	Total	Current	Long-term	Total
Casualty:
Personal Injury	$51	$91	$142	$45	$83	$128
Occupational	7	59	66	7	60	67
Total Casualty	$58	$150	$208	$52	$143	$195
Environmental	37	114	151	41	113	154
Other	54	49	103	51	40	91
Total	$149	$313	$462	$144	$296	$440

CSX 2024 Form 10-K p.72

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

Casualty
Casualty reserves represent accruals for personal injury, occupational disease and occupational injury claims primarily related to railroad operations. Casualty reserves include liabilities assumed as a result of the Company's acquisition of Pan Am in 2022. The Company's self-insured retention amount for casualty claims is $100 million per occurrence as discussed in Note 8, Commitments and Contingencies. Currently, no individual claim is expected to exceed the self-insured retention amount. Most of the Company's casualty claims relate to CSXT. In accordance with the Contingencies Topic in the ASC, to the extent the value of an individual claim exceeds the self-insured retention amount, the Company would present the liability on a gross basis with a corresponding receivable for insurance recoveries.

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

Personal Injury
Personal injury reserves represent liabilities for employee work-related and third-party injuries. Work-related injuries for CSXT employees are primarily subject to the Federal Employers' Liability Act ("FELA"). CSXT retains an independent actuary to assist management in assessing the value of personal injury claims. An analysis is performed by the actuary quarterly and is reviewed by management. The methodology used by the actuary includes a development factor to reflect growth or reduction in the value of these personal injury claims based largely on CSXT's historical claims and settlement experience. These analyses did not result in a material adjustment to the personal injury reserve in 2024, 2023 or 2022.

CSX 2024 Form 10-K p.73

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 5.  Casualty, Environmental and Other Reserves, continued

Occupational
Occupational reserves represent liabilities arising from allegations of exposure to certain materials in the workplace (such as solvents, soaps, chemicals and diesel fumes), past exposure to asbestos or allegations of chronic physical injuries resulting from work conditions (such as repetitive stress injuries). The Company retains an independent actuary to analyze the Company’s historical claims, settlement amounts, and dismissal rates to assist in determining future anticipated claim filing rates and average settlement values. This analysis is performed by the actuary and reviewed by management quarterly. There were no material adjustments to the occupational reserve in 2024, 2023 or 2022.

Environmental
The Company is a party to various proceedings related to environmental issues, including administrative and judicial proceedings involving private parties and regulatory agencies. The Company has been identified as a potentially responsible party at approximately 230 environmentally impaired sites. Many of these are, or may be, subject to remedial action under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), also known as the Superfund Law, or similar state statutes. Most of these proceedings arose from environmental conditions on properties used for ongoing or discontinued railroad operations. A number of these proceedings, however, are based on allegations that the Company, or its predecessors, sent hazardous substances to facilities owned or operated by others for treatment, recycling or disposal. In addition, some of the Company’s land holdings were leased to others for commercial or industrial uses that may have resulted in releases of hazardous substances or other regulated materials onto the property and could give rise to proceedings against the Company. Environmental reserves include liabilities assumed as a result of entities acquired by the Company, including the acquisition of Pan Am in 2022.

In any such proceedings, the Company is subject to environmental clean-up and enforcement actions under the Superfund Law, as well as similar state laws that may impose joint and several liability for clean-up and enforcement costs on current and former owners and operators of a site without regard to fault or the legality of the original conduct. These costs could be substantial.

CSX 2024 Form 10-K p.74

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

Other
Other reserves include liabilities for various claims, such as automobile, property, general liability, workers' compensation and longshoremen disability claims. Other reserves include liabilities assumed as a result of entities acquired by the Company, including the acquisition of Pan Am in 2022.
CSX 2024 Form 10-K p.75

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 6.  Properties

Details of the Company’s net properties are as follows:

(Dollars in Millions)		Accumulated	Net Book	Annual Depreciation	Estimated Useful Life	Depreciation
December 2024	Cost	Depreciation	Value	Rate	(Avg. Years)	Method
Road
Rail and Other Track Material	$9,883	$(2,199)	$7,684	2.5%	41	Group Life
Ties	7,269	(2,252)	5,017	3.5%	28	Group Life
Grading	2,813	(699)	2,114	1.3%	75	Group Life
Ballast	3,494	(1,159)	2,335	2.6%	38	Group Life
Bridges, Trestles, and Culverts	3,234	(572)	2,662	1.7%	60	Group Life
Signals and Interlockers	3,476	(1,480)	1,996	4.1%	24	Group Life
Buildings	1,498	(568)	930	2.5%	40	Group Life/ Straight Line (a)
Other	6,017	(2,719)	3,298	4.1%	25	Group Life/ Straight Line (a)
Total Road	37,684	(11,648)	26,036
Equipment
Locomotive	5,252	(2,175)	3,077	3.8%	26	Group Life
Freight Cars	2,311	(407)	1,904	3.1%	32	Group Life
Work Equipment and Other	3,599	(2,303)	1,296	8.9%	11	Group Life/ Straight Line (a)
Total Equipment	11,162	(4,885)	6,277
Land	2,276	—	2,276	N/A	N/A	N/A
Construction In Progress	1,069	—	1,069	N/A	N/A	N/A
Total Properties	$52,191	$(16,533)	$35,658
(a) For depreciation method, certain asset categories contain intermodal terminals, trucking or technology-related assets, which are depreciated using the straight-line method.

CSX 2024 Form 10-K p.76

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 6.  Properties, continued

(Dollars in Millions)		Accumulated	Net Book	Annual Depreciation	Estimated Useful Life	Depreciation
December 2023 (a)	Cost	Depreciation	Value	Rate	(Avg. Years)	Method
Road
Rail and Other Track Material	$9,498	$(2,153)	$7,345	2.5%	41	Group Life
Ties	7,020	(2,131)	4,889	3.5%	28	Group Life
Grading	2,796	(668)	2,128	1.3%	75	Group Life
Ballast	3,424	(1,119)	2,305	2.6%	38	Group Life
Bridges, Trestles, and Culverts	3,121	(525)	2,596	1.7%	60	Group Life
Signals and Interlockers	3,376	(1,351)	2,025	4.1%	24	Group Life
Buildings	1,530	(608)	922	2.5%	40	Group Life/ Straight Line (b)
Other	5,786	(2,546)	3,240	4.1%	25	Group Life/ Straight Line (b)
Total Road	36,551	(11,101)	25,450
Equipment
Locomotive	4,952	(1,981)	2,971	3.8%	26	Group Life
Freight Cars	2,300	(378)	1,922	3.1%	32	Group Life
Work Equipment and Other	3,391	(2,100)	1,291	8.9%	11	Group Life/ Straight Line (b)
Total Equipment	10,643	(4,459)	6,184
Land	2,272	—	2,272	N/A	N/A	N/A
Construction In Progress	815	—	815	N/A	N/A	N/A
Total Properties	$50,281	$(15,560)	$34,721
(a) See Note 20, Revision of Prior Period Financial Statements.

(b) For depreciation method, certain asset categories contain intermodal terminals, trucking or technology-related assets, which are depreciated using the straight-line method.

CSX 2024 Form 10-K p.77

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

Labor is a significant cost in self-constructed track replacement work. CSXT engineering employees directly charge their labor to the track replacement project (the capitalized depreciable property). In replacing track, these employees concurrently perform deconstruction and installation of track material. Because of this concurrent process, CSX must estimate the amount of labor that is related to deconstruction versus installation. As a component of the depreciation study for road and track assets, management performs an analysis of labor costs related to the self-constructed track replacement work, which includes direct observation of track replacement processes. Through this analysis, CSX determined that approximately 20% of labor costs associated with track replacement is related to the deconstruction of old track, for which certain elements are expensed, and approximately 80% is associated with the installation of new track, which is capitalized.

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

CSX 2024 Form 10-K p.78

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 6.  Properties, continued

Depreciation Method
The depreciable assets of the Company are depreciated using either the group-life or straight-line method of accounting, which are both acceptable depreciation methods in accordance with GAAP. The Company depreciates its railroad assets, including main-line track, locomotives and freight cars, using the group-life method. Assets depreciated under the group-life method comprise 86% of total fixed assets of $52.2 billion on a gross basis as of December 2024. The remaining depreciable assets of the Company, including non-railroad assets and assets under finance leases, are depreciated using the straight-line method on a per asset basis. Land is not depreciated.

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

The Company completed a depreciation study for its road and track assets in 2020 and for equipment assets in 2022, both of which resulted in changes to accumulated depreciation, service lives, salvage values, and other related factors for certain assets. The 2022 equipment study resulted in an increase in annual depreciation expense of approximately $80 million primarily due to deferred losses on assets depreciated using the group-life method. The Company plans to complete the next depreciation study for equipment assets in 2025.
CSX 2024 Form 10-K p.79

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

For sales or retirements of assets depreciated under the group-life method that do not occur in the ordinary course of business, a gain or loss may be recognized if the sale or retirement meets each of the following three criteria: (i) it is unusual, (ii) it is material in amount, and (iii) it varies significantly from the retirement profile identified through depreciation studies. No material gains or losses were recognized on the sale of assets depreciated using the group-life method in 2024, 2023 or 2022, as no sales met the criteria described above.

Land and Straight-line Assets Sales and Retirements
When the Company sells or retires land, land-related easements or assets depreciated under the straight-line method, a gain or loss is recognized in purchased services and other on the consolidated statements of income. Primarily as a result of its initiative to monetize non-core properties, the Company recognized gains on the sale of properties of $11 million, $34 million, and $238 million in 2024, 2023 and 2022, respectively. Gains in 2022 include amounts from the Virginia transaction discussed below.

Sale of Property Rights to the Commonwealth of Virginia
On March 26, 2021, the Company entered into a comprehensive agreement to sell certain property rights in three CSX-owned line segments to the Commonwealth of Virginia over three phases. The timing and amount of gains recognized were based on the allocation of fair value to each conveyance, the timing of future conveyances and collectability. In 2022, $125 million of proceeds were collected and gains of $144 million were recognized. Over the course of this transaction, which was completed in 2022, total proceeds of $525 million were collected and total gains of $493 million were recognized.

CSX 2024 Form 10-K p.80

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 6.  Properties, continued

Impairment Review
Properties and other long-lived assets are reviewed for impairment whenever events or business conditions indicate the carrying amount of such assets may not be fully recoverable. Initial assessments of recoverability are based on estimates of undiscounted future net cash flows associated with an asset or a group of assets in accordance with the Property, Plant, and Equipment Topic in the ASC. Where impairment is indicated, the assets are evaluated and their carrying amount is reduced to fair value based on discounted net cash flows or other estimates of fair value. Impairment expense of $24 million in 2024, $2 million in 2023, and $4 million in 2022 was primarily due to the discontinuation of certain in-progress projects. Impairment expense is recorded in purchased services and other expense on the consolidated income statement.

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

Government funding received or receivable related to a property asset is netted with the cost of the asset in properties on the consolidated balance sheet, and the net asset is subject to depreciation. Any amounts owed by the government entity are recorded within accounts receivable until reimbursed. For the years ended December 31, 2024, and December 31, 2023, the total amounts received under contracts with government entities to improve the rail network was $246 million and $84 million, respectively. Non-freight accounts receivable related to these government projects was $39 million and $57 million as of December 31, 2024, and December 31, 2023, respectively.

CSX 2024 Form 10-K p.81

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

The Company has various lease agreements with other parties with terms up to 50 years, including a significant operating lease with the State of Georgia for approximately 137 miles of right-of-way with integral track assets for a term of 50 years with an annual 2.5% increase. Non-cancelable, long-term leases may include provisions for maintenance, options to purchase and options to extend the terms. These options are included in the lease term when it is reasonably certain that the option will be exercised. Lease expense for operating leases, including leases with escalations over their terms, is recognized on a straight-line basis over the lease term. Variable lease expense is recognized in the period in which the obligation for those payments is incurred. Lease expense is included in equipment and other rents on the consolidated income statements and is reported net of lease income. Lease income was not material to the results of operations for 2024, 2023 or 2022.
CSX 2024 Form 10-K p.82

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 7. Leases, continued

The following table presents information about the amount, timing and uncertainty of cash flows arising from all of the Company’s operating leases as of December 31, 2024.

(Dollars in Millions)	December 2024
Maturity of Lease Liabilities	Lease Payments
2025	$76
2026	62
2027	51
2028	42
2029	37
Thereafter	1,086
Total Undiscounted Operating Lease Payments	$1,354
Less: Imputed Interest	(795)
Present Value of Operating Lease Liabilities	$559

(Dollars in Millions)	2024	2023
Balance Sheet Classification
Right of Use Asset	$487	$498

Current Lease Liabilities (Included in Other Current Liabilities)	$73	$68
Long-term Lease Liabilities	486	491
Total Operating Lease Liabilities	$559	$559

Other Information
Weighted-average Remaining Lease Term for Operating Leases	30 years	30 years
Weighted-average Discount Rate for Operating Leases	5.1%	5.1%

Cash Flows
As of December 2024 and 2023, the Company's right-of-use asset was valued at $487 million and $498 million, respectively. Right of use assets of $54 million and $56 million were recognized as non-cash asset additions due to new operating lease liabilities during the years ended 2024 and 2023, respectively. Cash paid for amounts included in the present value of operating lease liabilities was $81 million and $78 million during the years ended 2024 and 2023, respectively, and is included in operating cash flows.

CSX 2024 Form 10-K p.83

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 7. Leases, continued

Operating Lease Costs
These costs are primarily related to long-term operating leases, but also include immaterial amounts for variable leases and short-term leases with terms greater than 30 days. These amounts are shown in the table below.

	Years Ended
(Dollars in Millions)	2024	2023	2022
Rent Expense on Operating Leases	$117	$109	$109

Finance Leases
Finance leases are included in properties - net and long-term debt on the consolidated balance sheets and were not material as of December 2024 or December 2023. The associated amortization expense and interest expense are included in depreciation and interest expense, respectively, on the consolidated income statements and were not material to the results of operations for 2024, 2023 or 2022.

NOTE 8.  Commitments and Contingencies

Purchase Commitments
CSXT's long-term locomotive maintenance and rebuild program agreement with a third party contains commitments related to specific locomotive rebuilds and a long-term maintenance program that covers a portion of CSXT’s fleet of locomotives. The maintenance program costs are based on the maintenance cycle for each covered locomotive, which is determined by the asset's utilization and type. Expected future costs may change as required maintenance schedules are revised and locomotives are placed into or removed from service. The rebuild program costs are based on the condition of locomotive units and the Company's plan for rebuilding existing locomotives. Under CSXT’s current obligations, the maintenance agreement will expire no earlier than 2035. Currently, CSXT is contractually committed to locomotive rebuilds through 2028.

The following table summarizes CSXT’s payments, including prepayments, for the long-term maintenance and rebuild program which covers approximately 1,900 locomotives with payments based on active status during the period.

	Years Ended
(Dollars in Millions)	2024	2023	2022
Amounts Paid (a)	$311	$236	$235
(a) The 2023 and 2022 amounts have been updated to include $36 million and $67 million, respectively, of locomotive rebuild payments.

CSX 2024 Form 10-K p.84

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

(Dollars in Millions)	Locomotive Maintenance & Rebuild Payments	Other Commitments	Total
2025	$359	$173	$532
2026	380	48	428
2027	506	38	544
2028	462	34	496
2029	219	14	233
Thereafter	962	51	1,013
Total	$2,888	$358	$3,246

Insurance
The Company maintains insurance programs with substantial limits for property damage, including resulting business interruption, as well as casualty claims, which includes third-party liability. A certain amount of risk is retained by the Company on each insurance program. Under its property insurance program, the Company retains all risk up to $150 million per occurrence for losses from floods and named windstorms and up to $125 million per occurrence for other property losses. For casualty claims, the Company retains all risk up to $100 million per occurrence. CSX purchases insurance coverage above its full self-retention amounts and retains a percentage of risk at various layers as well. While the Company believes its insurance coverage is adequate, future claims could exceed existing insurance coverage or insurance may not continue to be available at commercially reasonable rates.

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

CSX 2024 Form 10-K p.85

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 8.  Commitments and Contingencies, continued

The Company is able to estimate a range of possible loss for certain matters for which a loss is reasonably possible in excess of reserves established. The Company has estimated this range to be $3 million to $60 million in the aggregate as of December 31, 2024. This estimated aggregate range is based upon currently available information and is subject to significant judgment and a variety of assumptions. Accordingly, the Company's estimate will change from time to time, and actual losses may vary significantly from the current estimate.

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

Although the class was not certified, individual shippers have since brought claims against the railroads, which were also transferred to federal court in the District of Columbia for pre-trial proceedings but before a different judge. In March 2024, the original case was reassigned to the judge in the later-filed case who will now preside over all pre-trial proceedings. The railroads filed motions for summary judgement on July 17, 2024 with the briefing completed in December 2024.

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

CSX 2024 Form 10-K p.86

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

Potentially responsible parties, including Pharmacia, are participating in an EPA-directed allocation and settlement process to assign responsibility related to the lower river and the entire Study Area, respectively. CSXT participated in the EPA-directed allocation and settlement process on behalf of Pharmacia. On March 2, 2022, EPA issued a Notice Letter to Pharmacia, Occidental and eight other parties alleging they are liable under Section 107(a) of CERCLA for releases or threatened releases of hazardous substances and requesting each party, individually or collectively, submit good faith offers to EPA in connection with the entire Study Area. CSXT, on behalf of Pharmacia, responded to the Notice Letter and submitted a good faith offer to EPA on June 27, 2022, following meetings with a mediator from EPA’s Conflict Prevention and Resolution Center. On November 21, 2023, EPA notified the United States District Court for the District of New Jersey ("Court") that it intended to move to enter a Consent Decree (“CD”) with a group of potentially responsible parties. On January 31, 2024, EPA filed a motion to enter a modified CD with 82 potentially responsible parties, requiring payment of $150 million to resolve their liability with respect to the entire Study Area. Pharmacia is not a participant in the CD settlement. On April 1, 2024, Occidental filed its opposition to EPA's motion to enter the CD. Several other non-settling parties, including Pharmacia, filed comments concerning (but not opposing) entry of the CD. On December 18, 2024, the Court entered and approved the CD, which is now under appeal. Negotiations with EPA and other parties to resolve Pharmacia's liability continue.

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

Regulatory
In October 2024, the Company received a subpoena from the Enforcement Division of the U.S. Securities and Exchange Commission ("SEC") requesting information related to, among other things, the accounting restatement disclosed in the Company's Form 10-Q for the quarterly period ended June 30, 2024 filed on August 5, 2024 with the SEC. The Company has also been responding to information requests by the SEC related to certain of the Company's non-financial performance metrics. The Company is cooperating with the SEC and providing information responsive to these requests. While the Company believes its reporting complied with applicable requirements in all material respects, the Company cannot anticipate the timing, scope, outcome or possible impact of the investigation, financial or otherwise.
CSX 2024 Form 10-K p.87

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

As of
Pension Plan Participants:	January 1, 2024
Active Employees	2,314
Retirees and Beneficiaries	11,105
Terminated Vested and Other	3,327
Total	16,746

CSX 2024 Form 10-K p.88

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

Cash Flows
Plan assets are amounts that have been segregated and restricted to provide qualified pension plan benefits and include amounts contributed by the Company and amounts earned from invested contributions, net of benefits paid. Qualified pension plan obligations are funded in accordance with regulatory requirements and with an objective of meeting or exceeding minimum funding requirements necessary to avoid restrictions on flexibility of plan operation and benefit payments. The Company funds the cost of nonqualified pension benefits on a pay-as-you-go basis. No qualified pension plan contributions were made during 2024, 2023 and 2022. No contributions to the Company's qualified pension plans are expected in 2025.

    Future expected benefit payments are as follows:

Expected Cash Flows (Dollars in Millions):	Pension Benefits
2025	$190
2026	185
2027	184
2028	182
2029	181
2030-2034	869
Total	$1,791

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

CSX 2024 Form 10-K p.89

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 9.  Employee Benefit Plans, continued

The current asset allocation targets 33% growth-oriented investments and 67% immunizing investments. The growth-oriented portfolio consists of return-seeking investments that are diversified across geography, market capitalization, and asset class. The immunizing portfolio is comprised of a customized mix of fixed income and cash investments designed to reduce liability risk. Allocations are evaluated for levels within 5% of targeted allocations and are adjusted quarterly as necessary.

The distribution of pension plan assets as of the measurement date is shown in the table below, and these assets are reported net of pension liabilities on the balance sheet.

	December 2024		December 2023 (a)
		Percent of		Percent of
(Dollars in Millions)	Amount	Total Assets	Amount	Total Assets
Equity	$709	29%	$1,182	48%
Fixed Income	57	3	117	4
Cash and Cash Equivalents	18	1	14	1
Growth-Oriented	$784	33%	$1,313	53%
Fixed Income	1,129	46	916	37
Cash and Cash Equivalents	496	21	236	10
Immunizing	$1,625	67%	$1,152	47%
Total	$2,409	100%	$2,465	100%
(a) See Note 20, Revision of Prior Period Financial Statements.

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
CSX 2024 Form 10-K p.90

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 9.  Employee Benefit Plans, continued

Benefit Obligation, Plan Assets and Funded Status
Changes in benefit obligation and the fair value of plan assets for the 2024 and 2023 plan years are as follows:

	Pension Benefits
	Plan Year	Plan Year
(Dollars in Millions)	2024	2023 (a)
Actuarial Present Value of Benefit Obligation
Accumulated Benefit Obligation	$2,115	$2,252
Projected Benefit Obligation	2,192	2,343

Change in Projected Benefit Obligation:
Projected Benefit Obligation at Beginning of Plan Year	$2,343	$2,368
Service Cost (b)	27	28
Interest Cost	106	111
Actuarial (Gain) Loss	(107)	20
Benefits Paid	(177)	(184)
Benefit Obligation at End of Plan Year	$2,192	$2,343

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Plan Year	$2,465	$2,299
Actual Return on Plan Assets	104	330
Non-qualified Employer Contributions	17	20
Benefits Paid	(177)	(184)
Fair Value of Plan Assets at End of Plan Year	$2,409	$2,465
Funded Status at End of Plan Year	$217	$122
(a)See Note 20, Revision of Prior Period Financial Statements.
(b)Service cost for 2024 and 2023 includes capitalized service costs of $3 million and $4 million, respectively.

In 2024, the $107 million actuarial gain for pension benefits was driven by a 68 basis point increase in the weighted average discount rate, partially offset by census data. The $20 million net actuarial loss for pension benefits in 2023 was driven by a 20 basis point decrease in the weighted average discount rate, partially offset by changes to census data.

CSX 2024 Form 10-K p.91

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

	Pension Benefits
	December	December
(Dollars in Millions)	2024	2023 (a)
Amounts Recorded in Consolidated
Balance Sheets:
Long-term Assets	$403	$320
Current Liabilities	(17)	(16)
Long-term Liabilities	(169)	(182)
Net Amount Recognized in Consolidated Balance Sheets	$217	$122
(a) See Note 20, Revision of Prior Period Financial Statements.

Long-term assets as of December 2024 and 2023 in the preceding table relate to qualified pension plans where assets exceed projected benefit obligations. Current and long-term liabilities relate to plans where projected benefits obligations exceed assets. The Company's only plan with a net liability status is the unfunded non-qualified pension plan; which has a projected benefit obligation of $186 million, accumulated benefit obligation of $178 million, and no plan assets as of December 31, 2024.

CSX 2024 Form 10-K p.92

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

	Pension Benefits Years Ended
(Dollars in Millions)	2024	2023	2022
Service Cost Included in Labor and Fringe	$24	$24	$32

Interest Cost	106	111	64
Expected Return on Plan Assets	(168)	(164)	(188)
Amortization of Net Loss	18	29	50
Total Income Included in Other Income - Net	$(44)	$(24)	$(74)
Net Periodic Benefit Credit	$(20)	$—	$(42)
Settlement Loss	—	—	1
Total Periodic Benefit Credit	$(20)	$—	$(41)

Pension Adjustments
The following table shows the pre-tax change in other comprehensive loss (income) attributable to certain components of net benefit expense and the change in benefit obligation for CSX for pension benefits.

(Dollars in Millions)	Pension Benefits
Components of Other Comprehensive	Years Ended
Loss (Income)	2024	2023 (a)
Recognized in the Balance Sheet
Gains	$(42)	$(146)
Expense Recognized in the Income Statement
Amortization of Net Losses	$18	$29
(a) See Note 20, Revision of Prior Period Financial Statements.

As of December 2024, the balance to be amortized related to the Company's pension obligations is a pre-tax loss of $519 million. This amount is included in accumulated other comprehensive loss, a component of shareholders’ equity.

CSX 2024 Form 10-K p.93

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

The Company measures the service cost and interest cost components of the net pension benefits expense by using individual spot rates matched with separate cash flows for each future year. The weighted averages of assumptions used by the Company to value its pension obligations were as follows:

	Pension Benefits
	2024	2023
Expected Long-term Return on Plan Assets:
Benefit Cost for Current Plan Year	6.75%	6.75%
Benefit Cost for Subsequent Plan Year	6.75%	6.75%

Discount Rates:
Benefit Cost for Plan Year
Service Cost for Plan Year	4.90%	5.09%
Interest Cost for Plan Year	4.72%	4.90%
Benefit Obligation at End of Plan Year	5.50%	4.82%

Salary Scale Inflation	4.80%	4.80%
Cash Balance Plan Interest Credit Rate	3.75%	3.75%
CSX 2024 Form 10-K p.94

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 9.  Employee Benefit Plans, continued

Post-retirement Medical Plan
In addition to these plans, the Company sponsors a post-retirement medical plan and a life insurance plan that provide certain benefits to full-time, salaried, management employees hired prior to 2003 upon their retirement if certain eligibility requirements are met. The accumulated post-retirement benefit obligation related to this plan was $49 million and $56 million, respectively, as of December 31, 2024 and 2023. Through 2034, total future expected benefit payments related to this plan were $46 million. Expenses in 2024, 2023 and 2022 related to this plan were not material.

Other Plans
The Company maintains savings plans for virtually all full-time salaried employees and certain employees covered by collective bargaining agreements. Expense associated with these plans was $40 million, $35 million and $28 million for 2024, 2023 and 2022, respectively, and is included in labor and fringe expense on the consolidated income statement.

Under collective bargaining agreements, the Company participates in a multi-employer benefit plan, which provides certain post-retirement health care and life insurance benefits to eligible contract employees. Premiums under this plan are expensed as incurred and were not material in 2024, 2023 or 2022.

Under the terms of collective bargaining agreements that cover union-represented employees, Quality Carriers contributes to two multi-employer pension plans. These plans provide defined benefits to retired participants. Both of these pension plans are in Pension Protection Act zone “red”, meaning they are at least 65% underfunded. Formal rehabilitation plans have been adopted. Based on information provided to the Company from the administrators of these plans, Quality Carriers’ portion of the contingent liability in the event of a full withdrawal or termination from these plans is estimated to be approximately $285 million, of which $280 million relates to the Central States Southeast and Southwest Areas Pension Plan. The Company does not currently intend to withdraw from any of these multi-employer pension plans. Required monthly contributions to these plans are not material.

CSX 2024 Form 10-K p.95

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 10.  Debt and Credit Agreements

Debt at December 2024 and December 2023 is shown in the table below. For information regarding the fair value of debt, see Note 13, Fair Value Measurements.

	Maturity at December	Average Interest Rates at December	December	December
(Dollars in Millions)	2024	2024	2024	2023
Notes	2025-2068	4.3%	$18,492	$18,514
Equipment Obligations(a)	2027	4.4%	1	2
Finance Leases	2025-2032	5.6%	10	17
Subtotal Long-term Debt (Including Current Portion)			$18,503	$18,533
Less Debt Due within One Year			(606)	(558)
Long-term Debt (Excluding Current Portion)			$17,897	$17,975
(a) Equipment obligations are secured by an interest in certain railroad equipment.

Debt Issuance
On September 18, 2024, CSX issued $550 million of 4.90% notes due 2055. These notes are included in the consolidated balance sheets under long-term debt and may be redeemed by the Company at any time, subject to payment of certain make-whole premiums.

In September 2023, CSX issued $600 million of 5.20% notes due 2033. These notes are included in the consolidated balance sheets under long-term debt and may be redeemed by the Company at any time, subject to payment of certain make-whole premiums.

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

The net proceeds from debt issuances will be used for general corporate purposes, which may include debt repayments, repurchases of CSX’s common stock, capital investment and working capital requirements. For more information regarding debt payable to a related party, see Note 15, Investment in Affiliates and Related-Party Transactions.

CSX 2024 Form 10-K p.96

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 10.  Debt and Credit Agreements, continued

Long-term Debt Maturities (Net of Discounts, Premiums and Issuance Costs)

(Dollars in Millions)	Maturities at
Years Ending	December 2024
2025	$606
2026	704
2027	998
2028	1,001
2029	950
Thereafter	14,244
Total Long-term Debt Maturities, including current portion	$18,503

Interest Rate Derivatives
Fair Value Hedges
In fourth quarter 2023, CSX entered into two separate fixed-to-floating interest rate swaps classified as fair value hedges. The swaps are designed to hedge 10 years of interest rate risk associated with market fluctuations attributable to the Secured Overnight Financing Rate ("SOFR") on a cumulative $250 million of fixed rate outstanding notes which are due in 2033. The cumulative fair value of these swaps, which is included in other long-term assets on the consolidated balance sheet, was an asset of $7 million and $19 million as of December 31, 2024 and December 31, 2023, respectively.

In first quarter 2022, CSX entered into five separate fixed-to-floating interest rate swaps classified as fair value hedges. The swaps are designed to hedge 10 years of interest rate risk associated with market fluctuations attributable to the SOFR on a cumulative $800 million of fixed rate outstanding notes which are due between 2036 and 2040. The cumulative fair value of these swaps which is included in other long-term liabilities on the consolidated balance sheet, was a liability of $123 million and $107 million as of December 31, 2024, and December 31, 2023, respectively.

The 2022 swaps will expire in 2032 and the 2023 swaps will expire in 2033. If settled early, the remaining cumulative fair value adjustment to the hedged notes will be amortized over the remaining life of the associated notes. The cumulative adjustment to the hedged notes is included in long-term debt on the consolidated balance sheet as shown in the following table.

(Dollars in Millions)	December 31, 2024	December 31, 2023
Notional Value of Hedged Notes	$1,050	$1,050
Fair Value Asset Adjustment to Hedged Notes	7	19
Fair Value Liability Adjustment to Hedged Notes	(123)	(107)
Carrying Amount of Hedged Notes	$934	$962

CSX 2024 Form 10-K p.97

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

(Dollars in Millions)	2024	2023	2022
Interest Expense Impact (Increase) Decrease	$(31)	$(28)	$(1)

Subsequent to 2024, CSX entered into two fixed-to-floating interest rate swaps classified as fair value hedges in January 2025. The swaps are designed to hedge 10 years of interest rate risk associated with market fluctuations attributable to the SOFR on a cumulative $250 million of fixed rate outstanding notes which are due in 2055. The fair value of these swaps at inception is $0.

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

In 2022, CSX settled a portion equal to $160 million notional value of the aggregate $500 million cash flow hedges, which resulted in CSX receiving a cash payment of $52 million. In 2023, CSX executed partial settlements equal to $226 million notional value of the cash flow hedges, which resulted in CSX receiving a cash payment of $95 million. As of December 31, 2023 the unsettled aggregate notional value of these swaps was $114 million and the asset value of $48 million was recorded in other long-term assets on the consolidated balance sheet.

In 2024, CSX executed a final settlement equal to $114 million notional value of the cash flow hedges, which resulted in CSX receiving a cash payment of $52 million included in other operating activities on the consolidated cash flow statement. As of December 31, 2024, no unsettled aggregate notional value of these swaps remains and there is no related asset or liability.

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

(Dollars in Millions)	2024	2023	2022
Unrealized Gain - Net	$3	$—	$80

CSX 2024 Form 10-K p.98

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 10.  Debt and Credit Agreements, continued

See Note 13, Fair Value Measurements, and Note 16, Other Comprehensive Income (Loss), for other information about the Company's hedges.

Credit Facilities
The Company has a $1.2 billion unsecured, revolving credit facility backed by a diverse syndicate of banks. This facility allows same-day borrowings at floating interest rates, based on SOFR or an agreed-upon replacement reference rate, plus a spread that depends upon CSX's senior unsecured debt ratings. This facility expires in February 2028. As of December 31, 2024, the Company had no outstanding balances under this facility.

Commitment fees and interest rates payable under the facility were similar to fees and rates available to comparably rated investment-grade borrowers. As of December 31, 2024, CSX was in compliance with all covenant requirements under the facility.

Commercial Paper
Under its commercial paper program, which is backed by the revolving credit facility, the Company may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $1.0 billion. Proceeds from issuances of the notes are expected to be used for general corporate purposes. At December 31, 2024, the Company had no commercial paper outstanding.

CSX 2024 Form 10-K p.99

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 11.  Revenues

The Company’s revenues are primarily derived from the transportation of freight as performance obligations that arise from its contracts with customers are satisfied. The following table presents the Company’s revenues disaggregated by market as this best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Fuel surcharge revenue is included in the individual markets.

	Years Ended
(Dollars in Millions)	2024	2023	2022

Chemicals	$2,850	$2,599	$2,584
Agricultural and Food Products	1,644	1,657	1,664
Automotive	1,226	1,219	1,054
Forest Products	1,047	1,012	996
Metals and Equipment	859	917	828
Minerals	772	733	658
Fertilizers	505	516	455
Total Merchandise	8,903	8,653	8,239

Coal	2,247	2,484	2,434

Intermodal	2,047	2,060	2,306

Trucking	844	882	966

Other	499	578	908
Total	$14,540	$14,657	$14,853

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

CSX 2024 Form 10-K p.100

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

During 2024, 2023 and 2022, revenue recognized from performance obligations related to prior periods was not material.

CSX 2024 Form 10-K p.101

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 11. Revenues, continued

Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to future reporting periods for freight services started but not completed at the reporting date. This includes the unearned portion of billed and unbilled amounts for cancellable freight shipments in transit. The Company expects to recognize the unearned portion of revenue for freight services in transit within one week of the reporting date. As of December 31, 2024, remaining performance obligations were not material.

Contract Balances and Accounts Receivable
The timing of revenue recognition, billings and cash collections results in accounts receivable and customer advances and deposits (contract liabilities) on the consolidated balance sheets. Contract assets, contract liabilities and deferred contract costs recorded on the consolidated balance sheet as of December 31, 2024, and December 31, 2023, were not material.

The Company’s accounts receivable - net consists of freight and non-freight receivables, reduced by an allowance for credit losses.

(Dollars in Millions)	December 31, 2024	December 31, 2023

Freight Receivables	$1,012	$1,047
Freight Allowance for Credit Losses	(16)	(18)
Freight Receivables, net	996	1,029

Non-Freight Receivables	343	378
Non-Freight Allowance for Credit Losses	(13)	(14)
Non-Freight Receivables, net	330	364
Total Accounts Receivable, net	$1,326	$1,393

Freight receivables include amounts earned, billed and unbilled, and currently due from customers for transportation-related services. Non-freight receivables include amounts billed and unbilled and currently due related to non-revenue receivables, including government reimbursement receivables. The Company maintains an allowance for credit losses to provide for the estimated amount of receivables that will not be collected. The allowance is based upon an assessment of risk characteristics, historical payment experience, and the age of outstanding receivables adjusted for forward-looking economic conditions as necessary. Credit losses recognized on the Company’s accounts receivable were not material in 2024 and 2023.

CSX 2024 Form 10-K p.102

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 12.  Income Taxes

Earnings before income taxes of $4.6 billion, $4.8 billion and $5.3 billion for years ended 2024, 2023 and 2022, respectively, represent earnings from domestic operations. The breakdown of income tax expense between current and deferred is as follows:

	Years Ended
(Dollars in Millions)	2024	2023 (a)	2022 (a)
Current:
Federal	$873	$851	$928
State	200	184	203
Subtotal Current	$1,073	$1,035	$1,131

Deferred:
Federal	26	110	151
State	(14)	16	(51)
Subtotal Deferred	$12	$126	$100
Total Income Tax Expense	$1,085	$1,161	$1,231
(a) See Note 20, Revision of Prior Period Financial Statements.

The Company recorded a 2024 income tax benefit of $31 million primarily as a result of state legislative changes and a change in the valuation of the state deferred tax liability as a result of filing the 2023 tax returns. In 2023, the Company recorded an income tax benefit of $22 million primarily from a change in the valuation of the state deferred tax liability. In 2022, the Company recorded an income tax benefit of $78 million primarily as a result of state legislative changes and a change in the valuation of the state deferred tax liability.

Income tax expense reconciled to the tax computed at statutory rates is presented in the following table.

	Years Ended
(Dollars in Millions)	2024		2023 (a)		2022 (a)
Federal Income Taxes	$957	21.0%	$1,014	21.0%	$1,122	21.0%
State Income Taxes	147	3.2%	158	3.3%	120	2.2%
Other	(19)	(0.4)%	(11)	(0.2)%	(11)	(0.2)%
Income Tax Expense/ Rate	$1,085	23.8%	$1,161	24.1%	$1,231	23.0%
(a) See Note 20, Revision of Prior Period Financial Statements.

CSX 2024 Form 10-K p.103

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 12.  Income Taxes, continued

The primary factors in the change in year-end net deferred income tax liability balances include the annual provision for deferred income tax expense and accumulated other comprehensive income (loss). The significant components of deferred income tax assets and liabilities include:

	2024		2023 (a)
(Dollars in Millions)	Assets	Liabilities	Assets	Liabilities
Other Employee Benefit Plans	$104	$—	$103	$—
Accelerated Depreciation	—	7,651	—	7,621
Other	464	642	459	640
Total	$568	$8,293	$562	$8,261
Net Deferred Income Tax Liabilities		$7,725		$7,699
(a) See Note 20, Revision of Prior Period Financial Statements.

The Company files a consolidated federal income tax return, which includes its principal domestic subsidiaries. CSX and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. CSX participated in a contemporaneous IRS audit of tax years 2024 and 2023. Federal examinations of original federal income tax returns for all years through 2022 are resolved.

As of December 2024 and 2023, the Company had approximately $20 million and $19 million, respectively, of total unrecognized tax benefits as a result of uncertain tax positions. Net tax benefits of $16 million and $15 million as of December 2024 and 2023, respectively, could favorably impact the effective income tax rate in each year. The Company does not expect that unrecognized tax benefits as of December 2024 for various state and federal income tax matters will significantly change over the next 12 months. The final outcome of these uncertain tax positions is not yet determinable. There were no material changes to the total gross unrecognized tax benefits and prior year audit resolutions of the Company during the year ended December 2024.

CSX’s continuing practice is to recognize net interest and penalties related to income tax matters in income tax expense. Accrued interest and penalties were not material as of December 2024 or 2023. Additionally, expenses from changes to the reserves for interest and penalties were not material in 2024, 2023 or 2022.

CSX 2024 Form 10-K p.104

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 13.  Fair Value Measurements

The Financial Instruments Topic in the ASC requires disclosures about fair value of financial instruments in annual reports as well as in quarterly reports. For CSX, this statement applies to certain investments, pension plan assets, long-term debt and interest rate derivatives. The Fair Value Measurements and Disclosures Topic in the ASC clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value, including on a non-recurring basis, and requires additional disclosures about the use of fair value measurements.
Various inputs are considered when determining the value of the Company's investments, pension plan assets, long-term debt, interest rate derivatives and long-lived assets. The inputs or methodologies used for valuing financial instruments are not necessarily an indication of the risk associated with investing in these financial instruments. These inputs are summarized in the three broad levels listed below:
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

Investments
The Company's investment assets are carried at fair value on the consolidated balance sheet in accordance with the Fair Value Measurements and Disclosures Topic in the ASC. They are valued with assistance from a third-party trustee and consist of fixed income mutual funds, exchange-traded funds, corporate bonds, asset-backed securities, government securities, and short-term time deposits. The fixed income mutual funds are valued at the net asset value of shares held based on quoted market prices determined in an active market, which are Level 1 inputs. The exchange-traded funds are valued at quoted market prices determined in an active market, which are Level 1 inputs. The corporate bonds, asset-backed securities and government securities are valued using broker quotes that utilize observable market inputs, which are Level 2 inputs. The carrying amount of time deposits as reported in the consolidated balance sheet, using Level 2 inputs, approximate fair value due to their short-term nature. Unrealized losses as of December 31, 2024 and December 31, 2023 were not material. The Company believes any impairment of investments held with gross unrealized losses to be temporary and not the result of credit risk.

CSX 2024 Form 10-K p.105

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 13.  Fair Value Measurements, continued

The Company's investment assets are carried at fair value on the consolidated balance sheets, within the line items Short-term Investments and Other Long-term Assets, as summarized in the following table.

	December 2024			December 2023
(Dollars in Millions)	Level 1	Level 2	Total	Level 1	Level 2	Total

Exchange-traded Funds	$2	$—	$2	$—	$—	$—
Fixed Income Mutual Finds	—	—	—	80	—	80
Corporate Bonds	—	71	71	—	60	60
Time Deposits	—	66	66	—	—	—
Government Securities	—	42	42	—	40	40
Asset-backed Securities	—	35	35	—	1	1
Total Investments at Fair Value	$2	$214	$216	$80	$101	$181

Total Investments at Amortized Cost (a)			$218			$184
(a) Exchange-traded funds are excluded as they are not disclosed at amortized cost.

These investments have the following maturities and are represented on the consolidated balance sheet within short-term investments for investments with maturities of less than one year, and other long-term assets for investments with maturities of one year and greater.

(Dollars in Millions)	December 2024	December 2023
Less than 1 year	$72	$83
1 - 5 years	72	37
5 - 10 years	23	17
Greater than 10 years	47	44
Total Investments at Fair Value (a)	$214	$181
(a) Exchange-traded funds are excluded as there is no stated contractual maturity date.

CSX 2024 Form 10-K p.106

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

The fair value and carrying value of the Company's long-term debt is as follows:

(Dollars in Millions)	December 2024	December 2023
Long-term Debt (Including Current Maturities):
Fair Value	$16,481	$17,528
Carrying Value	18,503	18,533

Interest Rate Derivatives
The Company’s fixed-to-floating and forward starting interest rate swaps are carried at their respective fair values, which are determined with assistance from a third party based upon pricing models using inputs observed from actively quoted markets. All of the inputs used to determine the fair value of the swaps are Level 2 inputs. The fair value of the Company’s fixed-to-floating interest rate swaps was an asset of $7 million and $19 million (for swaps entered in 2023) and a liability of $123 million and $107 million (for swaps entered in 2022) as of December 31, 2024 and December 31, 2023, respectively. The fair value of the Company’s forward starting interest rate swaps asset was $48 million as of December 31, 2023. As of December 31, 2024, the forward interest rate swap was fully settled and there was no related asset or liability. See Note 10, Debt and Credit Agreements, for further information.

CSX 2024 Form 10-K p.107

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

CSX 2024 Form 10-K p.108

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 13.  Fair Value Measurements, continued

The pension plan assets at fair value by level, within the fair value hierarchy, as of calendar plan years 2024 and 2023 are shown in the table below. For additional information related to pension assets, see Note 9, Employee Benefit Plans.

	December 2024			December 31, 2023 (a)
(Dollars in Millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Common Stock	$171	$—	$171	$340	$—	$340
Mutual Funds	32	—	32	32	—	32
Cash and Cash Equivalents	514	—	514	250	—	250
Corporate Bonds	—	680	680	—	646	646
Government Securities	—	260	260	—	126	126
Asset-backed Securities, Derivatives and Other	—	14	14	—	10	10
Total Investments in the Fair Value Hierarchy	$717	$954	$1,671	$622	$782	$1,404
Investments Measured at Net Asset Value (b)	n/a	n/a	$738	n/a	n/a	$1,061
Investments at Fair Value	$717	$954	$2,409	$622	$782	$2,465
(a) See Note 20, Revision of Prior Period Financial Statements.
(b) Investments measured at net asset value represent certain investments that have been measured at net asset value per share (or its equivalent) and thus are not classified in the fair value hierarchy. In accordance with ASC 820, Fair Value Measurements, the fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the pension assets disclosed in Note 9, Employee Benefit Plans.

Non-Recurring Fair Value Measurements
The Company re-measured the fair value of intangible assets in the current period related to a goodwill impairment. See Note 19, Goodwill and Other Intangible Assets, for more information.
CSX 2024 Form 10-K p.109

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

For discussion of the drivers of changes in net periodic pension and post-retirement benefit credit from 2023 to 2024 and from 2022 to 2023, refer to Note 9, Employee Benefit Plans. Interest income increased from 2023 to 2024 and from 2022 to 2023 primarily as a result of higher average interest rates. Other income – net consisted of the following:

	Years Ended
(Dollars in Millions)	2024	2023	2022
Net Periodic Pension and Post-retirement Benefit Credit (a)	$50	$29	$79
Interest Income	85	79	42
Miscellaneous Income	7	31	12
Total Other Income - Net	$142	$139	$133
(a) Excludes the service cost component of net periodic benefit cost.

CSX 2024 Form 10-K p.110

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 15.  Investment in Affiliates and Related-Party Transactions

CSX's investments in affiliates are included on the consolidated balance sheet as investments in affiliates and other companies.

	December	December
(Dollars in Millions)	2024	2023
Conrail	$1,245	$1,175
TTX	1,012	961
Other Equity Method and Cost Method Investments	263	261
Total	$2,520	$2,397

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

(Dollars in Millions)	Conrail Shared
Years	Asset Agreement
2025	$34
2026	34
2027	34
2028	34
2029	14
Thereafter	—
Total	$150

Also, included in equity earnings of affiliates are CSX’s 42% share of Conrail’s income and its amortization of the fair value write-up arising from the acquisition of Conrail and certain other adjustments. The amortization primarily represents the additional after-tax depreciation expense related to the write-up of Conrail’s fixed assets when the original purchase price, from the 1997 acquisition of Conrail, was allocated based on fair value. This write-up of fixed assets resulted in a difference between CSX's investment in Conrail and its share of Conrail's underlying net equity, which is $319 million as of December 2024.

CSX 2024 Form 10-K p.111

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 15.  Investment in Affiliates and Related-Party Transactions, continued

The following table discloses amounts related to Conrail. All amounts in the table below are included in purchased services and other expenses on the Company’s consolidated income statements.

	Years Ended
(Dollars in Millions)	2024	2023	2022

Rents, Fees and Services	$142	$132	$130
Purchase Price Amortization and Other	4	4	4
Equity Earnings of Conrail	(69)	(54)	(44)
Total Conrail Expense	$77	$82	$90

As required by the Related Party Disclosures Topic in the ASC, the Company has disclosed amounts below owed to Conrail, or its subsidiaries, representing liabilities under the operating, equipment and shared area agreements with Conrail. As of December 31, 2024, there are two 1.31% notes due 2050 for the operation of the shared asset area. The notes total $441 million and are included in long-term debt on the consolidated balance sheets. Interest expense from these promissory notes was $6 million in each 2024, 2023 and 2022.

	December	December
(Dollars in Millions)	2024	2023
Balance Sheet Information:
CSX Accounts Payable to Conrail	$172	$154
Promissory Notes Payable to Conrail Subsidiary
1.31% CSX Promissory Note due December 2050	73	73
1.31% CSXT Promissory Note due December 2050	368	368

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

CSX 2024 Form 10-K p.112

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

	Years Ended
(Dollars in Millions)	2024	2023	2022
Income Statement Information:
Car Hire Rents	$256	$249	$241
Equity Earnings of TTX	(50)	(49)	(51)
Total TTX Expense	$206	$200	$190

Also included below is balance sheet information related to CSX's payable to TTX, which represents car rental liabilities.

(Dollars in Millions)	December	December
Balance Sheet Information:	2024	2023
CSX Payable to TTX	$44	$43

NOTE 16. Other Comprehensive Income (Loss)

CSX reports comprehensive earnings or loss in accordance with the Comprehensive Income Topic in the ASC in the consolidated comprehensive income statement. Total comprehensive earnings are defined as all changes in shareholders' equity during a period, other than those resulting from investments by and distributions to shareholders (e.g. issuance of equity securities and dividends). Generally, for CSX, total comprehensive earnings equal net earnings plus or minus adjustments for pension and other post-retirement liabilities as well as derivative activity and other adjustments. Total comprehensive earnings represent the activity for a period net of tax and were $3.5 billion, $3.8 billion and $4.1 billion for 2024, 2023 and 2022, respectively.

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
CSX 2024 Form 10-K p.113

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

	Pension and Other Post-Employment Benefits	Interest Rate Derivatives	Other	Accumulated Other Comprehensive (Loss) Income
(Dollars in Millions)
Balance December 31, 2021 - Net of Tax (a)	$(399)	$70	$(47)	$(376)
Other Comprehensive Income (Loss)
(Loss) Income Before Reclassifications (a)	(199)	88	—	(111)
Amounts Reclassified to Net Earnings	44	—	2	46
Tax Benefit (Expense) (a)	35	(8)	4	31
Total Other Comprehensive (Loss) Income	$(120)	$80	$6	$(34)
Balance December 31, 2022 - Net of Tax (a)	$(519)	$150	$(41)	$(410)
Other Comprehensive Income (Loss)
Income Before Reclassifications (a)	146	16	—	162
Amounts Reclassified to Net Earnings	18	—	5	23
Tax Expense (a)	(35)	(16)	(3)	(54)
Total Other Comprehensive Income	$129	$—	$2	$131
Balance December 31, 2023 - Net of Tax (a)	$(390)	$150	$(39)	$(279)
Other Comprehensive Income (Loss)
Income Before Reclassifications	44	4	—	48
Amounts Reclassified to Net Earnings	10	—	2	12
Tax (Expense) Benefit	(13)	(1)	1	(13)
Total Other Comprehensive Income	$41	$3	$3	$47
Balance December 31, 2024 - Net of Tax	$(349)	$153	$(36)	$(232)
(a) See Note 20, Revision of Prior Period Financial Statements.
CSX 2024 Form 10-K p.114

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

CSX 2024 Form 10-K p.115

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

Other Acquisitions
During 2024, 2023 and 2022, Quality Carriers completed several acquisitions of previous independent affiliates that were immaterial individually and in the aggregate.

NOTE 18. Segment Reporting and Significant Expenses

The Company has two operating segments: rail and trucking. Although the Company provides a breakdown of revenue by line of business, the overall financial and operational performance of the railroad is analyzed as one operating segment due to the integrated nature of the rail network. The "Rail" column in the table below includes the activities of all CSX entities other than the trucking company, Quality Carriers, and also includes the Company's equity in the net income of equity method investments. As the trucking segment is not material for separate disclosure as a reportable segment, the results of these operations are included as a reconciliation to the Company's consolidated results in the tables below. See additional information in Note 1, Nature of Operations and Significant Accounting Policies.

The Company's chief operating decision maker ("CODM") is its chief executive officer. The CODM reviews information presented on a consolidated basis, accompanied by supplemental information about the trucking segment separately, for purposes of allocating resources and evaluating financial performance. The Company has determined that operating income is the key measure of segment profit or loss as this measure is the focus of the CODM in developing financial plans, including resource allocation, and evaluating actual financial performance against plan. The CODM regularly reviews operating results broken out by significant expense.
CSX 2024 Form 10-K p.116

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 18. Segment Reporting and Significant Expenses, continued

The tables below present information about the Company's significant expenses and the required reportable segment reconciliations for the years ended 2024, 2023, and 2022.

	Years Ended
	December 31, 2024		December 31, 2023		December 31, 2022
(Dollars in Millions)	Rail	Reconciliation to Consolidated	Rail	Reconciliation to Consolidated	Rail	Reconciliation to Consolidated
Revenue	$13,696		$13,775		$13,887

Reconciliation of Revenue
Trucking Revenue (a)		851		887		968
Elimination of intersegment revenues		(7)		(5)		(2)
Total Consolidated Revenue		$14,540		$14,657		$14,853

Expense
Labor and Fringe	$2,971		$2,875		$2,723
Purchased Services and Other	2,380		2,311		2,189
Depreciation and Amortization	1,598		1,550		1,453
Fuel
Locomotive	978		1,169		1,381
Non-Locomotive	102		103		105
Equipment and Other Rents	335		334		372
Gain on Property Disposition	(14)		(34)		(238)
Segment Operating Income	$5,346		$5,467		$5,902

Reconciliation of Operating Income
Trucking Expenses (b)		952		855		916
Elimination of intersegment expenses		(7)		(5)		(2)
Total Consolidated Operating Income		$5,245		$5,499		$5,954

(a) Rail revenue represents revenue attributed to all CSX entities other than the trucking company, Quality Carriers. Trucking revenue is comprised of revenue from Quality Carriers.

(b) Rail expenses represent expenses attributable to all CSX entities other than the trucking company, Quality Carriers. Trucking expenses include labor and fringe, purchased services and other, depreciation and amortization, fuel, equipment and other rents, and gains/losses on property dispositions from the operations of Quality Carriers. 2024 expenses include a $108 million impairment charge of Quality Carriers' goodwill. See additional information in Note 19, Goodwill and Other Intangible Assets.
CSX 2024 Form 10-K p.117

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 18. Segment Reporting and Significant Expenses, continued

Reconciliation of Segment Operating Income to Consolidated Earnings Before Income Taxes

(Dollars in Millions)	December 31, 2024	December 31, 2023	December 31, 2022
Segment Operating Income	$5,346	$5,467	$5,902
Trucking Revenue and Eliminations	844	882	966
Trucking Expenses and Eliminations	(945)	(850)	(914)
Total Consolidated Operating Income	5,245	5,499	5,954
Interest Expense	(832)	(809)	(742)
Other Income - Net	142	139	133
Earnings Before Income Taxes	$4,555	$4,829	$5,345

Capital expenditures made by the rail segment were $2.45 billion, $2.17 billion, and $2.02 billion for 2024, 2023, and 2022, respectively. The total of the rail segment's reportable assets were $42.6 billion, $42.0 billion, and $41.5 billion as of December 31, 2024, 2023, and 2022, respectively, out of total consolidated assets of $42.8 billion, $42.2 billion, and $41.7 billion for the respective years. Non-rail assets include assets held by the trucking operating segment.

CSX 2024 Form 10-K p.118

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 19. Goodwill and Other Intangible Assets

The following table presents goodwill and other intangible asset balances and adjustments to those balances for the years ended December 31, 2024 and 2023. The goodwill balance attributed to the Company's trucking operating segment was $159 million, $245 million, and $239 million as of December 2024, 2023 and 2022, respectively. The goodwill balance attributed to the rail segment was $80 million at the end of each of the years shown. All intangible assets are attributed to the trucking operating segment.

	Goodwill	Intangible Assets
(Dollars in Millions)	Net Carrying Amount	Cost	Accumulated Amortization	Net Carrying Amount	Total Goodwill and Other Intangible Assets - Net
Balance at December 31, 2022	$319	$198	$(15)	$183	$502
Additions	6	8	—	8	14
Amortization	—	—	(10)	(10)	(10)
Balance at December, 31, 2023	$325	$206	$(25)	$181	$506
Additions	22	25	—	25	47
Amortization	—	—	(12)	(12)	(12)
Impairment	(108)	—	—	—	(108)
Balance at December, 31, 2024	$239	$231	$(37)	$194	$433

Additions
As a result of the acquisition of Pan Am on June 1, 2022, CSX recognized $17 million of goodwill in the rail segment. The goodwill was calculated as the excess of the consideration paid over the fair value of net assets assumed and relates primarily to the ability of CSX to extend the reach of its service to a wider customer base over an expanded territory, creating new market prospects and efficiencies. Goodwill recognized in this acquisition is not deductible for tax purposes.

During 2024 and 2023 the Company's trucking operating segment, which is solely comprised of Quality Carriers, completed several acquisitions that were immaterial individually and in aggregate. The acquisitions resulted in the addition of $22 million and $6 million of goodwill in the trucking operating segment in 2024 and 2023, respectively. Other intangible assets recognized as part of these acquisitions were $25 million and $8 million in 2024 and 2023, respectively.

Amortization
The Company's intangible assets balance primarily relates to intangibles recognized as part of the acquisition of Quality Carriers in 2021. Intangible assets recognized from the acquisition of $180 million consist of $150 million of customer relationships and $30 million of trade names that will be amortized over a weighted-average period of 20 years and 15 years, respectively.

Impairment
During 2023, the Company changed the date of its annual assessment of goodwill to October 1st for all reporting units. The change in testing date for goodwill is a change in accounting principle, which management believes is preferable as it will create consistency in the Company's goodwill impairment testing procedures across its reporting units. This change was not material to CSX's consolidated financial statements and it did not delay, accelerate, or avoid any potential goodwill impairment charges. No impairment was recorded as a result of the 2023 assessment.

CSX 2024 Form 10-K p.119

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 19. Goodwill and Other Intangible Assets, continued

The Company performed a quantitative assessment as of October 1, 2024, to estimate the fair value of Quality Carriers, which used a combination of the income and market approaches. The income approach used a discounted cash flow model with significant assumptions for future revenue growth, EBITDA margin, capital expenditures and discount rate. The market approaches used valuation and transaction multiples for selected guideline public companies. Based on the quantitative assessment, CSX concluded the fair value of Quality Carriers did not exceed the carrying value. As a result, a $108 million impairment charge in the trucking operating segment was recorded in operating expense in the accompanying consolidated income statements. These inputs are classified as Level 3 measurements within the fair value hierarchy.

The impairment was driven by lower than previously expected financial performance projections, which were updated during the Company's annual financial plan process that takes place in the fourth quarter. Updates to longer-term projections reflect the effects of a trucking recession that has extended beyond previous expectations as well as higher discount rates.

In addition to the quantitative assessment of goodwill, CSX evaluated the recoverability of the long-lived assets on the Quality Carriers reporting unit in the trucking operating segment. Based on the assessment, CSX concluded the carrying values of these assets were recoverable and no impairment was recorded.

The Company performed a qualitative assessment over the goodwill of the reporting units in the rail segment during fourth quarter 2024. No impairment was recorded as a result of those assessments.
CSX 2024 Form 10-K p.120

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

In accordance with ASC Topic 250, Accounting Changes and Error Corrections, the Company evaluated the materiality of the errors on the consolidated financial statements as of and for the periods ended December 31, 2023, 2022, and 2021 and its unaudited consolidated financial statements as of and for the quarters and year-to-date periods ended March 31, 2024 and 2023, June 30, 2023 and September 30, 2023 and determined that they did not result in a material misstatement to the financial condition, results of operations, or liquidity for any of these periods previously presented. However, the Company determined that the effect of recording the misstatements during the second quarter of 2024 would be material to the annual 2024 consolidated financial statements. As a result, the Company revised its previously issued consolidated financial statements.

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
CSX 2024 Form 10-K p.121

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

CSX 2024 Form 10-K p.122

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

CSX 2024 Form 10-K p.123

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

CSX 2024 Form 10-K p.124

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 20. Revision of Prior Period Financial Statements, continued

Consolidated Cash Flow Statements, continued

(Dollars in Millions)	Three Months Ended March 31, 2023			Six Months Ended June 30, 2023			Nine Months Ended September 30, 2023			Year Ended December 31, 2023
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Operating Activities
Net Earnings	$987	$(13)	$974	$1,983	$(25)	$1,958	$2,829	$(43)	$2,786	$3,715	$(47)	$3,668
Depreciation	393	2	395	795	4	799	1,194	8	1,202	1,611	(4)	1,607
Deferred Income Taxes	35	(4)	31	78	(8)	70	111	(14)	97	140	(14)	126
Other Operating Activities	(31)	(4)	(35)	23	(5)	18	69	(2)	67	(5)	(2)	(7)
Changes in Other Current Assets	(72)	(1)	(73)	(105)	(1)	(106)	(86)	2	(84)	(120)	8	(112)
Changes in Income and Other Taxes Payable	266	—	266	33	—	33	267	—	267	431	(1)	430
Changes in Other Current Liabilities	(326)	25	(301)	(292)	25	(267)	(296)	25	(271)	(221)	25	(196)
Net Cash Provided by Operating Activities	1,251	5	1,256	2,483	(10)	2,473	4,049	(24)	4,025	5,549	(35)	5,514

Investing Activities
Property Additions	(443)	11	(432)	(1,015)	18	(997)	(1,590)	19	(1,571)	(2,281)	24	(2,257)
Proceeds and Advances from Property Dispositions	8	9	17	35	17	52	35	30	65	52	36	88
Net Cash Used in Investing Activities	(480)	20	(460)	(980)	35	(945)	(1,555)	49	(1,506)	(2,287)	60	(2,227)

Net Decrease in Cash and Cash Equivalents (a)	(667)	25	(642)	(1,002)	25	(977)	(598)	25	(573)	(605)	25	(580)

Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Period	1,958	(25)	1,933	1,958	(25)	1,933	1,958	(25)	1,933	1,958	(25)	1,933
Cash and Cash Equivalents at End of Period	$1,291	$—	$1,291	$956	$—	$956	$1,360	$—	$1,360	$1,353	$—	$1,353

(Dollars in Millions)	Year Ended December 31, 2022
	As Previously Reported	Adjustment	As Revised
Operating Activities
Net Earnings	$4,166	$(52)	$4,114
Depreciation	1,500	2	1,502
Deferred Income Taxes	117	(17)	100
Other Operating Activities	(17)	1	(16)
Changes in Other Current Assets	(22)	(2)	(24)
Changes in Other Current Liabilities	113	(25)	88
Net Cash Provided by Operating Activities	5,619	(93)	5,526

Investing Activities
Property Additions	(2,133)	20	(2,113)
Proceeds and Advances from Property Dispositions	246	48	294
Net Cash Used in Investing Activities	(2,131)	68	(2,063)

Net Decrease in Cash and Cash Equivalents (a)	(281)	(25)	(306)

Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Period	2,239	—	2,239
Cash and Cash Equivalents at End of Period	$1,958	$(25)	$1,933
(a) The change in cash and cash equivalents was revised to reflect a $25 million payment that occurred in December 2022.
CSX 2024 Form 10-K p.125

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
CSX 2024 Form 10-K p.126

CSX CORPORATION
PART II
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
As of December 31, 2024, under the supervision and with the participation of CSX's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that, as of December 31, 2024, the Company's disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in CSX’s periodic SEC reports.

Management's Report on Internal Control over Financial Reporting
CSX’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the management of CSX, including CSX’s CEO and CFO, CSX conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which is also referred to as COSO. Based on that evaluation, management of CSX concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024. Management's assessment of the effectiveness of internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

The Company’s internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

CSX 2024 Form 10-K p.127

CSX CORPORATION
PART II
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of CSX Corporation

Opinion on Internal Control Over Financial Reporting
We have audited CSX Corporation’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, CSX Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated income statements, comprehensive income statements, statements of changes in shareholders' equity and cash flow statements for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 27, 2025, expressed an unqualified opinion thereon.

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

CSX 2024 Form 10-K p.128

CSX CORPORATION
PART II
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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
February 27, 2025

CSX 2024 Form 10-K p.129

CSX CORPORATION
PART II
Changes in Internal Control over Financial Reporting
There were no material changes in the Company’s internal control over financial reporting.

Item 9B.  Other Information
    During the fourth quarter of 2024, none of the Company's directors or officers adopted or terminated any "Rule 10b5-1 trading arrangement" or any "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Item 9C.  Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.
PART III

Item 10.  Directors, Executive Officers of the Registrant and Corporate Governance
The Company maintains insider trading policies and procedures governing the purchase, sale, and/or other dispositions of the Company's securities by directors, officers, and employees, as well as the Company itself, that the Company believes are reasonably designed to promote compliance with insider trading laws, rules, and regulations, as well as listing standards applicable to the Company. A copy of the Company's insider trading policy is filed as Exhibit 19 to this Form 10-K.

In accordance with Instruction G(3) of Form 10-K, the remaining information required by this item is incorporated herein by reference to the Proxy Statement. The Proxy Statement will be filed no later than April 30, 2025 with respect to the 2025 annual meeting of shareholders, except for the information regarding the executive officers of the Company. Information regarding executive officers is included in Part I of this report under the caption "Executive Officers of the Registrant."

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

CSX 2024 Form 10-K p.130

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
CSX 2024 Form 10-K p.131

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

July 28, 2022, Exhibit 4.3, Form 8-K
4.2	Description of Common Stock	February 14, 2024 Exhibit 4.2, Form 10-K
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
June 11, 1999, Exhibit 10.6, Form 8-K
CSX 2024 Form 10-K p.132

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
September 2, 2004, Exhibit 10.2, Form 8-K
10.12**	CSX Directors’ Deferred Compensation Plan effective January 1, 2005	February 22, 2008, Exhibit 10.3, Form 10-K
10.13**	CSX Directors' Matching Gift Plan (as amended through February 9, 2011)	February 18, 2021, Exhibit 10.5, Form 10-K
10.14**	Special Retirement Plan of CSX Corporation and Affiliated Companies (as amended through February 14, 2001)	March 4, 2002, Exhibit 10.23, Form 10-K
10.15**	Supplemental Retirement Benefit Plan of CSX Corporation and Affiliated Companies (as amended through February 14, 2001)	March 4, 2002, Exhibit 10.24, Form 10-K
10.16**	CSX Stock and Incentive Award Plan	May 7, 2010, Exhibit 10.1, Form 8-K
10.17* **	CSX Executives' Deferred Compensation Plan (as amended and restated effective July 11, 2023)
10.18**	Employment Agreement, effective as of December 22, 2017, between CSX Corporation and James M. Foote	February 7, 2018 Exhibit 10.42, Form 10-K
10.19**	CSX 2019 Stock and Incentive Award Plan (incorporated by reference to Appendix A to the registrant’s Definitive Proxy Statement on Schedule 14A filed March 22, 2019)	May 8, 2019 Exhibit 10.1, Form 8-K
10.20**	Employment Agreement, dated August 29, 2022, between CSX Corporation and Joseph R. Hinrichs	October 21, 2022, Exhibit 10.1, Form 10-Q
10.21**	Transition Agreement, dated September 14, 2022, between CSX Corporation and James M. Foote	October 21, 2022, Exhibit 10.2, Form 10-Q
10.22
$1,200,000,000 Five-Year Revolving Credit Agreement, dated as of February 28, 2023, among CSX Corporation, as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent
March 3, 2023 Exhibit 10.1, Form 8-K
10.23**	Form of LTIP Performance Unit Award Agreement	April 20, 2023, Exhibit 10.2, Form 10-Q
10.24**	Form of LTIP Performance Unit Award Agreement for Joseph R. Hinrichs	April 20, 2023, Exhibit 10.3, Form 10-Q
10.25**	Form of LTIP Stock Option Agreement	April 20, 2023, Exhibit 10.4, Form 10-Q
10.26**	Form of LTIP Stock Option Agreement for Joseph R. Hinrichs	April 20, 2023, Exhibit 10.5, Form 10-Q
CSX 2024 Form 10-K p.133

CSX CORPORATION
PART IV

Exhibit designation	Nature of exhibit	Previously filed as exhibit to
10.27**	Form of LTIP Restricted Stock Unit Award Agreement	April 20, 2023, Exhibit 10.6, Form 10-Q
10.28**	Form of LTIP Restricted Stock Unit Award Agreement for Joseph R. Hinrichs	April 20, 2023, Exhibit 10.7, Form 10-Q
10.29**	CSX Corporation Executive Severance Plan, amended and restated as of July 11, 2023	October 20, 2023, Exhibit 10.1, Form 10-Q
10.30**	Form of Change of Control Agreement for Chief Executive Officer, effective as of July 11, 2023	October 20, 2023, Exhibit 10.2, Form 10-Q
10.31**	Form of Change of Control Agreement for Executive Vice President, effective as of July 11, 2023	October 20, 2023, Exhibit 10.3, Form 10-Q
10.32**	Form of Change of Control Agreement for Senior Vice President/Vice President, effective as of July 11, 2023	October 20, 2023, Exhibit 10.4, Form 10-Q
10.33**	Employment Separation Agreement and Release Form, effective as of August 30, 2023, between CSX and Jamie J. Boychuk	October 20, 2023, Exhibit 10.5, Form 10-Q
10.34* **	Non-Compete Agreement
Officer certifications:
31*	Rule 13a-14(a) Certifications
32*	Section 1350 Certifications
Interactive data files:
101*
The following financial information from CSX Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 27, 2025, formatted in XBRL includes: (i) Consolidated Income Statements for the years ended December 31, 2024, December 31, 2023, and December 31, 2022, (ii) Consolidated Comprehensive Income Statements for the years ended December 31, 2024, December 31, 2023, and December 31, 2022, (iii) Consolidated Balance Sheets at December 31, 2024 and December 31, 2023, (iv) Consolidated Cash Flow Statements for the years ended December 31, 2024, December 31, 2023 and December 31, 2022, (v) Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2024, December 31, 2023 and December 31, 2022, and (vi) the Notes to Consolidated Financial Statements.

104*	The cover page from CSX Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024 formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.
Other exhibits:
19*	Insider Trading Policy
21*	Subsidiaries of the Registrant
23*	Consent of Independent Registered Public Accounting Firm
24*	Powers of Attorney
97	Financial Statement Compensation Recoupment Policy	February 14, 2024, Exhibit 97, Form 10-K

* Filed herewith
** Management Contract or Compensatory Plan or Arrangement
(P) This Exhibit has been paper filed and is not subject to Item 601 of Reg S-K for hyperlinks.
Note: Items not filed herewith have been submitted in previous SEC filings.
CSX 2024 Form 10-K p.134

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSX CORPORATION
(Registrant)

By:   /s/ ANGELA C. WILLIAMS
Angela C. Williams
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Dated: February 27, 2025

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 27, 2025.

Signature	Title

/s/ JOSEPH R. HINRICHS	President, Chief Executive Officer and Director
Joseph R. Hinrichs	(Principal Executive Officer)

/s/ SEAN R. PELKEY	Executive Vice President and Chief Financial
Sean R. Pelkey	Officer (Principal Financial Officer)

/s/ ANGELA C. WILLIAMS	Vice President and Chief Accounting Officer
Angela C. Williams	(Principal Accounting Officer)

/s/MICHAEL S. BURNS	Senior Vice President and Chief Legal Officer, Corporate Secretary
Michael S. Burns	*Attorney-in-Fact

CSX 2024 Form 10-K p.135

SIGNATURES

Signature	Title

*	Chairman of the Board and Director
John J. Zillmer

*	Director
Donna M. Alvarado

*	Director
Ann D. Begeman

*	Director
Thomas P. Bostick

*	Director
Anne H. Chow

*	Director
Steven T. Halverson

*	Director
Paul C. Hilal

*	Director
David M. Moffett

*	Director
Linda H. Riefler

*	Director
Suzanne M. Vautrinot

*	Director
James L. Wainscott

*	Director
J. Steven Whisler

CSX 2024 Form 10-K p.136