Form 10-Q
period 2025-03-31
CSX CORP
filed 2025-04-16
CIK 277948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(☒)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
Yes (☐) No (X)
There were 1,878,545,871 shares of common stock outstanding on March 31, 2025 (the latest practicable date that is closest to the filing date).
CSX Q1 2025 Form 10-Q p.1

CSX CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025
CSX Q1 2025 Form 10-Q p.2

CSX CORPORATION
PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED INCOME STATEMENTS (Unaudited)
(Dollars in Millions, Except Per Share Amounts)

	First Quarters
	2025	2024 (a)

Revenue	$3,423	$3,681
Expense
Labor and Fringe	821	805
Purchased Services and Other	774	720
Depreciation and Amortization	425	410
Fuel	275	325
Equipment and Other Rents	87	84
Total Expense	2,382	2,344

Operating Income	1,041	1,337

Interest Expense	(209)	(210)
Other Income - Net	26	41
Earnings Before Income Taxes	858	1,168

Income Tax Expense	(212)	(288)
Net Earnings	$646	$880

Per Common Share (Note 2)
Net Earnings Per Share, Basic	$0.34	$0.45
Net Earnings Per Share, Assuming Dilution	$0.34	$0.45

Average Shares Outstanding (In Millions)	1,890	1,958
Average Shares Outstanding, Assuming Dilution (In Millions)	1,892	1,962

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS (Unaudited)
(Dollars in Millions)

	First Quarters
	2025	2024 (a)
Total Comprehensive Earnings (Note 10)	$651	$886

(a) See the 2024 annual report filed on Form 10-K for revision of prior period financial statements.

See accompanying notes to consolidated financial statements.
CSX Q1 2025 Form 10-Q p.3

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	(Unaudited)
	March 31, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,139	$933
Short-term Investments (Note 9)	8	72
Accounts Receivable - Net (Note 8)	1,348	1,326
Materials and Supplies	438	414
Other Current Assets	87	75
Total Current Assets	3,020	2,820

Properties	52,674	52,191
Accumulated Depreciation	(16,816)	(16,533)
Properties - Net	35,858	35,658

Investment in Affiliates and Other Companies	2,537	2,520
Right-of-Use Lease Asset	486	487
Goodwill and Other Intangible Assets - Net	430	433
Other Long-term Assets	868	846
Total Assets	$43,199	$42,764

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$1,315	$1,290
Labor and Fringe Benefits Payable	391	480
Casualty, Environmental and Other Reserves (Note 4)	146	149
Current Maturities of Long-term Debt (Note 7)	605	606
Income and Other Taxes Payable	685	508
Other Current Liabilities	279	243
Total Current Liabilities	3,421	3,276

Casualty, Environmental and Other Reserves (Note 4)	319	313
Long-term Debt (Note 7)	18,521	17,897
Deferred Income Taxes - Net	7,739	7,725
Long-term Lease Liability	489	486
Other Long-term Liabilities	535	560
Total Liabilities	31,024	30,257

Shareholders' Equity:
Common Stock, $1 Par Value	1,878	1,900
Other Capital	864	846
Retained Earnings	9,655	9,988
Accumulated Other Comprehensive Loss (Note 10)	(227)	(232)
Non-controlling Minority Interest	5	5
Total Shareholders' Equity	12,175	12,507
Total Liabilities and Shareholders' Equity	$43,199	$42,764
See accompanying notes to consolidated financial statements.
CSX Q1 2025 Form 10-Q p.4

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CASH FLOW STATEMENTS (Unaudited)
(Dollars in Millions)

	Three Months
	2025	2024 (a)

OPERATING ACTIVITIES
Net Earnings	$646	$880
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and Amortization	425	410
Deferred Income Taxes	13	7
Other Operating Activities	(4)	(17)
Changes in Operating Assets and Liabilities:
Accounts Receivable	(9)	5
Other Current Assets	(34)	(29)
Accounts Payable	89	72
Income and Other Taxes Payable	175	(143)
Other Current Liabilities	(46)	(119)
Net Cash Provided by Operating Activities	1,255	1,066

INVESTING ACTIVITIES
Property Additions	(719)	(517)
Proceeds from Sales of Short-term Investments	67	81
Proceeds and Advances from Property Dispositions	23	11
Business Acquisition, Net of Cash Acquired	—	(26)
Other Investing Activities	(18)	(35)
Net Cash Used In Investing Activities	(647)	(486)

FINANCING ACTIVITIES
Shares Repurchased	(751)	(247)
Dividends Paid	(245)	(235)
Long-term Debt Repaid (Note 7)	(2)	(2)
Long-term Debt Issued (Note 7)	600	—
Other Financing Activities	(4)	34
Net Cash Used in Financing Activities	(402)	(450)

Net Increase in Cash and Cash Equivalents	206	130

CASH AND CASH EQUIVALENTS
Cash and Cash Equivalents at Beginning of Period	933	1,353
Cash and Cash Equivalents at End of Period	$1,139	$1,483

(a) See the 2024 annual report filed on Form 10-K for revision of prior period financial statements.

See accompanying notes to consolidated financial statements.
CSX Q1 2025 Form 10-Q p.5

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY (Unaudited)
(Dollars in Millions)

Three Months 2025	Common Shares Outstanding (Thousands)	Common Stock and Other Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income(b)	Non-controlling Minority Interest	Total Shareholders' Equity

Balance December 31, 2024	1,900,190	$2,746	$9,988	$(232)	$5	$12,507
Comprehensive Earnings:
Net Earnings	—	—	646	—	—	646
Other Comprehensive Income	—	—	—	5	—	5
Total Comprehensive Earnings						651

Common stock dividends, $0.13 per share	—	—	(245)	—	—	(245)
Share Repurchases	(23,707)	(24)	(727)	—	—	(751)
Excise Tax on Net Share Repurchases	—	—	(7)	—	—	(7)
Stock Option Exercises and Other	1,894	20	—	—	—	20
Balance March 31, 2025	1,878,377	$2,742	$9,655	$(227)	$5	$12,175

Three Months 2024	Common Shares Outstanding (Thousands)	Common Stock and Other Capital	Retained Earnings (a)	Accumulated Other Comprehensive (Loss) Income(a,b)	Non-controlling Minority Interest	Total Shareholders' Equity (a)

Balance December 31, 2023	1,958,757	$2,650	$9,609	$(279)	$5	$11,985
Comprehensive Earnings:
Net Earnings	—	—	880	—	—	880
Other Comprehensive Income	—	—	—	6	—	6
Total Comprehensive Earnings						886

Common stock dividends, $0.12 per share	—	—	(235)	—	—	(235)
Share Repurchases	(6,789)	(7)	(240)	—	—	(247)
Excise Tax on Net Share Repurchases	—	—	(1)	—	—	(1)
Stock Option Exercises and Other	2,961	55	(2)	—	—	53
Balance March 31, 2024	1,954,929	$2,698	$10,011	$(273)	$5	$12,441
(a) See the 2024 annual report filed on Form 10-K for revision of prior period financial statements.
(b) Accumulated Other Comprehensive Loss balances shown above are net of tax. The associated taxes were $61 million as of December 31, 2024, $59 million as of March 31, 2025, $74 million as of December 31, 2023 and $72 million as of March 31, 2024. For additional information, see Note 10, Other Comprehensive Income.

See accompanying notes to consolidated financial statements.
CSX Q1 2025 Form 10-Q p.6

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
CSX Q1 2025 Form 10-Q p.7

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

Fiscal Year
The Company's fiscal periods are based upon the calendar year. Except as otherwise specified, references to “first quarter(s)” or “three months” indicate CSX's fiscal periods ending March 31, 2025 and March 31, 2024, and references to "year-end" indicate the fiscal year ended December 31, 2024.

New Accounting Pronouncements
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

Revision of Prior Period Financial Statements
During second quarter 2024, CSX completed a review of the accounting treatment for engineering scrap and certain engineering support labor and identified misstatements between the balance sheet and operating expense in previously issued financial statements. In accordance with the Accounting Standards Codification (“ASC”) Topic 250, Accounting Changes and Error Corrections, the Company evaluated the materiality of the errors on the previously presented financial statements and determined that they did not result in a material misstatement to the financial condition, results of operations, or liquidity for any of the impacted periods. However, the Company determined that the effect of recording the misstatements during the second quarter of 2024 would be material to the annual 2024 consolidated financial statements. As a result, the Company revised its previously issued consolidated financial statements. For comparative purposes, the Company has also made corrections to the consolidated financial statements and applicable notes for the first quarter 2024 results presented in this Form 10-Q. See the 2024 annual report filed on Form 10-K for additional information and quantification of prior period restatement impacts.

CSX Q1 2025 Form 10-Q p.8

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2.    Earnings Per Share

The following table sets forth the computation of basic earnings per share and earnings per share, assuming dilution.

	First Quarters
	2025	2024 (a)
Numerator (Dollars in Millions):
Net Earnings	$646	$880

Denominator (Units in Millions):
Average Common Shares Outstanding	1,890	1,958
Other Potentially Dilutive Common Shares	2	4
Average Common Shares Outstanding, Assuming Dilution	1,892	1,962

Net Earnings Per Share, Basic	$0.34	$0.45
Net Earnings Per Share, Assuming Dilution	$0.34	$0.45
(a) See the 2024 annual report filed on Form 10-K for revision of prior period financial statements.

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

	First Quarters
	2025	2024
Antidilutive Stock Options Excluded from Diluted EPS (Units in Millions)	4	3

CSX Q1 2025 Form 10-Q p.9

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2.    Earnings Per Share, continued

Share Repurchases
During fourth quarter 2023, the Company began repurchasing shares under the $5 billion share repurchase program approved in October 2023. Total repurchase authority remaining was $1.8 billion as of March 31, 2025.

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

During first quarters 2025 and 2024, the Company engaged in the following repurchase activities:

	First Quarters
	2025	2024
Shares Repurchased (Millions)	24	7
Cost of Shares (Dollars in Millions)	$751	$247
Average Price Paid per Share	$31.66	$36.46

The Inflation Reduction Act of 2022 imposes a nondeductible 1% excise tax on the net value of most share repurchases made after December 31, 2022. Excise tax commensurate with net share repurchases is reflected in equity and a corresponding liability for excise taxes payable is included in other current liabilities on the consolidated balance sheet. The cost of shares repurchased shown in the table above excludes the impact of this excise tax.

Dividend Increase
On February 12, 2025, the Company's Board of Directors authorized an 8% increase in the quarterly cash dividend to $0.13 per common share effective March 2025.

CSX Q1 2025 Form 10-Q p.10

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

	First Quarters
(Dollars in Millions)	2025	2024
Share-Based Compensation Expense:
Restricted Stock Units	$6	$7
Stock Options	3	3
Stock Awards for Directors	3	2
Employee Stock Purchase Plan	2	2
Performance Units	—	2
Total Share-Based Compensation Expense	$14	$16
Income Tax Benefit	$3	$5

Long-term Incentive Plan
In February 2025, the Company granted the following awards under a new long-term incentive plan ("LTIP") for the years 2025 through 2027, which was adopted under the CSX 2019 Stock and Incentive Award Plan.

	Granted (Thousands)	Weighted Avg. Fair Value
Performance Units	668	$33.74
Restricted Stock Units	666	33.37
Stock Options	1,100	10.16

CSX Q1 2025 Form 10-Q p.11

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3.     Stock Plans and Share-Based Compensation, continued

Performance Units
Units vest approximately three years after grant. Payouts will be made in CSX common stock with a payout range for most participants between 0% and 200% of the target awards depending on Company performance against predetermined goals. Payouts for certain executive officers are subject to formulaic upward or downward adjustment by up to 20%, capped at an overall payout of 240%, based upon the Company's total shareholder return relative to specified comparable groups over the performance period. The fair values of performance units granted to certain executive officers were calculated using a Monte-Carlo simulation model.

Measurement against goals related to both average annual operating income growth and Economic Profit, in each case adjusting for certain items as defined in the plan, will each comprise 50% of the payout. As defined under the plan, Economic Profit incentivizes strategic investments earning more than management's desired minimum required return and is calculated as CSX’s Gross Cash Earnings minus the Capital Charge on Gross Operating Assets.

Stock Options
Stock options were granted with ten-year terms and vest over three years in equal installments each year on the anniversary of the grant date. These awards are time-based and are not based upon attainment of performance goals. The fair values of stock option awards were determined at the grant date using the Black-Scholes valuation model.

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

CSX Q1 2025 Form 10-Q p.12

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.    Casualty, Environmental and Other Reserves

Personal injury and environmental reserves are considered critical accounting estimates due to the need for management judgment. Casualty, environmental and other reserves are provided for in the consolidated balance sheets as shown in the table below.

	March 31, 2025			December 31, 2024
(Dollars in Millions)	Current	Long-term	Total	Current	Long-term	Total

Casualty:
Personal Injury	$51	$93	$144	$51	$91	$142
Occupational	7	59	66	7	59	66
Total Casualty	58	152	210	58	150	208
Environmental	37	114	151	37	114	151
Other	51	53	104	54	49	103
Total	$146	$319	$465	$149	$313	$462

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

Personal Injury
Personal injury reserves represent liabilities for employee work-related and third-party injuries. Work-related injuries for CSXT employees are primarily subject to the Federal Employers’ Liability Act (“FELA”). CSXT retains an independent actuary to assist management in assessing the value of personal injury claims. An analysis is performed by the actuary quarterly and is reviewed by management. This analysis did not result in a material adjustment to the personal injury reserve in the quarters ended March 31, 2025, or March 31, 2024.

CSX Q1 2025 Form 10-Q p.13

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.    Casualty, Environmental and Other Reserves, continued

Occupational
Occupational reserves represent liabilities arising from allegations of exposure to certain materials in the workplace (such as solvents, soaps, chemicals and diesel fumes), past exposure to asbestos or allegations of chronic physical injuries resulting from work conditions (such as repetitive stress injuries). The Company retains an independent actuary to analyze the Company’s historical claim filings, settlement amounts, and dismissal rates to assist in determining future anticipated claim filing rates and average settlement values. This analysis is performed by the actuary and reviewed by management quarterly. The analysis did not result in a material adjustment to the occupational reserve in the quarters ended March 31, 2025, or March 31, 2024.

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

CSX Q1 2025 Form 10-Q p.14

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.    Commitments and Contingencies

Insurance
The Company maintains insurance programs with substantial limits for property damage, including resulting business interruption, as well as casualty claims, which includes third-party liability. A certain amount of risk is retained by the Company on each insurance program. Under its property insurance program, the Company retains all risk up to $200 million per occurrence for losses from floods and named windstorms and up to $175 million per occurrence for other property losses. For casualty claims, the Company retains all risk up to $100 million per occurrence. CSX purchases insurance coverage above its full self-retention amounts and it retains a percentage of risk at various layers as well. While the Company believes its insurance coverage is adequate, future claims could exceed existing insurance coverage or insurance may not continue to be available at commercially reasonable rates.

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

The Company is able to estimate a range of possible loss for certain matters for which a loss is reasonably possible in excess of reserves established. The Company has estimated this range to be $3 million to $61 million in the aggregate at March 31, 2025. This estimated aggregate range is based upon currently available information and is subject to significant judgment and a variety of assumptions. Accordingly, the Company's estimate will change from time to time, and actual losses may vary significantly from the current estimate.
CSX Q1 2025 Form 10-Q p.15

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

Although the class was not certified, individual shippers have since brought claims against the railroads, which were also transferred to federal court in the District of Columbia for pre-trial proceedings but before a different judge. In March 2024, the original case was reassigned to the judge in the later-filed case who will now preside over all pre-trial proceedings. The railroads filed motions for summary judgment on July 17, 2024 with the briefing completed in December 2024.

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
CSX Q1 2025 Form 10-Q p.16

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

On November 21, 2023, EPA notified the United States District Court for the District of New Jersey ("Court") that it intended to move to enter a Consent Decree ("CD") with a group of potentially responsible parties. On January 31, 2024, EPA filed a motion to enter a modified CD with 82 potentially responsible parties, not including Pharmacia, requiring payment of $150 million to resolve their liability with respect to the entire Study Area. On April 1, 2024, Occidental filed its opposition to EPA's motion to enter the CD. Several other non-settling parties, including Pharmacia, filed comments concerning (but not opposing) entry of the CD. On December 18, 2024, the Court entered and approved the CD, which is now under appeal. Negotiations with EPA and other parties to resolve Pharmacia's liability continue.

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

See Note 4, Casualty, Environmental and Other Reserves, for additional information on the Company's environmental liabilities.

Regulatory
In October 2024, the Company received a subpoena from the Enforcement Division of the U.S. Securities and Exchange Commission ("SEC") requesting information relating to, among other things, the accounting restatement disclosed in the Company’s Form 10-Q for the quarterly period ended June 30, 2024 filed on August 5, 2024 with the SEC. The Company has also been responding to information requests by the SEC related to certain of the Company’s non-financial performance metrics. The Company is cooperating with the SEC and providing information responsive to these requests. While the Company believes its reporting complied with applicable requirements in all material respects, the Company cannot anticipate the timing, scope, outcome or possible impact of the investigation, financial or otherwise.
CSX Q1 2025 Form 10-Q p.17

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6.    Employee Benefit Plans

The Company sponsors defined benefit pension plans principally for salaried, management personnel. All plans are closed to new participants.

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

	Pension Benefits Cost
	First Quarters
(Dollars in Millions)	2025	2024
Service Cost Included in Labor and Fringe	$5	$6

Interest Cost	27	26
Expected Return on Plan Assets	(40)	(42)
Amortization of Net Loss	6	5
Total Included in Other Income - Net	(7)	(11)

Net Periodic Benefit Credit	$(2)	$(5)

Qualified pension plan obligations are funded in accordance with regulatory requirements and with an objective of meeting or exceeding minimum funding requirements necessary to avoid restrictions on flexibility of plan operation and benefit payments. No contributions to the Company's qualified pension plans are expected in 2025.

CSX Q1 2025 Form 10-Q p.18

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7.    Debt and Credit Agreements

Total activity related to long-term debt as of the end of first quarter 2025 is shown in the table below. For fair value information related to the Company's long-term debt, see Note 9, Fair Value Measurements.

(Dollars in Millions)	Current Portion	Long-term Portion	Total
Long-term Debt as of December 31, 2024	$606	$17,897	$18,503
2025 Activity:
Long-term Debt Issued	—	600	600
Long-term Debt Repaid	(2)	—	(2)
Reclassifications	1	(1)	—
Hedging, Discount, Premium and Other Activity	—	25	25
Long-term Debt as of March 31, 2025	$605	$18,521	$19,126

Debt Issuance
On March 10, 2025, CSX issued $600 million of 5.05% notes due 2035. These notes are included in the consolidated balance sheets under long-term debt and may be redeemed by the Company at any time, subject to payment of certain make-whole premiums. The net proceeds will be used for general corporate purposes, which may include debt repayments, repurchases of CSX's common stock, capital investment and working capital requirements.

Interest Rate Derivatives
Fair Value Hedges
In first quarter 2025, CSX entered into two fixed-to-floating interest rate swaps classified as fair value hedges. The swaps are designed to hedge 10 years of interest rate risk associated with market fluctuations attributable to the Secured Overnight Financing Rate ("SOFR") on a cumulative $250 million of fixed rate outstanding notes which are due in 2055. The cumulative fair value of these swaps, which is included in other long-term assets on the consolidated balance sheet, was an asset of $8 million as of March 31, 2025.

CSX has seven other fixed-to-floating interest rate swaps classified as fair value hedges. The swaps are designed to hedge 10 years of interest rate risk associated with market fluctuations attributable to SOFR on a cumulative $1.1 billion of fixed rate outstanding notes which are due between 2033 and 2040. These swaps are comprised of two swaps entered during 2023 (“2023 swaps”) and five swaps entered during 2022 (“2022 swaps”). The cumulative fair value of the 2023 swaps was an asset of $12 million and $7 million as of March 31, 2025, and December 31, 2024, respectively, and is included in other long-term assets on the consolidated balance sheet. The cumulative fair value of the 2022 swaps was a liability of $110 million and $123 million as of March 31, 2025, and December 31, 2024, respectively, and is included in other long-term liabilities on the consolidated balance sheet.

CSX Q1 2025 Form 10-Q p.19

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 7.    Debt and Credit Agreements, continued

The swaps expire between 2032 and 2035. If settled early, the remaining cumulative fair value adjustment to the hedged notes will be amortized over the remaining life of the associated notes. The cumulative adjustment to the hedged notes is included in long-term debt on the consolidated balance sheet as shown in the following table below.

(Dollars in Millions)	March 31, 2025	December 31, 2024
Notional Value of Hedged Notes	$1,300	$1,050
Fair Value Asset Adjustment to Hedged Notes	20	7
Fair Value Liability Adjustment to Hedged Notes	(110)	(123)
Carrying Amount of Hedged Notes	$1,210	$934

Gains and losses resulting from changes in fair value of the interest rate swaps offset changes in the fair value of the hedged portion of the underlying debt with no gain or loss recognized due to hedge ineffectiveness. The difference in the net fixed-to-float interest settlement on the derivatives is recognized in interest expense and is summarized as follows.

	First Quarters
(Dollars in Millions)	2025	2024
Interest Expense Impact (Increase) Decrease	$(5)	$(8)

Cash Flow Hedges
The Company had forward starting interest rate swaps, designated as cash flow hedges in accordance with the Derivatives and Hedging Topic in the ASC, that had an aggregate notional value of $500 million at inception. These swaps were effected to hedge the benchmark interest rate associated with future interest payments related to the anticipated refinancing of $850 million of 3.25% notes due in 2027.

In addition to previous partial settlements in 2022 and 2023, CSX executed a final settlement equal to $114 million of the $500 million aggregate notional value of the cash flow hedges in second quarter 2024, which resulted in CSX receiving a cash payment of $52 million included in other operating activities on the consolidated cash flow statement. As of March 31, 2025, and December 31, 2024, no unsettled aggregate notional value of these swaps remains and there is no related asset or liability.

The unrealized gain associated with the settled portion of the swaps is recorded net of tax in accumulated other comprehensive income ("AOCI") on the consolidated balance sheet and will continue to be classified in AOCI until the associated debt instrument is issued in the future. The unrealized gain in AOCI will be recognized in earnings as an adjustment to interest expense over the same period during which the hedged transaction affects earnings. Prior to full settlement, unrealized gains related to the swaps were included in other comprehensive income as summarized in the table below.

	First Quarters
(Dollars in Millions)	2025	2024
Unrealized Gain - Net of Tax	$—	$2

See Note 9, Fair Value Measurements, and Note 10, Other Comprehensive Income (Loss), for additional information about the Company's swaps.
CSX Q1 2025 Form 10-Q p.20

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 7.    Debt and Credit Agreements, continued

Credit Facility
The Company has a $1.2 billion unsecured revolving credit facility backed by a diverse syndicate of banks. This facility allows same-day borrowings at floating interest rates, based on SOFR or an agreed-upon replacement reference rate, plus a spread that depends upon CSX's senior unsecured debt ratings. This facility expires in February 2028. As of March 31, 2025, the Company had no outstanding balances under this facility.

Commitment fees and interest rates payable under the facility were similar to fees and rates available to comparably rated investment-grade borrowers. As of first quarter 2025, CSX was in compliance with all covenant requirements under this facility.

Commercial Paper
Under its commercial paper program, which is backed by the revolving credit facility, the Company may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $1.0 billion outstanding at any one time. Proceeds from issuances of the notes are expected to be used for general corporate purposes. At March 31, 2025, the Company had no outstanding debt under the commercial paper program.

CSX Q1 2025 Form 10-Q p.21

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 8.     Revenues

The Company’s revenues are primarily derived from the transportation of freight as performance obligations that arise from its contracts with customers are satisfied. The below table presents the Company’s revenues disaggregated by market as this best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Fuel surcharge revenue is included in the individual markets.

	First Quarters
(Dollars in Millions)	2025	2024

Chemicals	$698	$693
Agricultural and Food Products	408	407
Automotive	271	293
Forest Products	249	262
Metals and Equipment	209	220
Minerals	181	174
Fertilizers	136	136
Total Merchandise	2,152	2,185

Intermodal	493	506
Coal	461	632
Trucking	202	215
Other	115	143
Total	$3,423	$3,681

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

(Dollars in Millions)	March 31, 2025	December 31, 2024

Freight Receivables	$1,030	$1,012
Freight Allowance for Credit Losses	(19)	(16)
Freight Receivables - Net	1,011	996

Non-Freight Receivables	353	343
Non-Freight Allowance for Credit Losses	(16)	(13)
Non-Freight Receivables - Net	337	330
Total Accounts Receivable - Net	$1,348	$1,326

The Company maintains an allowance for credit losses to provide for the estimated amount of receivables that will not be collected. The allowance is based upon an assessment of risk characteristics, historical payment experience, and the age of outstanding receivables adjusted for forward-looking economic conditions as necessary. Credit losses recognized on the Company’s accounts receivable were not material in the first quarters 2025 or 2024.
CSX Q1 2025 Form 10-Q p.22

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9.    Fair Value Measurements

Investments
The Company's investment assets are carried at fair value on the consolidated balance sheet in accordance with the Fair Value Measurements and Disclosures Topic in the ASC. They are valued with assistance from a third-party trustee and consist of exchange-traded funds, corporate bonds, asset-backed securities, government securities, and short-term time deposits. The exchange-traded funds are valued at quoted market prices determined in an active market, which are Level 1 inputs.

The corporate bonds, asset-backed securities and government securities are valued using broker quotes that utilize observable market inputs, which are Level 2 inputs. The carrying amounts of time deposits, which are reported in the consolidated balance sheet using Level 2 inputs, approximate fair value due to their short-term nature. Unrealized losses as of March 31, 2025 and March 31, 2024 were not material. The Company believes any impairment of investments held with gross unrealized losses to be temporary and not the result of credit risk.

The Company's investment assets are carried at fair value on the consolidated balance sheets, within the line items Short-term Investments and Other Long-term Assets, as summarized in the following table.

	March 31, 2025			December 31, 2024
(Dollars in Millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Exchange-traded Funds	$3	$—	$3	$2	$—	$2
Corporate Bonds	—	73	73	—	71	71
Government Securities	—	46	46	—	42	42
Asset-backed Securities	—	35	35	—	35	35
Time Deposits	—	—	—	—	66	66
Total Investments at Fair Value	$3	$154	$157	$2	$214	$216

Total debt securities of $154 million as of March 31, 2025, and $214 million as of December 31, 2024, had an amortized cost of $156 million and $218 million, respectively. These investments have the following maturities:

(Dollars in Millions)	March 31, 2025	December 31, 2024
Less than 1 year	$8	$72
1 - 5 years	79	72
5 - 10 years	21	23
Greater than 10 years	46	47
Total Investments at Fair Value (a)	$154	$214

(a) Exchange-traded funds are excluded as there is no stated contractual maturity date.
CSX Q1 2025 Form 10-Q p.23

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9.    Fair Value Measurements, continued

Long-term Debt
Long-term debt is reported at carrying amount on the consolidated balance sheets and is the Company's only financial instrument with fair values significantly different from their carrying amounts. The fair value of a company's debt is a measure of its current value under present market conditions, but does not impact the financial statements under current accounting rules. The majority of the Company's long-term debt is valued with assistance from a third party that utilizes closing transactions, market quotes or market values of comparable debt. For those instruments not valued by the third party, the fair value has been estimated by applying market rates of similar instruments to the scheduled contractual debt payments and maturities. These market rates are provided by the same third party. All of the inputs used to determine the fair value of the Company's long-term debt are Level 2 inputs.

The fair value and carrying value of the Company's long-term debt is as follows:

(Dollars in Millions)	March 31, 2025	December 31, 2024
Long-term Debt (Including Current Maturities):
Fair Value	$17,379	$16,481
Carrying Value	19,126	18,503

Interest Rate Derivatives
The Company’s fixed-to-floating swaps are carried at fair value, which is determined with assistance from a third party based upon pricing models using inputs observed from actively quoted markets. All of the inputs used to determine the fair value of the swaps are Level 2 inputs. The fair value of the Company’s fixed-to-floating interest rate swaps was an asset of $20 million and $7 million (for swaps entered in 2023 and 2025), and a liability of $110 million and $123 million (for swaps entered in 2022) as of March 31, 2025, and December 31, 2024, respectively.

As of March 31, 2025 and December 31, 2024, the forward interest rate swap was fully settled and there is no related asset or liability. See Note 7, Debt and Credit Agreements, for further information.

CSX Q1 2025 Form 10-Q p.24

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10.     Other Comprehensive Income (Loss)

Total comprehensive earnings represents all changes in shareholders' equity during a period, other than those resulting from investments by and distributions to shareholders (e.g. issuance of equity securities and dividends). Generally, for CSX, total comprehensive earnings equals net earnings plus or minus adjustments for pension and other post-retirement liabilities as well as derivative activity and other items. Total comprehensive earnings is presented net of tax and was $651 million and $886 million for first quarters 2025 and 2024, respectively.

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

	Pension and Other Post-Employment Benefits	Interest Rate Derivatives	Other	Accumulated Other Comprehensive (Loss) Income
(Dollars in Millions)
Balance December 31, 2024, Net of Tax	$(349)	$153	$(36)	$(232)
Other Comprehensive Income (Loss)
Amounts Reclassified to Net Earnings	4	—	2	6
Tax Expense	(1)	—	—	(1)
Total Other Comprehensive Income	3	—	2	5
Balance March 31, 2025, Net of Tax	$(346)	$153	$(34)	$(227)
CSX Q1 2025 Form 10-Q p.25

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11. Segment Reporting and Significant Expenses

The Company has two operating segments: rail and trucking. Although the Company provides a breakdown of revenue by line of business, the overall financial and operational performance of the railroad is analyzed as one operating segment due to the integrated nature of the rail network. The Rail column in the table below includes the activities of all CSX entities other than the trucking company, Quality Carriers, and also includes the Company's equity in the net income of equity method investments. As the trucking segment is not material for separate disclosure as a reportable segment, the results of these operations are included as a reconciliation to the Company's consolidated results in the tables below.

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

CSX Q1 2025 Form 10-Q p.26

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 11. Segment Reporting and Significant Expenses, continued

The tables below present information about the Company's significant expenses and the required reportable segment reconciliations for the quarters ended March 31, 2025, and March 31, 2024.

	Quarters Ended
	March 31, 2025		March 31, 2024
(Dollars in Millions)	Rail	Reconciliation to Consolidated	Rail	Reconciliation to Consolidated
Revenue	$3,221		$3,466

Reconciliation of Revenue
Trucking Revenue (a)		207		217
Elimination of intersegment revenues		(5)		(2)
Total Consolidated Revenue		$3,423		$3,681

Expense
Labor and Fringe	$774		$760
Purchased Services and Other	662		602
Depreciation and Amortization	410		395
Fuel
Locomotive	225		276
Non-Locomotive	30		25
Equipment and Other Rents	82		78
Gain on Property Disposition	—		(1)
Segment Operating Income	$1,038		$1,331

Reconciliation of Operating Income
Trucking Expenses (b)		204		211
Elimination of intersegment expenses		(5)		(2)
Total Consolidated Operating Income		$1,041		$1,337

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
CSX Q1 2025 Form 10-Q p.27

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 11. Segment Reporting and Significant Expenses, continued

Reconciliation of Segment Operating Income to Consolidated Earnings Before Income Taxes

	Quarters Ended
(Dollars in Millions)	March 31, 2025	March 31, 2024
Segment Operating Income	$1,038	$1,331
Trucking Revenue and Eliminations	202	215
Trucking Expenses and Eliminations	(199)	(209)
Total Consolidated Operating Income	1,041	1,337
Interest Expense	(209)	(210)
Other Income - Net	26	41
Earnings Before Income Taxes	$858	$1,168

Other Segment Disclosures
Capital expenditures made by the rail segment were $691 million and $498 million, for the quarters ended March 31, 2025, and March 31 2024, respectively. The total of the rail segment's reportable assets was $43.0 billion and $42.6 billion as of March 31, 2025, and December 31, 2024, respectively, out of total consolidated assets of $43.2 billion and $42.8 billion for the respective periods. Non-rail assets include assets held by the trucking operating segment.

CSX Q1 2025 Form 10-Q p.28

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER 2025 RESULTS

•Revenue decreased $258 million, or 7%, year over year.
•Expenses increased $38 million, or 2%, year over year.
•Operating income of $1.0 billion decreased $296 million, or 22%, year over year.
•Operating margin of 30.4% decreased 590 basis points versus prior year.
•Earnings per diluted share of $0.34 decreased $0.11, or 24%, year over year.

	First Quarters
	2025	2024 (a)	Fav / (Unfav)	% Change
Volume (in Thousands)	1,518	1,534	(16)	(1)%

(in Millions)
Revenue	$3,423	$3,681	$(258)	(7)
Expense	2,382	2,344	(38)	(2)
Operating Income	$1,041	$1,337	$(296)	(22)%

Operating Margin	30.4%	36.3%	(590)	bps

Earnings Per Diluted Share	$0.34	$0.45	$(0.11)	(24)%
(a) See the 2024 annual report filed on Form 10-K for revision of prior period financial statements.

CSX Q1 2025 Form 10-Q p.29

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Volume and Revenue (Unaudited)
Volume (Thousands of Units); Revenue (Dollars in Millions); Revenue Per Unit (Dollars)
First Quarters
	Volume			Revenue			Revenue Per Unit
	2025	2024	% Change	2025	2024	% Change	2025	2024	% Change
Chemicals	166	167	(1)%	$698	$693	1%	$4,205	$4,150	1%
Agricultural and Food Products	115	114	1	408	407	—	3,548	3,570	(1)
Automotive	87	94	(7)	271	293	(8)	3,115	3,117	—
Minerals	79	80	(1)	181	174	4	2,291	2,175	5
Forest Products	70	73	(4)	249	262	(5)	3,557	3,589	(1)
Metals and Equipment	65	70	(7)	209	220	(5)	3,215	3,143	2
Fertilizers	48	47	2	136	136	—	2,833	2,894	(2)
Total Merchandise	630	645	(2)	2,152	2,185	(2)	3,416	3,388	1
Intermodal	716	701	2	493	506	(3)	689	722	(5)
Coal	172	188	(9)	461	632	(27)	2,680	3,362	(20)
Trucking	—	—	—	202	215	(6)	—	—	—
Other	—	—	—	115	143	(20)	—	—	—
Total	1,518	1,534	(1)%	$3,423	$3,681	(7)%	$2,255	$2,400	(6)%

CSX Q1 2025 Form 10-Q p.30

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Quarter 2025

Revenue
Total revenue decreased 7% in the first quarter 2025 when compared to first quarter 2024, due to decreases in coal revenue, lower fuel recovery, declines in merchandise volume, decreases in other revenue, and lower trucking revenue. These decreases were partially offset by higher pricing in merchandise as well as higher intermodal volume.

Merchandise Volume
Chemicals - Decreased due to lower shipments of petroleum products and waste, partially offset by higher shipments of petcoke, natural gas liquids, and plastics.

Agricultural and Food Products - Increased due to higher shipments of domestic feed grain and ethanol.

Automotive - Decreased due to lower North American vehicle production.

Minerals - Decreased primarily due to lower shipments of aggregates and limestone.
Forest Products - Decreased due to lower shipments of building products as well as lower shipments of paper products, which includes the impact of plant closures.

Metals and Equipment - Decreased due to high prior year volume of orders to reposition empty customer railcars as well as reduced shipments in the current year of steel associated with the automotive market.

Fertilizers - Increased due to higher short-haul phosphates shipments, which were partially offset by decreases in long-haul shipments.

Intermodal Volume
International shipments increased driven by higher port volumes and growth with key customers. Domestic shipments were relatively flat as increased transcontinental shipments were offset by the impacts of a continued soft trucking environment.

Coal Volume
Export coal decreased primarily due to reduced production, including outages at customer facilities, and weather impacts on the overall supply chain. Domestic coal decreased due to lower thermal shipments to river terminals and reduced shipments to steel manufacturing locations, partially offset by higher shipments to utility plants.

Trucking Revenue
Trucking revenue decreased $13 million versus the prior year due to lower rates and fuel surcharge.

Other Revenue
Other revenue decreased $28 million primarily due to 2024 revenue including payments from customers that did not meet volume commitments.
CSX Q1 2025 Form 10-Q p.31

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Expenses
Expenses of $2.4 billion increased $38 million, or 2%, in first quarter 2025 when compared to the first quarter 2024.

Labor and Fringe expense increased $16 million, primarily resulting from inflation. Other items largely offset and included higher union employee benefits for sick leave and vacation, increased labor costs associated with network disruptions and lower incentive compensation expense.

Purchased Services and Other expense increased $54 million due to the following:
•Increased costs of approximately $25 million were due to the effects of network disruptions and congestion, including higher locomotive usage costs and rerouting charges associated with the Howard Street Tunnel project, as well as severe winter weather.
•Other net costs increased $28 million, about half of which was due to inflation. The remaining increase was comprised of several non-significant items that were partially offset by cost savings from lower rail volumes.
•There were no gains on property dispositions in 2025 compared to a $1 million gain in 2024.

Depreciation and Amortization expense increased $15 million as a result of a larger asset base.

Fuel costs decreased $50 million primarily as a result of a 15% decrease in locomotive fuel prices, as well as efficiency and volume savings despite additional gross ton-miles associated with reroutes.

Equipment and Other Rents expense increased $3 million due to several non-significant items, including the impact of reroutes on car cycle times.

Interest Expense
Interest expense decreased $1 million.

Other Income - Net
Other income - net decreased $15 million primarily due to lower interest income and a decrease in net pension benefit credits.

Income Tax Expense
Income tax expense decreased $76 million primarily due to lower earnings before income taxes.
CSX Q1 2025 Form 10-Q p.32

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

Economic Profit
Management believes Economic Profit provides an additional perspective to investors about financial returns generated by the business by representing a measure showing profit generated over and above the cost of capital used by the business to generate that profit. Economic Profit is designed to incentivize strategic investments that earn more than management’s desired minimum required return and is broadly utilized by management to make investment decisions. Therefore, disclosing Economic Profit on how management performs in this regard provides additional useful information to investors regarding the Company’s performance compared to its goals.

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

CSX Q1 2025 Form 10-Q p.33

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table reconciles operating income (the most directly comparable GAAP measure) to Economic Profit (non-GAAP measure).

	Three Months
(Dollars in Millions)	2025	2024 (a)
Operating Income	$1,041	$1,337
Add: Depreciation, Amortization, and Operating Lease Expense	452	438
Remove: Unusual Items (b)	—	—
Taxes (c)	(224)	(266)
Gross Cash Earnings	1,269	1,509

Operating Assets
Current Assets (Less Cash and Short-term Investments)	(1,873)	(1,962)
Gross Properties	(52,674)	(50,617)
Other Assets	(4,321)	(4,210)
Operating Liabilities
Non-Interest Bearing Liabilities	11,409	11,039
Gross Operating Assets (d)	(47,459)	(45,750)
Capital Charge (e)	(949)	(915)
Economic Profit (Non-GAAP) calculated as GCE less Capital Charge	$320	$594
(a) See the 2024 annual report filed on Form 10-K for revision of prior period financial statements.
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
(d) Gross operating assets reflects an average of the year-to-date quarter-end amounts reported for each period presented. Accordingly, averages are not applicable for the first quarter of each year.
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

The decrease in FCF before dividends from the prior year of $1 million is primarily due to higher property additions offset by higher operating cash flows, which increased despite lower cash-generating net earnings in the current year as 2024 included $387 million of tax payments postponed from the 2023 tax year.
CSX Q1 2025 Form 10-Q p.34

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table reconciles cash provided by operating activities (GAAP measure) to FCF before dividends (non-GAAP measure).

	Three Months
(Dollars in Millions)	2025	2024 (a)
Net cash provided by operating activities	$1,255	$1,066
Property Additions	(719)	(517)
Proceeds and Advances from Property Dispositions	23	11
Free Cash Flow (before payment of dividends)	$559	$560
(a) See the 2024 annual report filed on Form 10-K for revision of prior period financial statements.

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

In the first quarter of 2025, velocity decreased by 3% and dwell increased by 19% versus prior year. Carload trip plan performance decreased by 16% and intermodal trip plan performance decreased by 4%. The Company continues to focus on operational improvements and executing the operating plan to deliver safe, reliable and efficient service to customers.

The personal injury frequency index of 0.95 improved 22% compared to prior year. The FRA train accident rate of 3.43 improved 16% compared to prior year. Safety is a top priority at CSX, and the Company is committed to reducing risk and enhancing the overall safety of its employees, customers, and communities in which it operates.

CSX Q1 2025 Form 10-Q p.35

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	First Quarters
	2025	2024	Improvement / (Deterioration)
Operations Performance
Train Velocity (Miles Per Hour)	17.6	18.2	(3)%
Dwell (Hours)	11.5	9.7	(19)%
Cars Online	132,200	124,720	(6)%
On-Time Originations	68%	75%	(9)%
On-Time Arrivals	55%	70%	(21)%
Carload Trip Plan Performance	69%	82%	(16)%
Intermodal Trip Plan Performance	90%	94%	(4)%
Fuel Efficiency	0.99	1.01	2%

Revenue Ton-Miles (Billions)
Merchandise	32.3	32.0	1%
Coal	8.4	9.4	(11)%
Intermodal	7.1	7.1	—%
Total Revenue Ton-Miles	47.8	48.5	(1)%

Total Gross Ton-Miles (Billions)	93.9	95.8	(2)%

Safety
FRA Personal Injury Frequency Index	0.95	1.22	22%
FRA Train Accident Rate	3.43	4.09	16%
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
CSX Q1 2025 Form 10-Q p.36

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

Material Changes in Significant Cash Flows
Significant Cash Flows
    The following chart highlights the operating, investing and financing components of the net increase of $206 million and $130 million in cash and cash equivalents for the three months ended March 31, 2025, and March 31, 2024, respectively.

•Operating cash flows increased $189 million year over year despite lower cash-generating net earnings in the current year as 2024 included $387 million of tax payments postponed from the 2023 tax year.
•CSX used $161 million more cash for investing activities primarily due to higher property additions consistent with planned capital expenditures, including $133 million related to rebuilding the Blue Ridge subdivision as a result of impacts from Hurricane Helene.
•The Company used $48 million less cash for financing activities as higher share repurchases were offset by a $600 million debt issuance.

CSX Q1 2025 Form 10-Q p.37

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sources of Cash and Liquidity and Uses of Cash
As of the end of first quarter 2025, CSX had $1.1 billion of cash, cash equivalents and short-term investments. CSX uses current cash balances for general corporate purposes, which may include capital expenditures, working capital requirements, reduction or refinancing of outstanding indebtedness, redemptions and repurchases of CSX common stock, dividends to shareholders, acquisitions and other business opportunities, and contributions to the Company's qualified pension plan. See Note 7, Debt and Credit Agreements.

The Company has multiple sources of liquidity, including cash generated from operations and financing sources. The Company filed a shelf registration statement with the SEC on February 27, 2025, which may be used to issue debt or equity securities at CSX’s discretion, subject to market conditions and CSX Board authorization. While CSX seeks to give itself flexibility with respect to cash requirements, there can be no assurance that market conditions would permit CSX to sell such securities on acceptable terms at any given time, or at all. During the three months ended March 31, 2025, CSX issued a total of $600 million of long-term debt.

CSX has a $1.2 billion unsecured, revolving credit facility backed by a diverse syndicate of banks that expires in February 2028. At March 31, 2025, the Company had no outstanding balances under this facility. The Company also has a commercial paper program, backed by the revolving credit facility, under which the Company may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $1.0 billion outstanding at any one time. At March 31, 2025, the Company had no outstanding debt under the commercial paper program.

Planned capital investments for 2025 are expected to be consistent with 2024 spending at approximately $2.5 billion, except for additional costs to rebuild the Blue Ridge subdivision as a result of impacts from Hurricane Helene. Spending on the Blue Ridge rebuild is currently estimated to exceed $400 million in total, including approximately $50 million spent in 2024. Spending to sustain core infrastructure with a focus on safety and reliability will also remain a top priority. In addition, management is committed to investments that promote profitable growth, including projects supporting service enhancements and productivity initiatives, which includes investments in locomotives and freight cars. CSX intends to fund capital investments primarily through cash generated from operations.

CSX Q1 2025 Form 10-Q p.38

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in the Consolidated Balance Sheets and Working Capital
Consolidated Balance Sheets
Total assets increased $435 million from year end primarily due to a $206 million increase in cash and cash equivalents as noted above and a $200 million increase in net property consistent with planned capital expenditures, including $133 million related to rebuilding the Blue Ridge subdivision.

Total liabilities increased $767 million from year end primarily due to the issuance of $600 million in long-term debt and a $177 million increase in income and other taxes payable due to the timing of tax payments. Total shareholders' equity decreased $332 million from year end primarily driven by share repurchases of $751 million and dividends paid of $245 million, partially offset by net earnings of $646 million.

Working capital is considered a measure of a company's ability to meet its short-term needs. CSX had a working capital deficit of $401 million as of March 31, 2025, and $456 million as of December 31, 2024. This improvement of $55 million since year end was primarily driven by a $206 million increase in cash as noted above, partially offset by a $177 million increase in income and other taxes payable. The Company's working capital balance varies due to factors such as the timing of scheduled debt payments and changes in cash and cash equivalent balances as discussed above. The Company continues to maintain adequate liquidity to satisfy current liabilities and maturing obligations when they come due. CSX has sufficient financial capacity, including its revolving credit facility, commercial paper program and shelf registration statement to manage its day-to-day cash requirements and any anticipated obligations. The Company from time to time accesses the credit markets for additional liquidity.

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

This discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes that appear elsewhere in this document. The Company revised certain prior period financial statements for misstatements between the balance sheet and expense that were determined to be immaterial to previously issued financial statements. See Note 20, Revision of Prior Period Financial Statements, in Item 8 of the filed 2024 Form 10-K.

LABOR AGREEMENTS
Approximately 17,600 of the Company's approximately 23,400 employees are members of a rail labor union and covered by national agreements with the Class I railroads or CSX-specific agreements. As of the date of this filing, new agreements with an effective date of January 1, 2025, have been fully ratified by several unions, representing approximately 45% of the Company's unionized workforce, and tentative agreements have been reached with additional unions. The remaining unionized employees are covered under previous agreements while negotiations take place since collective agreements under the Railway Labor Act do not expire, but continue until amended or replaced.
CSX Q1 2025 Form 10-Q p.39

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

CSX Q1 2025 Form 10-Q p.40

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
CSX Q1 2025 Form 10-Q p.41

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
CSX Q1 2025 Form 10-Q p.42

CSX CORPORATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk from the information provided under Part II, Item 7A (Quantitative and Qualitative Disclosures about Market Risk) of CSX's most recent annual report on Form 10-K, except as provided below.

The fair value of long-term debt issued by the Company may be impacted by changes in interest rates. In an effort to manage interest rate risk, CSX may use certain financial instruments such as interest rate swaps. The following information together with information included in Note 7, Debt and Credit Agreements, describes changes to those contracts since CSX's most recent annual report on Form 10-K and the related market risk to CSX.

In first quarter 2025, CSX entered into two fixed-to-floating interest rate swaps classified as fair value hedges. The swaps are designed to hedge for 10 years of interest rate risk associated with market fluctuations attributable to the Secured Overnight Financing Rate ("SOFR") on a cumulative $250 million of fixed rate outstanding notes which are due in 2055. As of March 31, 2025, the fair value of these swaps was an $8 million asset which is included in other long-term assets on the consolidated balance sheet.

ITEM 4. CONTROLS AND PROCEDURES
As of March 31, 2025, under the supervision and with the participation of CSX's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that, as of March 31, 2025, the Company's disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in CSX's periodic SEC reports. There were no changes in the Company's internal controls over financial reporting during the first quarter of 2025 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

CSX Q1 2025 Form 10-Q p.43

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

Item 2. CSX Purchases of Equity Securities
During fourth quarter 2023, the Company began repurchasing shares under the $5 billion share repurchase program approved in October 2023. Total repurchase authority remaining as of March 31, 2025 was $1.8 billion. For more information about share repurchases, see Note 2, Earnings Per Share. Share repurchase activity for the first quarter 2025 is shown below. Amounts exclude the impact of excise tax on net share repurchases imposed as part of the Inflation Reduction Act of 2022.

	CSX Purchases of Equity Securities for the Quarter
First Quarter	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning Balance				$2,586,389,217
January 1 - January 31, 2025	6,557,512	$32.36	6,557,512	2,374,163,146
February 1 - February 28, 2025	7,812,190	32.56	7,812,190	2,119,808,475
March 1 - March 31, 2025	9,337,565	30.41	9,337,565	1,835,873,157
Ending Balance	23,707,267	$31.66	23,707,267	$1,835,873,157

CSX Q1 2025 Form 10-Q p.44

CSX CORPORATION
PART II

Item 3. Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
    Not Applicable

Item 5. Other Information
During the first quarter of 2025, none of the Company's directors or officers adopted or terminated any "Rule 10b5-1 trading arrangement" or any "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.
CSX Q1 2025 Form 10-Q p.45

CSX CORPORATION
PART II

Item 6. Exhibits

Exhibit designation	Nature of exhibit	Previously filed as exhibit to

Officer certifications:
31*	Rule 13a-14(a) Certifications
32**	Section 1350 Certifications

Interactive data files:
101*
The following financial information from CSX Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 filed with the SEC on April 16, 2025, formatted in inline XBRL includes: (i) consolidated income statements for the quarters ended March 31, 2025, and March 31, 2024, (ii) condensed consolidated comprehensive income statements for the quarters ended March 31, 2025, and March 31, 2024, (iii) consolidated balance sheets at March 31, 2025, and December 31, 2024, (iv) consolidated cash flow statements for the three months ended March 31, 2025, and March 31, 2024, (v) consolidated statements of changes in shareholders' equity for the quarters ended March 31, 2025, and March 31, 2024, and (vi) the notes to consolidated financial statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)

* Filed herewith
** Furnished herewith
CSX Q1 2025 Form 10-Q p.46

CSX CORPORATION
PART II

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSX CORPORATION
(Registrant)

By: /s/ ANGELA C. WILLIAMS
Angela C. Williams
Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Dated: April 16, 2025

CSX Q1 2025 Form 10-Q p.47