Form 10-Q
period 2025-06-30
CSX CORP
filed 2025-07-23
CIK 277948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(☒)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
Yes (☐) No (X)
There were 1,864,277,014 shares of common stock outstanding on June 30, 2025 (the latest practicable date that is closest to the filing date).
CSX Q2 2025 Form 10-Q p.1

CSX CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025
CSX Q2 2025 Form 10-Q p.2

CSX CORPORATION
PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED INCOME STATEMENTS (Unaudited)
(Dollars in Millions, Except Per Share Amounts)

	Second Quarters		Six Months
	2025	2024	2025	2024

Revenue	$3,574	$3,701	$6,997	$7,382
Expense
Labor and Fringe	791	766	1,612	1,571
Purchased Services and Other	710	691	1,484	1,411
Depreciation and Amortization	427	410	852	820
Fuel	269	301	544	626
Equipment and Other Rents	94	85	181	169
Total Expense	2,291	2,253	4,673	4,597

Operating Income	1,283	1,448	2,324	2,785

Interest Expense	(212)	(209)	(421)	(419)
Other Income - Net	22	28	48	69
Earnings Before Income Taxes	1,093	1,267	1,951	2,435

Income Tax Expense	(264)	(304)	(476)	(592)
Net Earnings	$829	$963	$1,475	$1,843

Per Common Share (Note 2)
Net Earnings Per Share, Basic	$0.44	$0.50	$0.79	$0.94
Net Earnings Per Share, Assuming Dilution	$0.44	$0.49	$0.78	$0.94

Average Shares Outstanding (In Millions)	1,867	1,944	1,878	1,951
Average Shares Outstanding, Assuming Dilution (In Millions)	1,869	1,948	1,881	1,955

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS (Unaudited)
(Dollars in Millions)

	Second Quarters		Six Months
	2025	2024	2025	2024
Total Comprehensive Earnings (Note 10)	$832	$966	$1,483	$1,852

See accompanying notes to consolidated financial statements.
CSX Q2 2025 Form 10-Q p.3

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	(Unaudited)
	June 30, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and Cash Equivalents	$387	$933
Short-term Investments (Note 9)	6	72
Accounts Receivable - Net (Note 8)	1,409	1,326
Materials and Supplies	420	414
Other Current Assets	83	75
Total Current Assets	2,305	2,820

Properties	53,331	52,191
Accumulated Depreciation	(17,083)	(16,533)
Properties - Net	36,248	35,658

Investment in Affiliates and Other Companies	2,574	2,520
Right-of-Use Lease Asset	476	487
Goodwill and Other Intangible Assets - Net	437	433
Other Long-term Assets	889	846
Total Assets	$42,929	$42,764

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$1,273	$1,290
Labor and Fringe Benefits Payable	453	480
Casualty, Environmental and Other Reserves (Note 4)	158	149
Current Maturities of Long-term Debt (Note 7)	616	606
Income and Other Taxes Payable	156	508
Other Current Liabilities	327	243
Total Current Liabilities	2,983	3,276

Casualty, Environmental and Other Reserves (Note 4)	304	313
Long-term Debt (Note 7)	18,550	17,897
Deferred Income Taxes - Net	7,718	7,725
Long-term Lease Liability	484	486
Other Long-term Liabilities	513	560
Total Liabilities	30,552	30,257

Shareholders' Equity:
Common Stock, $1 Par Value	1,864	1,900
Other Capital	882	846
Retained Earnings	9,850	9,988
Accumulated Other Comprehensive Loss (Note 10)	(224)	(232)
Non-controlling Minority Interest	5	5
Total Shareholders' Equity	12,377	12,507
Total Liabilities and Shareholders' Equity	$42,929	$42,764
See accompanying notes to consolidated financial statements.
CSX Q2 2025 Form 10-Q p.4

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CASH FLOW STATEMENTS (Unaudited)
(Dollars in Millions)

	Six Months
	2025	2024

OPERATING ACTIVITIES
Net Earnings	$1,475	$1,843
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and Amortization	852	820
Deferred Income Taxes	(1)	14
Other Operating Activities	(50)	(19)
Changes in Operating Assets and Liabilities:
Accounts Receivable	(36)	(19)
Other Current Assets	(13)	25
Accounts Payable	18	(42)
Income and Other Taxes Payable	(362)	(403)
Other Current Liabilities	7	(46)
Net Cash Provided by Operating Activities	1,890	2,173

INVESTING ACTIVITIES
Property Additions	(1,495)	(1,066)
Proceeds from Sales of Short-term Investments	69	81
Proceeds and Advances from Property Dispositions	49	43
Business Acquisition, Net of Cash Acquired	(14)	(50)
Other Investing Activities	(63)	(56)
Net Cash Used In Investing Activities	(1,454)	(1,048)

FINANCING ACTIVITIES
Shares Repurchased	(1,172)	(810)
Dividends Paid	(488)	(468)
Long-term Debt Repaid (Note 7)	(3)	(4)
Long-term Debt Issued (Note 7)	600	—
Other Financing Activities	81	42
Net Cash Used in Financing Activities	(982)	(1,240)

Net Decrease in Cash and Cash Equivalents	(546)	(115)

CASH AND CASH EQUIVALENTS
Cash and Cash Equivalents at Beginning of Period	933	1,353
Cash and Cash Equivalents at End of Period	$387	$1,238

See accompanying notes to consolidated financial statements.
CSX Q2 2025 Form 10-Q p.5

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY (Unaudited)
(Dollars in Millions)

Six Months 2025	Common Shares Outstanding (Thousands)	Common Stock and Other Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income(a)	Non-controlling Minority Interest	Total Shareholders' Equity

Balance December 31, 2024	1,900,190	$2,746	$9,988	$(232)	$5	$12,507
Comprehensive Earnings:
Net Earnings	—	—	646	—	—	646
Other Comprehensive Income	—	—	—	5	—	5
Total Comprehensive Earnings						651

Common stock dividends, $0.13 per share	—	—	(245)	—	—	(245)
Share Repurchases	(23,707)	(24)	(727)	—	—	(751)
Excise Tax on Net Share Repurchases	—	—	(7)	—	—	(7)
Stock Option Exercises and Other	1,894	20	—	—	—	20
Balance March 31, 2025	1,878,377	$2,742	$9,655	$(227)	$5	$12,175
Comprehensive Earnings:
Net Earnings	—	—	829	—	—	829
Other Comprehensive Income	—	—	—	3	—	3
Total Comprehensive Earnings						832

Common stock dividends, $0.13 per share	—	—	(243)	—	—	(243)
Share Repurchases	(14,209)	(14)	(387)	—	—	(401)
Excise Tax on Net Share Repurchases	—	—	(4)	—	—	(4)
Stock Option Exercises and Other	112	18	—	—	—	18
Balance June 30, 2025	1,864,280	$2,746	$9,850	$(224)	$5	$12,377
(a) Accumulated Other Comprehensive Loss balances shown above are net of tax. The associated taxes were $61 million as of December 31, 2024, $59 million as of March 31, 2025, and $58 million as of June 30, 2025. For additional information, see Note 10, Other Comprehensive Income.

See accompanying notes to consolidated financial statements.
CSX Q2 2025 Form 10-Q p.6

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY (Unaudited)
(Dollars in Millions)

Six Months 2024	Common Shares Outstanding (Thousands)	Common Stock and Other Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income(a)	Non-controlling Minority Interest	Total Shareholders' Equity

Balance December 31, 2023	1,958,757	$2,650	$9,609	$(279)	$5	$11,985
Comprehensive Earnings:
Net Earnings	—	—	880	—	—	880
Other Comprehensive Income	—	—	—	6	—	6
Total Comprehensive Earnings						886

Common stock dividends, $0.12 per share	—	—	(235)	—	—	(235)
Share Repurchases	(6,789)	(7)	(240)	—	—	(247)
Excise Tax on Net Share Repurchases	—	—	(1)	—	—	(1)
Stock Option Exercises and Other	2,961	55	(2)	—	—	53
Balance March 31, 2024	1,954,929	$2,698	$10,011	$(273)	$5	$12,441
Comprehensive Earnings:
Net Earnings	—	—	963	—	—	963
Other Comprehensive Income	—	—	—	3	—	3
Total Comprehensive Earnings						966

Common stock dividends, $0.12 per share	—	—	(233)	—	—	(233)
Share Repurchases	(16,308)	(16)	(547)	—	—	(563)
Excise Tax on Net Share Repurchases	—	—	(6)	—	—	(6)
Stock Option Exercises and Other	124	15	1	—	(1)	15
Balance June 30, 2024	1,938,745	$2,697	$10,189	$(270)	$4	$12,620
(a) Accumulated Other Comprehensive Loss balances shown above are net of tax. The associated taxes were $74 million as of December 31, 2023, $72 million as of March 31, 2024, and $72 million as of June 30, 2024. For additional information, see Note 10, Other Comprehensive Income.

See accompanying notes to consolidated financial statements.
CSX Q2 2025 Form 10-Q p.7

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

CSX's principal operating subsidiary, CSX Transportation, Inc. (“CSXT”), provides an important link to the transportation supply chain through its approximately 20,000 route-mile rail network and serves major population centers in 26 states east of the Mississippi River, the District of Columbia and the Canadian provinces of Ontario and Quebec. The Company's intermodal business links customers to railroads via trucks and terminals. CSXT is also responsible for the Company's real estate sales, leasing, acquisition, and management and development activities, substantially all of which are focused on supporting railroad operations.

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
CSX Q2 2025 Form 10-Q p.8

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.    Nature of Operations and Significant Accounting Policies, continued

Basis of Presentation
In the opinion of management, the accompanying consolidated financial statements contain all normal, recurring adjustments necessary to fairly present the consolidated financial statements and accompanying notes. Where applicable, prior year information has been reclassified to conform to the current presentation. Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been omitted from these interim financial statements. CSX suggests that these financial statements be read in conjunction with the audited financial statements and the notes included in CSX's most recent annual report on Form 10-K as well as any subsequently filed current reports on Form 8-K.

Fiscal Year
The Company's fiscal periods are based upon the calendar year. Except as otherwise specified, references to “second quarter(s)” or “six months” indicate CSX's fiscal periods ending June 30, 2025, and June 30, 2024, and references to "year-end" indicate the fiscal year ended December 31, 2024.

New Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. This standard update requires additional interim and annual disclosures about a company’s income taxes, including more detailed information around the annual rate reconciliation and income taxes paid. The Company will adopt the guidance for its 2025 annual report filed on Form 10-K, which will result in additional disclosures related to income taxes but will not impact the Company's results of operations or financial position.

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

CSX Q2 2025 Form 10-Q p.9

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2.    Earnings Per Share

The following table sets forth the computation of basic earnings per share and earnings per share, assuming dilution.

	Second Quarters		Six Months
	2025	2024	2025	2024
Numerator (Dollars in Millions):
Net Earnings	$829	$963	$1,475	$1,843

Denominator (Units in Millions):
Average Common Shares Outstanding	1,867	1,944	1,878	1,951
Other Potentially Dilutive Common Shares	2	4	3	4
Average Common Shares Outstanding, Assuming Dilution	1,869	1,948	1,881	1,955

Net Earnings Per Share, Basic	$0.44	$0.50	$0.79	$0.94
Net Earnings Per Share, Assuming Dilution	$0.44	$0.49	$0.78	$0.94

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

	Second Quarters		Six Months
	2025	2024	2025	2024
Antidilutive Stock Options Excluded from Diluted EPS (Units in Millions)	5	3	5	3

CSX Q2 2025 Form 10-Q p.10

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2.    Earnings Per Share, continued

Share Repurchases
During fourth quarter 2023, the Company began repurchasing shares under the $5 billion share repurchase program approved in October 2023. Total repurchase authority remaining was $1.4 billion as of June 30, 2025.

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

During second quarters and six months ended June 30, 2025, and June 30, 2024, the Company engaged in the following repurchase activities:

	Second Quarters		Six Months
	2025	2024	2025	2024
Shares Repurchased (Millions)	14	16	38	23
Cost of Shares (Dollars in Millions)	$401	$563	$1,152	$810
Average Price Paid per Share	$28.28	$34.51	$30.39	$35.08

Excise Taxes Paid for Net Share Repurchases (Dollars in Millions)	$19.9	$—	$19.9	$—

The Inflation Reduction Act of 2022 imposes a nondeductible 1% excise tax on the net value of most share repurchases made after December 31, 2022. Excise tax commensurate with net share repurchases is reflected in equity and a corresponding liability for excise taxes payable is included in other current liabilities on the consolidated balance sheet. The cost of shares repurchased shown in the table above excludes the impact of this excise tax. Excise tax payments in second quarter 2025 relate to share repurchases in 2024. Excise taxes for 2023 repurchases were paid in fourth quarter 2024.

Dividend Increase
In February 2025, the Company's Board of Directors authorized an 8% increase in the quarterly cash dividend to $0.13 per common share effective March 2025.

CSX Q2 2025 Form 10-Q p.11

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

	Second Quarters		Six Months
(Dollars in Millions)	2025	2024	2025	2024
Share-Based Compensation Expense:
Restricted Stock Units	$7	$7	$13	$14
Stock Options	3	3	6	6
Employee Stock Purchase Plan	3	2	5	4
Performance Units	2	1	2	3
Stock Awards for Directors	—	—	3	2
Total Share-Based Compensation Expense	$15	$13	$29	$29
Income Tax Benefit	$3	$3	$6	$8

Long-term Incentive Plan
In February 2025, the Company granted the following awards under a new long-term incentive plan ("LTIP") for the years 2025 through 2027, which was adopted under the CSX 2019 Stock and Incentive Award Plan.

	Granted (Thousands)	Weighted Avg. Fair Value
Performance Units	668	$33.74
Restricted Stock Units	666	33.37
Stock Options	1,100	10.16

CSX Q2 2025 Form 10-Q p.12

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

Other Awards
Awards are periodically granted outside of the annual LTIP program, subject to approval by the Board of Directors, Compensation and Talent Management Committee, or Chief Executive Officer ("CEO") as appropriate. Awards outside of the annual LTIP program were granted to certain management employees other than senior executives during the second quarter and six months ended June 30, 2025, and 2024, and were not material.

For more information related to the Company's outstanding long-term incentive compensation, see CSX's most recent annual report on Form 10-K.

CSX Q2 2025 Form 10-Q p.13

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.    Casualty, Environmental and Other Reserves

Personal injury and environmental reserves are considered critical accounting estimates due to the need for management judgment. Casualty, environmental and other reserves are provided for in the consolidated balance sheets as shown in the table below.

	June 30, 2025			December 31, 2024
(Dollars in Millions)	Current	Long-term	Total	Current	Long-term	Total

Casualty:
Personal Injury	$54	$95	$149	$51	$91	$142
Occupational	7	54	61	7	59	66
Total Casualty	61	149	210	58	150	208
Environmental	39	110	149	37	114	151
Other	58	45	103	54	49	103
Total	$158	$304	$462	$149	$313	$462

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

Personal Injury
Personal injury reserves represent liabilities for employee work-related and third-party injuries. Work-related injuries for CSXT employees are primarily subject to the Federal Employers’ Liability Act (“FELA”). CSXT retains an independent actuary to assist management in assessing the value of personal injury claims. An analysis is performed by the actuary quarterly and is reviewed by management. This analysis did not result in a material adjustment to the personal injury reserve in the quarters or six months ended June 30, 2025, or June 30, 2024.

CSX Q2 2025 Form 10-Q p.14

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.    Casualty, Environmental and Other Reserves, continued

Occupational
Occupational reserves represent liabilities arising from allegations of exposure to certain materials in the workplace (such as solvents, soaps, chemicals and diesel fumes), past exposure to asbestos or allegations of chronic physical injuries resulting from work conditions (such as repetitive stress injuries). The Company retains an independent actuary to analyze the Company’s historical claim filings, settlement amounts, and dismissal rates to assist in determining future anticipated claim filing rates and average settlement values. This analysis is performed by the actuary and reviewed by management quarterly. The analysis did not result in a material adjustment to the occupational reserve in the quarters or six months ended June 30, 2025, or June 30, 2024.

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

CSX Q2 2025 Form 10-Q p.15

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

The Company is able to estimate a range of possible loss for certain matters for which a loss is reasonably possible in excess of reserves established. The Company has estimated this range to be $2 million to $64 million in the aggregate at June 30, 2025. This estimated aggregate range is based upon currently available information and is subject to significant judgment and a variety of assumptions. Accordingly, the Company's estimate will change from time to time, and actual losses may vary significantly from the current estimate.
CSX Q2 2025 Form 10-Q p.16

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

Although the class was not certified, individual shippers have since brought claims against the railroads, which were also transferred to federal court in the District of Columbia for pre-trial proceedings but before a different judge. In March 2024, the original case was reassigned to the judge in the later-filed case. The railroads filed motions for summary judgment on July 17, 2024, with the briefing completed in December 2024. The judge held a hearing on the railroads' summary judgment motions on June 18, 2025, and granted summary judgment in favor of the railroads on June 24, 2025, ordering the cases closed. The individual shippers have until July 24, 2025, to file a Notice of Appeal.

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
CSX Q2 2025 Form 10-Q p.17

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

Regulatory
In October 2024, the Company received a subpoena from the Enforcement Division of the U.S. Securities and Exchange Commission ("SEC") requesting information relating to, among other things, the accounting restatement disclosed in the Company’s Form 10-Q for the quarterly period ended June 30, 2024, filed on August 5, 2024, with the SEC. The Company also responded to information requests by the SEC related to certain of the Company’s non-financial performance metrics. The Company received correspondence from the SEC on July 10, 2025, indicating that the agency had concluded its investigation and does not intend to recommend an enforcement action.
CSX Q2 2025 Form 10-Q p.18

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

	Pension Benefits Cost
	Second Quarters		Six Months
(Dollars in Millions)	2025	2024	2025	2024
Service Cost Included in Labor and Fringe	$5	$6	$10	$12

Interest Cost	28	27	55	53
Expected Return on Plan Assets	(40)	(43)	(80)	(85)
Amortization of Net Loss	5	4	11	9
Total Included in Other Income - Net	(7)	(12)	(14)	(23)

Net Periodic Benefit Credit	$(2)	$(6)	$(4)	$(11)

Qualified pension plan obligations are funded in accordance with regulatory requirements and with an objective of meeting or exceeding minimum funding requirements necessary to avoid restrictions on flexibility of plan operation and benefit payments. No contributions to the Company's qualified pension plans are expected in 2025.

CSX Q2 2025 Form 10-Q p.19

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7.    Debt and Credit Agreements

Total activity related to long-term debt as of the end of second quarter 2025 is shown in the table below. For fair value information related to the Company's long-term debt, see Note 9, Fair Value Measurements.

(Dollars in Millions)	Current Portion	Long-term Portion	Total
Long-term Debt as of December 31, 2024	$606	$17,897	$18,503
2025 Activity:
Long-term Debt Issued	—	600	600
Long-term Debt Repaid	(3)	—	(3)
Reclassifications	2	(2)	—
Hedging, Discount, Premium and Other Activity	11	55	66
Long-term Debt as of June 30, 2025	$616	$18,550	$19,166

Debt Issuance
In March 2025, CSX issued $600 million of 5.05% notes due 2035. These notes are included in the consolidated balance sheets under long-term debt and may be redeemed by the Company at any time, subject to payment of certain make-whole premiums. The net proceeds will be used for general corporate purposes, which may include debt repayments, repurchases of CSX's common stock, capital investment and working capital requirements.

Interest Rate Derivatives
Fair Value Hedges
In first quarter 2025, CSX entered into two fixed-to-floating interest rate swaps classified as fair value hedges. The swaps are designed to hedge 10 years of interest rate risk associated with market fluctuations attributable to the Secured Overnight Financing Rate ("SOFR") on a cumulative $250 million of fixed rate outstanding notes which are due in 2055. The cumulative fair value of these swaps, which is included in other long-term assets on the consolidated balance sheet, was an asset of $10 million as of June 30, 2025.

CSX has seven other fixed-to-floating interest rate swaps classified as fair value hedges. The swaps are designed to hedge 10 years of interest rate risk associated with market fluctuations attributable to SOFR on a cumulative $1.1 billion of fixed rate outstanding notes which are due between 2033 and 2040. These swaps are comprised of two swaps entered during 2023 (“2023 swaps”) and five swaps entered during 2022 (“2022 swaps”). The cumulative fair value of the 2023 swaps was an asset of $15 million and $7 million as of June 30, 2025, and December 31, 2024, respectively, and is included in other long-term assets on the consolidated balance sheet. The cumulative fair value of the 2022 swaps was a liability of $92 million and $123 million as of June 30, 2025, and December 31, 2024, respectively, and is included in other long-term liabilities on the consolidated balance sheet.

CSX Q2 2025 Form 10-Q p.20

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

(Dollars in Millions)	June 30, 2025	December 31, 2024
Notional Value of Hedged Notes	$1,300	$1,050
Fair Value Asset Adjustment to Hedged Notes	25	7
Fair Value Liability Adjustment to Hedged Notes	(92)	(123)
Carrying Amount of Hedged Notes	$1,233	$934

Gains and losses resulting from changes in fair value of the interest rate swaps offset changes in the fair value of the hedged portion of the underlying debt with no gain or loss recognized due to hedge ineffectiveness. The difference in the net fixed-to-float interest settlement on the derivatives is recognized in interest expense and is summarized as follows.

	Second Quarters		Six Months
(Dollars in Millions)	2025	2024	2025	2024
Interest Expense Impact (Increase) Decrease	$(5)	$(8)	$(10)	$(16)

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

In addition to previous partial settlements in 2022 and 2023, CSX executed a final settlement equal to $114 million of the $500 million aggregate notional value of the cash flow hedges in second quarter 2024, which resulted in CSX receiving a cash payment of $52 million included in other operating activities on the consolidated cash flow statement. As of June 30, 2025, and December 31, 2024, no unsettled aggregate notional value of these swaps remains and there is no related asset or liability.

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

	Second Quarters		Six Months
(Dollars in Millions)	2025	2024	2025	2024
Unrealized Gain - Net of Tax	$—	$1	$—	$3

See Note 9, Fair Value Measurements, and Note 10, Other Comprehensive Income (Loss), for additional information about the Company's swaps.
CSX Q2 2025 Form 10-Q p.21

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 7.    Debt and Credit Agreements, continued

Credit Facility
The Company has a $1.2 billion unsecured revolving credit facility backed by a diverse syndicate of banks. This facility allows same-day borrowings at floating interest rates, based on SOFR or an agreed-upon replacement reference rate, plus a spread that depends upon CSX's senior unsecured debt ratings. This facility expires in February 2028. As of June 30, 2025, the Company had no outstanding balances under this facility.

Commitment fees and interest rates payable under the facility were similar to fees and rates available to comparably rated investment-grade borrowers. As of second quarter 2025, CSX was in compliance with all covenant requirements under this facility.

Commercial Paper
Under its commercial paper program, which is backed by the revolving credit facility, the Company may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $1.0 billion outstanding at any one time. Proceeds from issuances of the notes are used for general corporate purposes. Issuances of commercial paper during the six months ended June 30, 2025, had maturities ranging from 7 to 14 days. At June 30, 2025, the Company had $75 million of commercial paper due under the program with a weighted average interest rate of 4.62%. Commercial paper is reported within other current liabilities on the consolidated balance sheets and issuances, net of repayments, are included in other financing activities on the statement of cash flows.

CSX Q2 2025 Form 10-Q p.22

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

	Second Quarters		Six Months
(Dollars in Millions)	2025	2024	2025	2024

Chemicals	$701	$722	$1,399	$1,415
Agricultural and Food Products	418	406	826	813
Automotive	320	336	591	629
Forest Products	250	269	499	531
Metals and Equipment	224	230	433	450
Minerals	218	207	399	381
Fertilizers	126	126	262	262
Total Merchandise	2,257	2,296	4,409	4,481

Intermodal	491	506	984	1,012
Coal	477	563	938	1,195
Trucking	211	221	413	436
Other	138	115	253	258
Total	$3,574	$3,701	$6,997	$7,382

The Company’s accounts receivable - net consists of freight and non-freight receivables, reduced by an allowance for credit losses. Freight receivables include amounts earned, billed and unbilled, and currently due from customers for transportation-related services. Non-freight receivables include amounts, billed and unbilled, currently due related to government reimbursement receivables and other non-revenue receivables.

(Dollars in Millions)	June 30, 2025	December 31, 2024

Freight Receivables	$1,054	$1,012
Freight Allowance for Credit Losses	(20)	(16)
Freight Receivables - Net	1,034	996

Non-Freight Receivables	393	343
Non-Freight Allowance for Credit Losses	(18)	(13)
Non-Freight Receivables - Net	375	330
Total Accounts Receivable - Net	$1,409	$1,326

The Company maintains an allowance for expected credit losses to provide for the estimated amount of receivables that will not be collected. The allowance is based upon an assessment of risk characteristics, historical payment experience, and the age of outstanding receivables adjusted for forward-looking economic conditions as necessary. Credit losses recognized on the Company’s accounts receivable were not material in the second quarters or six months ended June 30, 2025, or 2024.
CSX Q2 2025 Form 10-Q p.23

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

The corporate bonds, asset-backed securities and government securities are valued using broker quotes that utilize observable market inputs, which are Level 2 inputs. The carrying amounts of time deposits, which are reported in the consolidated balance sheet using Level 2 inputs, approximate fair value due to their short-term nature. Unrealized losses as of June 30, 2025, and June 30, 2024, were not material. The Company believes any impairment of investments held with gross unrealized losses to be temporary and not the result of credit risk.

The Company's investment assets are carried at fair value on the consolidated balance sheets, within the line items short-term investments and other long-term assets, as summarized in the following table.

	June 30, 2025			December 31, 2024
(Dollars in Millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Exchange-traded Funds	$5	$—	$5	$2	$—	$2
Corporate Bonds	—	75	75	—	71	71
Government Securities	—	53	53	—	42	42
Asset-backed Securities	—	35	35	—	35	35
Time Deposits	—	—	—	—	66	66
Total Investments at Fair Value	$5	$163	$168	$2	$214	$216

Total investments in debt securities of $163 million as of June 30, 2025, and $214 million as of December 31, 2024, had an amortized cost of $164 million and $218 million, respectively. These investments have the following maturities:

(Dollars in Millions)	June 30, 2025	December 31, 2024
Less than 1 year	$6	$72
1 - 5 years	86	72
5 - 10 years	24	23
Greater than 10 years	47	47
Total Investments at Fair Value (a)	$163	$214

(a) Exchange-traded funds are excluded as there is no stated contractual maturity date.
CSX Q2 2025 Form 10-Q p.24

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9.    Fair Value Measurements, continued

Long-term Debt
Long-term debt is reported at carrying amount on the consolidated balance sheets and is the Company's only financial instrument with a fair value significantly different from its carrying amount. The fair value of a company's debt is a measure of its current value under present market conditions, but does not impact the financial statements under current accounting rules. The majority of the Company's long-term debt is valued with assistance from a third party that utilizes closing transactions, market quotes or market values of comparable debt. For those instruments not valued by the third party, the fair value has been estimated by applying market rates of similar instruments to the scheduled contractual debt payments and maturities. These market rates are provided by the same third party. All of the inputs used to determine the fair value of the Company's long-term debt are Level 2 inputs.

The fair value and carrying value of the Company's long-term debt is as follows:

(Dollars in Millions)	June 30, 2025	December 31, 2024
Long-term Debt (Including Current Maturities):
Fair Value	$17,426	$16,481
Carrying Value	19,166	18,503

Interest Rate Derivatives
The Company’s fixed-to-floating swaps are carried at fair value, which is determined with assistance from a third party based upon pricing models using inputs observed from actively quoted markets. All of the inputs used to determine the fair value of the swaps are Level 2 inputs. The fair value of the Company’s fixed-to-floating interest rate swaps was an asset of $25 million and $7 million (for swaps entered in 2025 and 2023), and a liability of $92 million and $123 million (for swaps entered in 2022) as of June 30, 2025, and December 31, 2024, respectively.

As of June 30, 2025, and December 31, 2024, the forward starting interest rate swap was fully settled and there is no related asset or liability. See Note 7, Debt and Credit Agreements, for further information.

CSX Q2 2025 Form 10-Q p.25

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10.     Other Comprehensive Income (Loss)

Total comprehensive earnings represents all changes in shareholders' equity during a period, other than those resulting from investments by and distributions to shareholders (e.g. issuance of equity securities and dividends). Generally, for CSX, total comprehensive earnings equals net earnings plus or minus adjustments for pension and other post-retirement liabilities, derivative activity and other items. Total comprehensive earnings is presented net of tax and was $832 million and $966 million for second quarters 2025 and 2024, respectively, and $1.5 billion and $1.9 billion for the six months ended June 30, 2025 and 2024, respectively.

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

	Pension and Other Post-Employment Benefits	Interest Rate Derivatives	Other	Accumulated Other Comprehensive (Loss) Income
(Dollars in Millions)
Balance December 31, 2024, Net of Tax	$(349)	$153	$(36)	$(232)
Other Comprehensive Income (Loss)
Amounts Reclassified to Net Earnings	8	—	3	11
Tax Expense	(2)	—	(1)	(3)
Total Other Comprehensive Income	6	—	2	8
Balance June 30, 2025, Net of Tax	$(343)	$153	$(34)	$(224)
CSX Q2 2025 Form 10-Q p.26

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

The Company's chief operating decision maker ("CODM") is its CEO. The CODM reviews information presented on a consolidated basis, accompanied by supplemental information about the trucking segment separately, for purposes of allocating resources and evaluating financial performance. The Company has determined that operating income is the key measure of segment profit or loss as this measure is the focus of the CODM in developing financial plans, including resource allocation, and evaluating actual financial performance against plan. The CODM regularly reviews operating results broken out by significant expense.

CSX Q2 2025 Form 10-Q p.27

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 11. Segment Reporting and Significant Expenses, continued

The tables below present information about the Company's significant expenses and the required reportable segment reconciliations for the quarters ended June 30, 2025, and June 30, 2024.

	Second Quarters
	2025		2024
(Dollars in Millions)	Rail	Reconciliation to Consolidated	Rail	Reconciliation to Consolidated
Revenue (a)	$3,363		$3,480

Reconciliation of Revenue
Trucking Revenue (a)		219		223
Elimination of intersegment revenues		(8)		(2)
Total Consolidated Revenue		$3,574		$3,701

Expense (b)
Labor and Fringe	$736		$719
Purchased Services and Other	605		577
Depreciation and Amortization	410		396
Fuel
Locomotive	226		249
Non-Locomotive	23		27
Equipment and Other Rents	90		80
Gain on Property Disposition	(4)		(9)
Segment Operating Income	$1,277		$1,441

Reconciliation of Operating Income
Trucking Expenses (b)		213		216
Elimination of intersegment expenses		(8)		(2)
Total Consolidated Operating Income		$1,283		$1,448

CSX Q2 2025 Form 10-Q p.28

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11. Segment Reporting and Significant Expenses, continued

The tables below present information about the Company's significant expenses and the required reportable segment reconciliations for the six months ended June 30, 2025, and June 30, 2024.

	Six Months
	2025		2024
(Dollars in Millions)	Rail	Reconciliation to Consolidated	Rail	Reconciliation to Consolidated
Revenue (a)	$6,584		$6,946

Reconciliation of Revenue
Trucking Revenue (a)		426		440
Elimination of intersegment revenues		(13)		(4)
Total Consolidated Revenue		$6,997		$7,382

Expense (b)
Labor and Fringe	$1,510		$1,478
Purchased Services and Other	1,269		1,178
Depreciation and Amortization	820		791
Fuel
Locomotive	451		525
Non-Locomotive	52		53
Equipment and Other Rents	172		159
Gain on Property Disposition	(5)		(10)
Segment Operating Income	$2,315		$2,772

Reconciliation of Operating Income
Trucking Expenses (b)		417		427
Elimination of intersegment expenses		(13)		(4)
Total Consolidated Operating Income		$2,324		$2,785

(a) Trucking revenue is comprised of revenue from Quality Carriers. Rail revenue represents revenue attributed to all CSX entities other than the trucking company, Quality Carriers.

(b) Trucking expenses include labor and fringe, purchased services and other, depreciation and amortization, fuel, equipment and other rents, and gains/losses on property dispositions from the operations of Quality Carriers. Rail expenses represent expenses attributable to all CSX entities other than the trucking company, Quality Carriers.
CSX Q2 2025 Form 10-Q p.29

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 11. Segment Reporting and Significant Expenses, continued

Reconciliation of Segment Operating Income to Consolidated Earnings Before Income Taxes

	Second Quarters		Six Months
(Dollars in Millions)	2025	2024	2025	2024
Segment Operating Income	$1,277	$1,441	$2,315	$2,772
Trucking Revenue and Eliminations	211	221	413	436
Trucking Expenses and Eliminations	(205)	(214)	(404)	(423)
Total Consolidated Operating Income	1,283	1,448	2,324	2,785
Interest Expense	(212)	(209)	(421)	(419)
Other Income - Net	22	28	48	69
Earnings Before Income Taxes	$1,093	$1,267	$1,951	$2,435

Other Segment Disclosures
Capital expenditures made by the rail segment were $766 million and $524 million, for the second quarters 2025 and 2024, respectively, and $1,457 million and $1,021 million, for the six months ended June 30, 2025, and June 30, 2024, respectively. The total of the rail segment's reportable assets was $42.7 billion and $42.6 billion as of June 30, 2025, and December 31, 2024, respectively, out of total consolidated assets of $42.9 billion and $42.8 billion for the respective periods. Non-rail assets include assets held by the trucking operating segment.

CSX Q2 2025 Form 10-Q p.30

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER 2025 RESULTS

•Revenue decreased $127 million, or 3%, year over year.
•Expenses increased $38 million, or 2%, year over year.
•Operating income of $1.3 billion decreased $165 million, or 11%, year over year.
•Operating margin of 35.9% decreased 320 basis points versus prior year.
•Earnings per diluted share of $0.44 decreased $0.05, or 10%, year over year.

	Second Quarters				Six Months
	2025	2024	Fav / (Unfav)	% Change	2025	2024	Fav / (Unfav)	% Change
Volume (in Thousands)	1,580	1,578	2	—%	3,098	3,112	(14)	—%

(in Millions)
Revenue	$3,574	$3,701	$(127)	(3)	$6,997	$7,382	$(385)	(5)
Expense	2,291	2,253	(38)	(2)	4,673	4,597	(76)	(2)
Operating Income	$1,283	$1,448	$(165)	(11)%	$2,324	$2,785	$(461)	(17)%

Operating Margin	35.9%	39.1%	(320)	bps	33.2%	37.7%	(450)	bps

Earnings Per Diluted Share	$0.44	$0.49	$(0.05)	(10)%	$0.78	$0.94	$(0.16)	(17)%

CSX Q2 2025 Form 10-Q p.31

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Volume and Revenue (Unaudited)
Volume (Thousands of Units); Revenue (Dollars in Millions); Revenue Per Unit (Dollars)
Second Quarters
	Volume			Revenue			Revenue Per Unit
	2025	2024	% Change	2025	2024	% Change	2025	2024	% Change
Chemicals	164	174	(6)%	$701	$722	(3)%	$4,274	$4,149	3%
Agricultural and Food Products	117	115	2	418	406	3	3,573	3,530	1
Automotive	103	105	(2)	320	336	(5)	3,107	3,200	(3)
Minerals	99	97	2	218	207	5	2,202	2,134	3
Forest Products	70	74	(5)	250	269	(7)	3,571	3,635	(2)
Metals and Equipment	70	68	3	224	230	(3)	3,200	3,382	(5)
Fertilizers	47	50	(6)	126	126	—	2,681	2,520	6
Total Merchandise	670	683	(2)	2,257	2,296	(2)	3,369	3,362	—
Intermodal	729	716	2	491	506	(3)	674	707	(5)
Coal	181	179	1	477	563	(15)	2,635	3,145	(16)
Trucking	—	—	—	211	221	(5)	—	—	—
Other	—	—	—	138	115	20	—	—	—
Total	1,580	1,578	—%	$3,574	$3,701	(3)%	$2,262	$2,345	(4)%

Six Months
	Volume			Revenue			Revenue Per Unit
	2025	2024	% Change	2025	2024	% Change	2025	2024	% Change
Chemicals	330	341	(3)%	$1,399	$1,415	(1)%	$4,239	$4,150	2%
Agricultural and Food Products	232	229	1	826	813	2	3,560	3,550	—
Automotive	190	199	(5)	591	629	(6)	3,111	3,161	(2)
Minerals	178	177	1	399	381	5	2,242	2,153	4
Forest Products	140	147	(5)	499	531	(6)	3,564	3,612	(1)
Metals and Equipment	135	138	(2)	433	450	(4)	3,207	3,261	(2)
Fertilizers	95	97	(2)	262	262	—	2,758	2,701	2
Total Merchandise	1,300	1,328	(2)	4,409	4,481	(2)	3,392	3,374	1
Intermodal	1,445	1,417	2	984	1,012	(3)	681	714	(5)
Coal	353	367	(4)	938	1,195	(22)	2,657	3,256	(18)
Trucking	—	—	—	413	436	(5)	—	—	—
Other	—	—	—	253	258	(2)	—	—	—
Total	3,098	3,112	—%	$6,997	$7,382	(5)%	$2,259	$2,372	(5)%

CSX Q2 2025 Form 10-Q p.32

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Second Quarter 2025

Revenue
Total revenue decreased 3% in second quarter 2025 when compared to second quarter 2024, due to decreases in export coal revenue, including the impact of lower benchmark rates, as well as lower fuel recovery and declines in merchandise volume. These decreases were partially offset by higher pricing in merchandise and increases in other revenue.

Merchandise Volume
Chemicals - Decreased due to lower shipments of plastics, including the impact of a temporary outage at a customer location, as well as lower shipments of crude oil, petroleum products, and other industrial chemicals.

Agricultural and Food Products - Increased due to higher shipments of domestic feed grain.

Automotive - Decreased due to lower North American vehicle production.

Minerals - Increased primarily due to higher shipments of cement and aggregates.
Forest Products - Decreased due to lower shipments of paper products, which includes the impact of both temporary outages and permanent plant closures, as well as lower shipments of building products.

Metals and Equipment - Increased due to higher scrap and steel shipments, partially offset by lower equipment shipments.

Fertilizers - Decreased due to lower shipments of phosphates, fertilizers and potash.

Intermodal Volume
International shipments increased driven by higher port volumes and growth with key customers. Domestic shipments decreased due to the impacts of a continued soft trucking environment.

Coal Volume
Domestic coal increased due to higher shipments to utility plants, partially offset by lower thermal shipments to river terminals and reduced shipments to steel manufacturing locations. Export coal decreased due to lower metallurgical coal shipments, including the impact of outages at customer facilities.

Trucking Revenue
Trucking revenue decreased $10 million versus the prior year due to lower fuel surcharge and rates.

Other Revenue
Other revenue increased $23 million primarily due to a decrease in the reserve for freight in transit, driven by sequential improvement in transit times, as well as higher haulage revenue.
CSX Q2 2025 Form 10-Q p.33

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Expenses
Expenses of $2.3 billion increased $38 million, or 2%, in second quarter 2025 when compared to the second quarter 2024.

Labor and Fringe expense increased $25 million due to the following:
•An increase of $18 million was due to inflation.
•All other net costs increased $7 million as higher trucking headcount from the conversion of previously independent affiliates and higher incentive compensation expense were partially offset by other non-significant items.

Purchased Services and Other expense increased $19 million due to the following:

•Inflation and higher volume-related costs associated with intermodal and other terminals drove an increase of $21 million.
•Increased costs of approximately $14 million were due to the effects of network disruptions and congestion, including rerouting impacts.
•Gains on property dispositions were flat at $8 million in both years.
•All other net costs decreased $16 million, which includes the prior year impact of an unfavorable inventory adjustment as well as current year trucking savings from affiliate conversions, partially offset by lower insurance recoveries.
Depreciation and Amortization expense increased $17 million as a result of a larger asset base.

Fuel costs decreased $32 million primarily as a result of a 12% decrease in locomotive fuel prices, partially offset by the impact of additional gross ton-miles associated with reroutes.

Equipment and Other Rents expense increased $9 million due to increased net car hire costs driven by inflation and the impact of reroutes on car cycle times.

Interest Expense
Interest expense increased $3 million primarily due to higher average debt balances.

Other Income - Net
Other income - net decreased $6 million primarily due to lower interest income, partially offset by other non-significant items.

Income Tax Expense
Income tax expense decreased $40 million primarily due to lower earnings before income taxes.
CSX Q2 2025 Form 10-Q p.34

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Six Months Results of Operations

Revenue decreased $385 million primarily due to lower coal revenue, which includes the impact of lower global benchmark rates, as well as lower fuel recovery and declines in merchandise volume. These declines were partially offset by pricing gains in merchandise.

Total expense increased $76 million primarily due to inflation, costs due to network disruptions and congestion, and higher depreciation. These increases were partially offset by lower fuel prices.

Interest expense increased $2 million as higher average debt balances were mostly offset by favorable hedge impacts.

Other income - net decreased $21 million primarily due to lower interest income, which resulted from lower interest rates and lower cash balances.

Income tax expense decreased $116 million primarily due to lower earnings before income taxes.
CSX Q2 2025 Form 10-Q p.35

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

CSX Q2 2025 Form 10-Q p.36

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table reconciles operating income (the most directly comparable GAAP measure) to Economic Profit (non-GAAP measure).

	Six Months
(Dollars in Millions)	2025	2024
Operating Income	$2,324	$2,785
Add: Depreciation, Amortization, and Operating Lease Expense	907	877
Remove: Unusual Items (a)	—	—
Taxes (b)	(485)	(549)
Gross Cash Earnings	2,746	3,113

Operating Assets
Current Assets (Less Cash and Short-term Investments)	1,893	1,950
Gross Properties	53,003	50,841
Other Assets	4,349	4,222
Operating Liabilities
Non-Interest Bearing Liabilities (c)	(11,118)	(10,887)
Gross Operating Assets (d)	48,127	46,126
Capital Charge (e)	(1,925)	(1,845)
Economic Profit (Non-GAAP) calculated as GCE less Capital Charge	$821	$1,268
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
(c) Non-interest bearing liabilities represents all liabilities excluding debt, long-term lease liabilities, and commercial paper ($75 million outstanding in other current liabilities as of June 30, 2025, and none outstanding in any other period).
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

The decrease in FCF before dividends from the prior year of $706 million is primarily due to higher property additions and a decrease in net earnings, as well as higher payments of previously postponed income taxes.

CSX Q2 2025 Form 10-Q p.37

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table reconciles cash provided by operating activities (GAAP measure) to FCF before dividends (non-GAAP measure).

	Six Months
(Dollars in Millions)	2025	2024
Net cash provided by operating activities	$1,890	$2,173
Property Additions	(1,495)	(1,066)
Proceeds and Advances from Property Dispositions	49	43
Free Cash Flow (before payment of dividends)	$444	$1,150

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

In the second quarter of 2025, velocity decreased by 4% and dwell increased by 2% versus prior year. Carload trip plan performance decreased by 6% and intermodal trip plan performance decreased by 4%. Network performance and service metrics, including on-time originations and arrivals, showed improvement over the course of the quarter with performance meaningfully stronger in June 2025 compared to April 2025. The Company continues to focus on operational improvements and executing the operating plan to deliver safe, reliable, and efficient service to customers.

The personal injury frequency index of 0.99 in second quarter 2025 improved 26% compared to prior year, while the FRA train accident rate of 3.70 increased by 29%. Safety is a top priority at CSX, and the Company is committed to reducing risk and enhancing the overall safety of its employees, customers, and communities in which it operates.

CSX Q2 2025 Form 10-Q p.38

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Second Quarters			Six Months
	2025	2024	Improvement / (Deterioration)	2025	2024	Improvement / (Deterioration)
Operations Performance
Train Velocity (Miles Per Hour)	17.5	18.2	(4)%	17.6	18.2	(3)%
Dwell (Hours)	10.4	10.2	(2)%	11.0	9.9	(11)%
Cars Online	129,738	126,164	(3)%	130,962	125,442	(4)%

On-Time Originations	69%	74%	(7)%	68%	75%	(9)%
On-Time Arrivals	55%	64%	(14)%	55%	67%	(18)%
Carload Trip Plan Performance	75%	80%	(6)%	72%	81%	(11)%
Intermodal Trip Plan Performance	90%	94%	(4)%	90%	94%	(4)%

Fuel Efficiency	0.98	0.97	(1)%	0.98	0.99	1%

Revenue Ton-Miles (Billions)
Merchandise	33.2	32.7	2%	65.5	64.7	1%
Coal	9.3	8.8	6%	17.7	18.2	(3)%
Intermodal	7.5	7.2	4%	14.6	14.3	2%
Total Revenue Ton-Miles	50.0	48.7	3%	97.8	97.2	1%

Total Gross Ton-Miles (Billions)	99.6	96.8	3%	193.5	192.6	—%

Safety
FRA Personal Injury Frequency Index	0.99	1.33	26%	0.96	1.28	25%
FRA Train Accident Rate	3.70	2.86	(29)%	3.63	3.47	(5)%
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
CSX Q2 2025 Form 10-Q p.39

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

Material Changes in Significant Cash Flows
Significant Cash Flows
    The following chart highlights the operating, investing and financing components of the net decrease of $546 million and $115 million in cash and cash equivalents for the six months ended June 30, 2025, and June 30, 2024, respectively.

•The Company generated $283 million less cash from operating activities primarily due to lower cash-generating net earnings, partially offset by favorable working capital activities.
•CSX used $406 million more cash for investing activities primarily due to higher property additions consistent with planned capital expenditures, including approximately $295 million incremental property additions related to rebuilding the Blue Ridge subdivision as a result of impacts from Hurricane Helene.
•The Company used $258 million less cash for financing activities due to a $600 million debt issuance and a $75 million net commercial paper issuance, which was partially offset by higher share repurchases.
CSX Q2 2025 Form 10-Q p.40

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sources of Cash and Liquidity and Uses of Cash
As of the end of second quarter 2025, CSX had $393 million of cash, cash equivalents and short-term investments. CSX uses current cash balances for general corporate purposes, which may include capital expenditures, working capital requirements, reduction or refinancing of outstanding indebtedness, redemptions and repurchases of CSX common stock, dividends to shareholders, acquisitions and other business opportunities, and contributions to the Company's qualified pension plan. See Note 7, Debt and Credit Agreements.

The Company has multiple sources of liquidity, including cash generated from operations and financing sources. The Company filed a shelf registration statement with the SEC on February 27, 2025, which may be used to issue debt or equity securities at CSX’s discretion, subject to market conditions and CSX Board authorization. While CSX seeks to give itself flexibility with respect to cash requirements, there can be no assurance that market conditions would permit CSX to sell such securities on acceptable terms at any given time, or at all. During the six months ended June 30, 2025, CSX issued a total of $600 million of long-term debt.

CSX has a $1.2 billion unsecured, revolving credit facility backed by a diverse syndicate of banks that expires in February 2028. At June 30, 2025, the Company had no outstanding balances under this facility. The Company also has a commercial paper program, backed by the revolving credit facility, under which the Company may issue unsecured short-term commercial paper notes up to a maximum aggregate principal amount of $1.0 billion outstanding at any one time. At June 30, 2025, the Company had $75 million of debt outstanding under the commercial paper program.

Planned capital investments for 2025 are expected to be consistent with 2024 spending at approximately $2.5 billion, except for additional costs to rebuild the Blue Ridge subdivision as a result of impacts from Hurricane Helene. Total spending on the Blue Ridge rebuild will exceed $400 million, including approximately $50 million spent in 2024 and approximately $295 million spent in the six months ended June 30, 2025. Spending to sustain core infrastructure with a focus on safety and reliability will also remain a top priority. In addition, management is committed to investments that promote profitable growth, including projects supporting service enhancements and productivity initiatives, which includes investments in locomotives and freight cars. CSX intends to fund capital investments primarily through cash generated from operations.

The Company is assessing its planned cash income tax payments and related balance sheet impacts as a result of the changes in bonus tax depreciation that were enacted into law on July 4, 2025, as part of what is commonly known as the One Big Beautiful Bill Act. The Company currently expects the impact of applying this provision to result in favorable cash tax impacts of approximately $250 million for the 2025 tax year and a related balance sheet reclassification from current income and other taxes payable to long-term deferred income tax liabilities.
CSX Q2 2025 Form 10-Q p.41

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in the Consolidated Balance Sheets and Working Capital
Consolidated Balance Sheets
Total assets increased $165 million from year end primarily due to a $590 million increase in net property consistent with planned capital expenditures, including incremental property additions related to rebuilding the Blue Ridge subdivision, and an $83 million increase in accounts receivable due to increased revenue at the end of the quarter and the timing of collections. These increases were partially offset by a $546 million decrease in cash and cash equivalents as noted above.

Total liabilities increased $295 million from year end primarily due to the issuance of $600 million in long-term debt and net issuance of $75 million of commercial paper. These increases were partially offset by a $352 million decrease in income and other taxes payable, which was mostly driven by the payment of previously postponed federal and state taxes. Total shareholders' equity decreased $130 million from year end primarily driven by share repurchases of $1.2 billion and dividends paid of $488 million, partially offset by net earnings of $1.5 billion.

Working capital is considered a measure of a company's ability to meet its short-term needs. CSX had a working capital deficit of $678 million as of June 30, 2025, and $456 million as of December 31, 2024. The decrease in working capital of $222 million since year end was primarily due to cash used for property additions of $1.5 billion, share repurchases of $1.2 billion, and dividend payments of $488 million, partially offset by cash-generating net earnings of $2.3 billion and a debt issuance of $600 million. The Company's working capital balance varies due to factors such as the timing of scheduled debt payments and changes in cash and cash equivalent balances as discussed above. The Company continues to maintain adequate liquidity to satisfy current liabilities and maturing obligations when they come due. CSX has sufficient financial capacity, including its revolving credit facility, commercial paper program and shelf registration statement to manage its day-to-day cash requirements and any anticipated obligations. The Company from time to time accesses the credit markets for additional liquidity.

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

LABOR AGREEMENTS
Approximately 17,500 of the Company's approximately 23,500 employees are members of a rail labor union and covered by national agreements with the Class I railroads or CSX-specific agreements. As of the date of this filing, new agreements with an effective date of January 1, 2025, have been fully ratified by most unions, representing nearly 75% of the Company's unionized workforce. The remaining unionized employees are covered under previous agreements while negotiations take place since collective agreements under the Railway Labor Act do not expire, but continue until amended or replaced.
CSX Q2 2025 Form 10-Q p.42

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

FORWARD-LOOKING STATEMENTS
Certain statements in this report and in other materials filed with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made by the Company, are forward-looking statements. The Company intends for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements within the meaning of the Private Securities Litigation Reform Act may contain, among others, statements regarding:

•projections and estimates of earnings, revenues, margins, volumes, rates, cost savings, expenses, taxes or other financial items;
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

Forward-looking statements are typically identified by words or phrases such as “will,” “should,” “believe,” “expect,” “anticipate,” “project,” “estimate,” “preliminary” and similar expressions. The Company cautions against placing undue reliance on forward-looking statements, which reflect its good faith beliefs with respect to future events and are based on information currently available to it as of the date the forward-looking statement is made. Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the timing when, or by which, such performance or results will be achieved.

CSX Q2 2025 Form 10-Q p.43

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
•changes in domestic or international economic, political or business conditions, including those directly affecting the transportation industry (such as the impact of industry competition, conditions, performance and consolidation, as well as the impact of international trade agreements and tariffs) and those affecting the level of demand for products carried by CSXT or by truck, which could impact the performance and value of the Company's rail and trucking-related investments;
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
CSX Q2 2025 Form 10-Q p.44

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
CSX Q2 2025 Form 10-Q p.45

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

In first quarter 2025, CSX entered into two fixed-to-floating interest rate swaps classified as fair value hedges. The swaps are designed to hedge 10 years of interest rate risk associated with market fluctuations attributable to the Secured Overnight Financing Rate ("SOFR") on a cumulative $250 million of fixed rate outstanding notes which are due in 2055. As of June 30, 2025, the fair value of these swaps was a $10 million asset which is included in other long-term assets on the consolidated balance sheet.

ITEM 4. CONTROLS AND PROCEDURES
As of June 30, 2025, under the supervision and with the participation of CSX's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that, as of June 30, 2025, the Company's disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in CSX's periodic SEC reports. There were no changes in the Company's internal controls over financial reporting during the second quarter of 2025 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

CSX Q2 2025 Form 10-Q p.46

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

Item 2. CSX Purchases of Equity Securities
During fourth quarter 2023, the Company began repurchasing shares under the $5 billion share repurchase program approved in October 2023. Total repurchase authority remaining as of June 30, 2025 was $1.4 billion. For more information about share repurchases, see Note 2, Earnings Per Share. Share repurchase activity for the second quarter 2025 is shown below. Amounts exclude the impact of excise tax on net share repurchases imposed as part of the Inflation Reduction Act of 2022.

	CSX Purchases of Equity Securities for the Quarter
Second Quarter	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning Balance				$1,835,873,157
April 1 - April 30, 2025	11,094,834	$27.73	11,094,834	1,528,232,473
May 1 - May 31, 2025	2,014,752	29.26	2,014,752	1,469,285,000
June 1 - June 30, 2025	1,099,326	32.03	1,099,326	1,434,073,382
Ending Balance	14,208,912	$28.28	14,208,912	$1,434,073,382

CSX Q2 2025 Form 10-Q p.47

CSX CORPORATION
PART II

Item 3. Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
    Not Applicable

Item 5. Other Information
During the second quarter of 2025, none of the Company's directors or officers adopted or terminated any "Rule 10b5-1 trading arrangement" or any "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.
CSX Q2 2025 Form 10-Q p.48

CSX CORPORATION
PART II

Item 6. Exhibits

Exhibit designation	Nature of exhibit	Previously filed as exhibit to

Officer certifications:
31*	Rule 13a-14(a) Certifications
32**	Section 1350 Certifications

Interactive data files:
101*
The following financial information from CSX Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 filed with the SEC on July 23, 2025, formatted in inline XBRL includes: (i) consolidated income statements for the quarters and six months ended June 30, 2025, and June 30, 2024, (ii) condensed consolidated comprehensive income statements for the quarters and six months ended June 30, 2025, and June 30, 2024, (iii) consolidated balance sheets at June 30, 2025, and December 31, 2024, (iv) consolidated cash flow statements for the six months ended June 30, 2025, and June 30, 2024, (v) consolidated statements of changes in shareholders' equity for the quarters and six months ended June 30, 2025, and June 30, 2024, and (vi) the notes to consolidated financial statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)

* Filed herewith
** Furnished herewith
CSX Q2 2025 Form 10-Q p.49

CSX CORPORATION
PART II

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSX CORPORATION
(Registrant)

By: /s/ ANGELA C. WILLIAMS
Angela C. Williams
Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Dated: July 23, 2025

CSX Q2 2025 Form 10-Q p.50