Form 10-Q
period 2025-09-30
CSX CORP
filed 2025-10-16
CIK 277948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(☒)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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
Yes (☐) No (X)
There were 1,862,136,956 shares of common stock outstanding on September 30, 2025 (the latest practicable date that is closest to the filing date).
CSX Q3 2025 Form 10-Q p.1

CSX CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025
CSX Q3 2025 Form 10-Q p.2

CSX CORPORATION
PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED INCOME STATEMENTS (Unaudited)
(Dollars in Millions, Except Per Share Amounts)

	Third Quarters		Nine Months
	2025	2024	2025	2024

Revenue	$3,587	$3,619	$10,584	$11,001
Expense
Labor and Fringe	815	806	2,427	2,377
Purchased Services and Other	730	676	2,214	2,087
Depreciation and Amortization	424	416	1,276	1,236
Fuel	281	276	825	902
Equipment and Other Rents	86	91	267	260
Goodwill Impairment (Note 12)	164	—	164	—
Total Expense	2,500	2,265	7,173	6,862

Operating Income	1,087	1,354	3,411	4,139

Interest Expense	(210)	(206)	(631)	(625)
Other Income - Net	21	36	69	105
Earnings Before Income Taxes	898	1,184	2,849	3,619

Income Tax Expense	(204)	(290)	(680)	(882)
Net Earnings	$694	$894	$2,169	$2,737

Per Common Share (Note 2)
Net Earnings Per Share, Basic	$0.37	$0.46	$1.16	$1.41
Net Earnings Per Share, Assuming Dilution	$0.37	$0.46	$1.16	$1.40

Average Shares Outstanding (In Millions)	1,864	1,936	1,874	1,946
Average Shares Outstanding, Assuming Dilution (In Millions)	1,867	1,940	1,876	1,950

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS (Unaudited)
(Dollars in Millions)

	Third Quarters		Nine Months
	2025	2024	2025	2024
Total Comprehensive Earnings (Note 10)	$698	$895	$2,181	$2,747

See accompanying notes to consolidated financial statements.
CSX Q3 2025 Form 10-Q p.3

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	(Unaudited)
	September 30, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and Cash Equivalents	$612	$933
Short-term Investments (Note 9)	6	72
Accounts Receivable - Net (Note 8)	1,370	1,326
Materials and Supplies	414	414
Other Current Assets	109	75
Total Current Assets	2,511	2,820

Properties	53,864	52,191
Accumulated Depreciation	(17,330)	(16,533)
Properties - Net	36,534	35,658

Investment in Affiliates and Other Companies	2,598	2,520
Right-of-Use Lease Asset	470	487
Goodwill and Other Intangible Assets - Net (Note 12)	270	433
Other Long-term Assets	896	846
Total Assets	$43,279	$42,764

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$1,344	$1,290
Labor and Fringe Benefits Payable	439	480
Casualty, Environmental and Other Reserves (Note 4)	159	149
Current Maturities of Long-term Debt (Note 7)	608	606
Income and Other Taxes Payable	164	508
Other Current Liabilities	252	243
Total Current Liabilities	2,966	3,276

Casualty, Environmental and Other Reserves (Note 4)	311	313
Long-term Debt (Note 7)	18,554	17,897
Deferred Income Taxes - Net	7,709	7,725
Long-term Lease Liability	481	486
Other Long-term Liabilities	500	560
Total Liabilities	30,521	30,257

Shareholders' Equity:
Common Stock, $1 Par Value	1,862	1,900
Other Capital	920	846
Retained Earnings	10,191	9,988
Accumulated Other Comprehensive Loss (Note 10)	(220)	(232)
Non-controlling Minority Interest	5	5
Total Shareholders' Equity	12,758	12,507
Total Liabilities and Shareholders' Equity	$43,279	$42,764
See accompanying notes to consolidated financial statements.
CSX Q3 2025 Form 10-Q p.4

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CASH FLOW STATEMENTS (Unaudited)
(Dollars in Millions)

	Nine Months
	2025	2024

OPERATING ACTIVITIES
Net Earnings	$2,169	$2,737
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and Amortization	1,276	1,236
Deferred Income Taxes	143	19
Goodwill Impairment (Note 12)	164	—
Other Operating Activities	(58)	(43)
Changes in Operating Assets and Liabilities:
Accounts Receivable	(30)	7
Other Current Assets	(32)	27
Accounts Payable	101	57
Income and Other Taxes Payable	(508)	(148)
Other Current Liabilities	2	(33)
Net Cash Provided by Operating Activities	3,227	3,859

INVESTING ACTIVITIES
Property Additions	(2,225)	(1,691)
Proceeds from Sales of Short-term Investments	72	81
Proceeds and Advances from Property Dispositions	64	50
Business Acquisition, Net of Cash Acquired	(15)	(68)
Other Investing Activities	(41)	(94)
Net Cash Used In Investing Activities	(2,145)	(1,722)

FINANCING ACTIVITIES
Shares Repurchased	(1,284)	(1,212)
Dividends Paid	(730)	(700)
Long-term Debt Repaid (Note 7)	(12)	(556)
Long-term Debt Issued (Note 7)	600	550
Other Financing Activities	23	72
Net Cash Used in Financing Activities	(1,403)	(1,846)

Net (Decrease) Increase in Cash and Cash Equivalents	(321)	291

CASH AND CASH EQUIVALENTS
Cash and Cash Equivalents at Beginning of Period	933	1,353
Cash and Cash Equivalents at End of Period	$612	$1,644

See accompanying notes to consolidated financial statements.
CSX Q3 2025 Form 10-Q p.5

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY (Unaudited)
(Dollars in Millions)

Nine Months 2025	Common Shares Outstanding (Thousands)	Common Stock and Other Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income(a)	Non-controlling Minority Interest	Total Shareholders' Equity

Balance December 31, 2024	1,900,190	$2,746	$9,988	$(232)	$5	$12,507
Comprehensive Earnings:
Net Earnings	—	—	646	—	—	646
Other Comprehensive Income	—	—	—	5	—	5
Total Comprehensive Earnings						651

Common stock dividends, $0.13 per share	—	—	(245)	—	—	(245)
Share Repurchases	(23,707)	(24)	(727)	—	—	(751)
Excise Tax on Net Share Repurchases	—	—	(7)	—	—	(7)
Stock Option Exercises and Other	1,894	20	—	—	—	20
Balance March 31, 2025	1,878,377	$2,742	$9,655	$(227)	$5	$12,175
Comprehensive Earnings:
Net Earnings	—	—	829	—	—	829
Other Comprehensive Income	—	—	—	3	—	3
Total Comprehensive Earnings						832

Common stock dividends, $0.13 per share	—	—	(243)	—	—	(243)
Share Repurchases	(14,209)	(14)	(387)	—	—	(401)
Excise Tax on Net Share Repurchases	—	—	(4)	—	—	(4)
Stock Option Exercises and Other	112	18	—	—	—	18
Balance June 30, 2025	1,864,280	$2,746	$9,850	$(224)	$5	$12,377
Comprehensive Earnings:
Net Earnings	—	—	694	—	—	694
Other Comprehensive Income	—	—	—	4	—	4
Total Comprehensive Earnings						698

Common stock dividends, $0.13 per share	—	—	(242)	—	—	(242)
Share Repurchases	(3,387)	(3)	(109)	—	—	(112)
Excise Tax on Net Share Repurchases	—	—	(1)	—	—	(1)
Stock Option Exercises and Other	1,125	39	(1)	—	—	38
Balance September 30, 2025	1,862,018	$2,782	$10,191	$(220)	$5	$12,758
(a) Accumulated Other Comprehensive Loss balances shown above are net of tax. The associated taxes were $61 million as of December 31, 2024, $59 million as of March 31, 2025, $58 million as of June 30, 2025, and $57 million as of September 30, 2025. For additional information, see Note 10, Other Comprehensive Income.

See accompanying notes to consolidated financial statements.
CSX Q3 2025 Form 10-Q p.6

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
(a) Accumulated Other Comprehensive Loss balances shown above are net of tax. The associated taxes were $74 million as of December 31, 2023, $72 million as of March 31, 2024, $72 million as of June 30, 2024, and $71 million as of September 30, 2024. For additional information, see Note 10, Other Comprehensive Income.

See accompanying notes to consolidated financial statements.
CSX Q3 2025 Form 10-Q p.7

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
CSX Q3 2025 Form 10-Q p.8

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

Fiscal Year
The Company's fiscal periods are based upon the calendar year. Except as otherwise specified, references to “third quarter(s)” or “nine months” indicate CSX's fiscal periods ending September 30, 2025, and September 30, 2024, and references to "year-end" indicate the fiscal year ended December 31, 2024.

New Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Improvements to Income Tax Disclosures. This standard update requires additional interim and annual disclosures about a company’s income taxes, including more detailed information around the annual rate reconciliation and income taxes paid. The Company will adopt the guidance for its 2025 annual report filed on Form 10-K, which will result in additional disclosures related to income taxes but will not impact the Company's results of operations or financial position.

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

In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software. This standard update modernizes the capitalization criteria for internal-use software, eliminating references to project stages and instead requiring that projects meet completion probability criteria before costs can be capitalized. This guidance is effective beginning first quarter 2028, though early adoption is permitted, and can be applied using a prospective, retrospective, or modified transition approach. The Company is currently evaluating the impact of these amendments but does not anticipate that adoption will have a material impact on the Company's results of operations or financial position.

CSX Q3 2025 Form 10-Q p.9

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2.    Earnings Per Share

The following table sets forth the computation of basic earnings per share and earnings per share, assuming dilution.

	Third Quarters		Nine Months
	2025	2024	2025	2024
Numerator (Dollars in Millions):
Net Earnings	$694	$894	$2,169	$2,737

Denominator (Units in Millions):
Average Common Shares Outstanding	1,864	1,936	1,874	1,946
Other Potentially Dilutive Common Shares	3	4	2	4
Average Common Shares Outstanding, Assuming Dilution	1,867	1,940	1,876	1,950

Net Earnings Per Share, Basic	$0.37	$0.46	$1.16	$1.41
Net Earnings Per Share, Assuming Dilution	$0.37	$0.46	$1.16	$1.40

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

CSX Q3 2025 Form 10-Q p.10

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2.    Earnings Per Share, continued

Share Repurchases
During fourth quarter 2023, the Company began repurchasing shares under the $5 billion share repurchase program approved in October 2023. Total repurchase authority remaining was $1.3 billion as of September 30, 2025.

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

During third quarters and nine months ended September 30, 2025, and September 30, 2024, the Company engaged in the following repurchase activities:

	Third Quarters		Nine Months
	2025	2024	2025	2024
Shares Repurchased (Millions)	3	12	41	35
Cost of Shares (Dollars in Millions)	$112	$402	$1,264	$1,212
Average Price Paid per Share	$33.07	$33.66	$30.61	$34.60

Excise Taxes Paid for Net Share Repurchases (Dollars in Millions)	$—	$—	$19.9	$—

The Inflation Reduction Act of 2022 imposes a nondeductible 1% excise tax on the net value of most share repurchases made after December 31, 2022. Excise tax commensurate with net share repurchases is reflected in equity and a corresponding liability for excise taxes payable is included in other current liabilities on the consolidated balance sheet. The cost of shares repurchased shown in the table above excludes the impact of this excise tax. Excise tax payments made in second quarter 2025 were related to share repurchases in 2024. Excise taxes for 2023 repurchases were paid in fourth quarter 2024.

Dividend Increase
In February 2025, the Company's Board of Directors authorized an 8% increase in the quarterly cash dividend to $0.13 per common share effective March 2025.

CSX Q3 2025 Form 10-Q p.11

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

	Third Quarters		Nine Months
(Dollars in Millions)	2025	2024	2025	2024
Share-Based Compensation Expense:
Restricted Stock Units	$7	$7	$20	$21
Stock Options	4	3	10	9
Employee Stock Purchase Plan	3	2	8	6
Performance Units	—	4	2	7
Stock Awards for Directors	—	—	3	2
Total Share-Based Compensation Expense	$14	$16	$43	$45
Income Tax Benefit	$4	$4	$10	$12

Long-term Incentive Plan
In February 2025, the Company granted the following awards under a new long-term incentive plan ("LTIP") for the years 2025 through 2027, which was adopted under the CSX 2019 Stock and Incentive Award Plan.

	Granted (Thousands)	Weighted Avg. Fair Value
Performance Units	668	$33.74
Restricted Stock Units	666	33.37
Stock Options	1,100	10.16

CSX Q3 2025 Form 10-Q p.12

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

Other Awards
Awards are periodically granted outside of the annual LTIP program, subject to approval by the Board of Directors, Compensation and Talent Management Committee, or Chief Executive Officer ("CEO") as appropriate. Awards outside of the annual LTIP program were granted to certain management employees other than senior executives during the third quarter and nine months ended September 30, 2025, and the nine months ended September 30, 2024, and were not material.

For more information related to the Company's outstanding long-term incentive compensation, see CSX's most recent annual report on Form 10-K.

CSX Q3 2025 Form 10-Q p.13

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.    Casualty, Environmental and Other Reserves

Personal injury and environmental reserves are considered critical accounting estimates due to the need for management judgment. Casualty, environmental and other reserves are provided for in the consolidated balance sheets as shown in the table below.

	September 30, 2025			December 31, 2024
(Dollars in Millions)	Current	Long-term	Total	Current	Long-term	Total

Casualty:
Personal Injury	$54	$94	$148	$51	$91	$142
Occupational	7	53	60	7	59	66
Total Casualty	61	147	208	58	150	208
Environmental	39	110	149	37	114	151
Other	59	54	113	54	49	103
Total	$159	$311	$470	$149	$313	$462

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

Personal Injury
Personal injury reserves represent liabilities for employee work-related and third-party injuries. Work-related injuries for CSXT employees are primarily subject to the Federal Employers’ Liability Act (“FELA”). CSXT retains an independent actuary to assist management in assessing the value of personal injury claims. An analysis is performed by the actuary quarterly and is reviewed by management. This analysis did not result in a material adjustment to the personal injury reserve in the quarters or nine months ended September 30, 2025, or September 30, 2024.

CSX Q3 2025 Form 10-Q p.14

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.    Casualty, Environmental and Other Reserves, continued

Occupational
Occupational reserves represent liabilities arising from allegations of exposure to certain materials in the workplace (such as solvents, soaps, chemicals and diesel fumes), past exposure to asbestos or allegations of chronic physical injuries resulting from work conditions (such as repetitive stress injuries). The Company retains an independent actuary to analyze the Company’s historical claim filings, settlement amounts, and dismissal rates to assist in determining future anticipated claim filing rates and average settlement values. This analysis is performed by the actuary and reviewed by management quarterly. The analysis did not result in a material adjustment to the occupational reserve in the quarters or nine months ended September 30, 2025, or September 30, 2024.

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

CSX Q3 2025 Form 10-Q p.15

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

The Company is able to estimate a range of possible loss for certain matters for which a loss is reasonably possible in excess of reserves established. The Company has estimated this range to be $2 million to $63 million in the aggregate at September 30, 2025. This estimated aggregate range is based upon currently available information and is subject to significant judgment and a variety of assumptions. Accordingly, the Company's estimate will change from time to time, and actual losses may vary significantly from the current estimate.
CSX Q3 2025 Form 10-Q p.16

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

Although the class was not certified, individual shippers have since brought claims against the railroads, which were also transferred to federal court in the District of Columbia for pre-trial proceedings but before a different judge. In March 2024, the original case was reassigned to the judge in the later-filed case. The railroads filed motions for summary judgment on July 17, 2024, with the briefing completed in December 2024. The judge held a hearing on the railroads' summary judgment motions on June 18, 2025, and granted summary judgment in favor of the railroads on June 24, 2025, ordering the cases closed. Most of the individual shippers have appealed the summary judgment ruling to the U.S. Court of Appeals for the D.C. Circuit, which has not yet set a schedule for the appeal proceedings.

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
CSX Q3 2025 Form 10-Q p.17

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
CSX Q3 2025 Form 10-Q p.18

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

	Pension Benefits Cost
	Third Quarters		Nine Months
(Dollars in Millions)	2025	2024	2025	2024
Service Cost Included in Labor and Fringe	$5	$6	$15	$18

Interest Cost	27	27	82	80
Expected Return on Plan Assets	(40)	(42)	(120)	(127)
Amortization of Net Loss	6	5	17	14
Total Included in Other Income - Net	(7)	(10)	(21)	(33)

Net Periodic Benefit Credit	$(2)	$(4)	$(6)	$(15)

Qualified pension plan obligations are funded in accordance with regulatory requirements and with an objective of meeting or exceeding minimum funding requirements necessary to avoid restrictions on flexibility of plan operation and benefit payments. No contributions to the Company's qualified pension plans are expected in 2025.

CSX Q3 2025 Form 10-Q p.19

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7.    Debt and Credit Agreements

Total activity related to long-term debt during the nine months ended September 30, 2025, is shown in the table below. For fair value information related to the Company's long-term debt, see Note 9, Fair Value Measurements.

(Dollars in Millions)	Current Portion	Long-term Portion	Total
Long-term Debt as of December 31, 2024	$606	$17,897	$18,503
2025 Activity:
Long-term Debt Issued	—	600	600
Long-term Debt Repaid	(12)	—	(12)
Reclassifications	2	(2)	—
Hedging, Discount, Premium and Other Activity	12	59	71
Long-term Debt as of September 30, 2025	$608	$18,554	$19,162

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

Interest Rate Derivatives
Fair Value Hedges
In first quarter 2025, CSX entered into two fixed-to-floating interest rate swaps classified as fair value hedges. The swaps are designed to hedge 10 years of interest rate risk associated with market fluctuations attributable to the Secured Overnight Financing Rate ("SOFR") on a cumulative $250 million of fixed rate outstanding notes which are due in 2055. The cumulative fair value of these swaps, which is included in other long-term assets on the consolidated balance sheet, was an asset of $11 million as of September 30, 2025.

CSX has seven other fixed-to-floating interest rate swaps classified as fair value hedges. The swaps are designed to hedge 10 years of interest rate risk associated with market fluctuations attributable to SOFR on a cumulative $1.1 billion of fixed rate outstanding notes which are due between 2033 and 2040. These swaps are comprised of two swaps entered during 2023 (“2023 swaps”) and five swaps entered during 2022 (“2022 swaps”). The cumulative fair value of the 2023 swaps was an asset of $16 million and $7 million as of September 30, 2025, and December 31, 2024, respectively, and is included in other long-term assets on the consolidated balance sheet. The cumulative fair value of the 2022 swaps was a liability of $93 million and $123 million as of September 30, 2025, and December 31, 2024, respectively, and is included in other long-term liabilities on the consolidated balance sheet.

CSX Q3 2025 Form 10-Q p.20

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

(Dollars in Millions)	September 30, 2025	December 31, 2024
Notional Value of Hedged Notes	$1,300	$1,050
Fair Value Asset Adjustment to Hedged Notes	27	7
Fair Value Liability Adjustment to Hedged Notes	(93)	(123)
Carrying Amount of Hedged Notes	$1,234	$934

Gains and losses resulting from changes in fair value of the interest rate swaps offset changes in the fair value of the hedged portion of the underlying debt with no gain or loss recognized due to hedge ineffectiveness. The difference in the net fixed-to-float interest settlement on the derivatives is recognized in interest expense and is summarized as follows.

	Third Quarters		Nine Months
(Dollars in Millions)	2025	2024	2025	2024
Interest Expense Impact (Increase) Decrease	$(6)	$(8)	$(16)	$(24)

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

In addition to previous partial settlements in 2022 and 2023, CSX executed a final settlement equal to $114 million of the $500 million aggregate notional value of the cash flow hedges in second quarter 2024, which resulted in CSX receiving a cash payment of $52 million included in other operating activities on the consolidated cash flow statement. As of September 30, 2025, and December 31, 2024, no unsettled aggregate notional value of these swaps remained and there is no related asset or liability.

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

	Third Quarters		Nine Months
(Dollars in Millions)	2025	2024	2025	2024
Unrealized Gain - Net of Tax	$—	$—	$—	$3

See Note 9, Fair Value Measurements, and Note 10, Other Comprehensive Income (Loss), for additional information about the Company's swaps.
CSX Q3 2025 Form 10-Q p.21

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 7.    Debt and Credit Agreements, continued

Credit Facility
The Company has a $1.2 billion unsecured revolving credit facility backed by a diverse syndicate of banks. This facility allows same-day borrowings at floating interest rates, based on SOFR or an agreed-upon replacement reference rate, plus a spread that depends upon CSX's senior unsecured debt ratings. This facility expires in February 2028. As of September 30, 2025, the Company had no outstanding balances under this facility.

Commitment fees and interest rates payable under the facility were similar to fees and rates available to comparably rated investment-grade borrowers. As of third quarter 2025, CSX was in compliance with all covenant requirements under this facility.

Commercial Paper
Under its commercial paper program, which is backed by the revolving credit facility, the Company may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $1.0 billion outstanding at any time. Proceeds from issuances of the notes are used for general corporate purposes. At September 30, 2025, the Company had no outstanding debt under the commercial paper program as the $75 million outstanding as of June 30, 2025, was repaid during third quarter 2025.

CSX Q3 2025 Form 10-Q p.22

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

	Third Quarters		Nine Months
(Dollars in Millions)	2025	2024	2025	2024

Chemicals	$697	$727	$2,096	$2,142
Agricultural and Food Products	382	416	1,208	1,229
Automotive	306	301	897	930
Forest Products	247	259	746	790
Minerals	226	202	625	583
Metals and Equipment	224	208	657	658
Fertilizers	126	118	388	380
Total Merchandise	2,208	2,231	6,617	6,712

Intermodal	527	509	1,511	1,521
Coal	490	553	1,428	1,748
Trucking	207	214	620	650
Other	155	112	408	370
Total	$3,587	$3,619	$10,584	$11,001

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

(Dollars in Millions)	September 30, 2025	December 31, 2024

Freight Receivables	$1,024	$1,012
Freight Allowance for Credit Losses	(19)	(16)
Freight Receivables - Net	1,005	996

Non-Freight Receivables	381	343
Non-Freight Allowance for Credit Losses	(16)	(13)
Non-Freight Receivables - Net	365	330
Total Accounts Receivable - Net	$1,370	$1,326

The Company maintains an allowance for expected credit losses to provide for the estimated amount of receivables that will not be collected. The allowance is based upon an assessment of risk characteristics, historical payment experience, and the age of outstanding receivables adjusted for forward-looking economic conditions as necessary. Credit losses recognized on the Company’s accounts receivable were not material in the third quarters or nine months ended September 30, 2025, or 2024.
CSX Q3 2025 Form 10-Q p.23

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

The corporate bonds, asset-backed securities and government securities are valued using broker quotes that utilize observable market inputs, which are Level 2 inputs. The carrying amounts of time deposits, which are reported in the consolidated balance sheet using Level 2 inputs, approximate fair value due to their short-term nature. Unrealized losses as of September 30, 2025, and September 30, 2024, were not material. The Company believes any impairment of investments held with gross unrealized losses to be temporary and not the result of credit risk.

The Company's investment assets are carried at fair value on the consolidated balance sheets, within the line items short-term investments and other long-term assets, as summarized in the following table.

	September 30, 2025			December 31, 2024
(Dollars in Millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Exchange-traded Funds	$5	$—	$5	$2	$—	$2
Corporate Bonds	—	78	78	—	71	71
Government Securities	—	60	60	—	42	42
Asset-backed Securities	—	34	34	—	35	35
Time Deposits	—	—	—	—	66	66
Total Investments at Fair Value	$5	$172	$177	$2	$214	$216

Total investments in debt securities of $172 million as of September 30, 2025, and $214 million as of December 31, 2024, had an amortized cost of $171 million and $218 million, respectively. These investments have the following maturities:

(Dollars in Millions)	September 30, 2025	December 31, 2024
Less than 1 year	$6	$72
1 - 5 years	85	72
5 - 10 years	35	23
Greater than 10 years	46	47
Total Investments at Fair Value (a)	$172	$214

(a) Exchange-traded funds are excluded as there is no stated contractual maturity date.
CSX Q3 2025 Form 10-Q p.24

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

The fair value and carrying value of the Company's long-term debt is as follows:

(Dollars in Millions)	September 30, 2025	December 31, 2024
Long-term Debt (Including Current Maturities):
Fair Value	$17,716	$16,481
Carrying Value	19,162	18,503

Interest Rate Derivatives
The Company’s fixed-to-floating swaps are carried at fair value, which is determined with assistance from a third party based upon pricing models using inputs observed from actively quoted markets. All of the inputs used to determine the fair value of the swaps are Level 2 inputs. The fair value of the Company’s fixed-to-floating interest rate swaps was an asset of $27 million and $7 million (for swaps entered in 2025 and 2023), and a liability of $93 million and $123 million (for swaps entered in 2022) as of September 30, 2025, and December 31, 2024, respectively.

As of September 30, 2025, and December 31, 2024, the forward starting interest rate swaps were fully settled and there is no related asset or liability. See Note 7, Debt and Credit Agreements, for further information.

Non-Recurring Fair Value Measurements
The Company re-measured the fair value of goodwill in the current period, which resulted in an impairment. See Note 12, Goodwill and Other Intangible Assets, for more information.

CSX Q3 2025 Form 10-Q p.25

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10.     Other Comprehensive Income (Loss)

Total comprehensive earnings represents all changes in shareholders' equity during a period, other than those resulting from investments by and distributions to shareholders (e.g. issuance of equity securities and dividends). Generally, for CSX, total comprehensive earnings equals net earnings plus or minus adjustments for pension and other post-retirement liabilities, derivative activity and other items. Total comprehensive earnings is presented net of tax and was $698 million and $895 million for third quarters 2025 and 2024, respectively, and $2.2 billion and $2.7 billion for the nine months ended September 30, 2025 and 2024, respectively.

AOCI represents the cumulative balance of other comprehensive income, net of tax, as of the balance sheet date. Changes in the AOCI balance by component are shown in the following table. Amounts in pension and other post-employment benefits reclassified to net earnings relate to the amortization of actuarial losses and are included in other income - net on the consolidated income statements. See Note 6, Employee Benefit Plans, for further information. Interest rate derivatives consist of forward starting interest rate swaps classified as cash flow hedges, which are now fully settled. See Note 7, Debt and Credit Agreements, for further information. Other primarily represents CSX's share of AOCI of equity method investees. Amounts reclassified in other to net earnings are included in purchased services and other or equipment and other rents on the consolidated income statements.

	Pension and Other Post-Employment Benefits	Interest Rate Derivatives	Other	Accumulated Other Comprehensive (Loss) Income
(Dollars in Millions)
Balance December 31, 2024, Net of Tax	$(349)	$153	$(36)	$(232)
Other Comprehensive Income (Loss)
Amounts Reclassified to Net Earnings	12	—	4	16
Tax Expense	(3)	—	(1)	(4)
Total Other Comprehensive Income	9	—	3	12
Balance September 30, 2025, Net of Tax	$(340)	$153	$(33)	$(220)
CSX Q3 2025 Form 10-Q p.26

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

CSX Q3 2025 Form 10-Q p.27

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 11. Segment Reporting and Significant Expenses, continued

The tables below present information about the Company's significant expenses and the required reportable segment reconciliations for the quarters ended September 30, 2025, and September 30, 2024.

	Third Quarters
	2025		2024
(Dollars in Millions)	Rail	Reconciliation to Consolidated	Rail	Reconciliation to Consolidated
Revenue (a)	$3,380		$3,405

Reconciliation of Revenue
Trucking Revenue (a)		215		216
Elimination of intersegment revenues		(8)		(2)
Total Consolidated Revenue		$3,587		$3,619

Expense (b)
Labor and Fringe	$758		$756
Purchased Services and Other	624		556
Depreciation and Amortization	408		401
Fuel
Locomotive	237		229
Non-Locomotive	23		26
Equipment and Other Rents	80		86
Gain on Property Disposition	(6)		0
Segment Operating Income	$1,256		$1,351

Reconciliation of Operating Income
Trucking Expenses (b)		384		213
Elimination of intersegment expenses		(8)		(2)
Total Consolidated Operating Income		$1,087		$1,354

CSX Q3 2025 Form 10-Q p.28

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11. Segment Reporting and Significant Expenses, continued

The tables below present information about the Company's significant expenses and the required reportable segment reconciliations for the nine months ended September 30, 2025, and September 30, 2024.

	Nine Months
	2025		2024
(Dollars in Millions)	Rail	Reconciliation to Consolidated	Rail	Reconciliation to Consolidated
Revenue (a)	$9,964		$10,351

Reconciliation of Revenue
Trucking Revenue (a)		641		655
Elimination of intersegment revenues		(21)		(5)
Total Consolidated Revenue		$10,584		$11,001

Expense (b)
Labor and Fringe	$2,268		$2,235
Purchased Services and Other	1,893		1,735
Depreciation and Amortization	1,228		1,191
Fuel
Locomotive	688		754
Non-Locomotive	75		78
Equipment and Other Rents	252		245
Gain on Property Disposition	(11)		(10)
Segment Operating Income	$3,571		$4,123

Reconciliation of Operating Income
Trucking Expenses (b)		801		639
Elimination of intersegment expenses		(21)		(5)
Total Consolidated Operating Income		$3,411		$4,139

(a) Trucking revenue is comprised of revenue from Quality Carriers. Rail revenue represents revenue attributed to all CSX entities other than the trucking company, Quality Carriers.

(b) Trucking expenses include labor and fringe, purchased services and other, depreciation and amortization, fuel, equipment and other rents, and gains/losses on property dispositions from the operations of Quality Carriers. Rail expenses represent expenses attributable to all CSX entities other than the trucking company, Quality Carriers. Trucking expenses for the three and nine months ended September 30, 2025, include a $164 million impairment charge of Quality Carrier's goodwill. See additional information in Note 12, Goodwill and Other Intangible Assets.
CSX Q3 2025 Form 10-Q p.29

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 11. Segment Reporting and Significant Expenses, continued

Reconciliation of Segment Operating Income to Consolidated Earnings Before Income Taxes

	Third Quarters		Nine Months
(Dollars in Millions)	2025	2024	2025	2024
Segment Operating Income	$1,256	$1,351	$3,571	$4,123
Trucking Revenue and Eliminations	207	214	620	650
Trucking Expenses and Eliminations	(376)	(211)	(780)	(634)
Total Consolidated Operating Income	1,087	1,354	3,411	4,139
Interest Expense	(210)	(206)	(631)	(625)
Other Income - Net	21	36	69	105
Earnings Before Income Taxes	$898	$1,184	$2,849	$3,619

Other Segment Disclosures
Capital expenditures made by the rail segment were $717 million and $610 million, for the third quarters 2025 and 2024, respectively, and $2,173 million and $1,631 million, for the nine months ended September 30, 2025, and September 30, 2024, respectively. Capital expenditures in the three and nine months ended September 30, 2025, include $145 million and $440 million, respectively, related to rebuilding the Blue Ridge subdivision as a result of impacts from Hurricane Helene. The total of the rail segment's reportable assets was $43.1 billion and $42.6 billion as of September 30, 2025, and December 31, 2024, respectively, out of total consolidated assets of $43.3 billion and $42.8 billion for the respective periods. Non-rail assets include assets held by the trucking operating segment.

CSX Q3 2025 Form 10-Q p.30

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 12. Goodwill and Other Intangible Assets

The following table presents goodwill and other intangible asset balances and adjustments to those balances for the nine months ended September 30, 2025. There is no remaining goodwill attributed to the Company's trucking operating segment as of September 30, 2025, compared to $159 million as of December 31, 2024. The goodwill balance attributed to the rail segment was $80 million at the end of each of the periods shown. All other intangible assets are attributed to the trucking operating segment.

	Goodwill	Intangible Assets
(Dollars in Millions)	Net Carrying Amount	Cost	Accumulated Amortization	Net Carrying Amount	Total Goodwill and Other Intangible Assets - Net
Balance at December, 31, 2024	$239	$231	$(37)	$194	$433
Additions	5	5	—	5	10
Amortization	—	—	(9)	(9)	(9)
Impairment	(164)	—	—	—	(164)
Balance at September, 30, 2025	$80	$236	$(46)	$190	$270

Impairment
During third quarter 2025, the Company determined that the extended trucking market recession, ongoing economic uncertainty and lower than previously expected financial performance triggered the need to perform an interim impairment assessment for goodwill associated with Quality Carriers. The Company performed a quantitative assessment as of August 1, 2025, to estimate the fair value of Quality Carriers, which used a combination of the income and market approaches. The income approach used a discounted cash flow model with significant assumptions for future revenue growth, EBITDA margin, capital expenditures and discount rate. The market approach used revenue and EBITDA multiples for selected guideline public companies. These inputs are classified as Level 3 measurements within the fair value hierarchy. Based on the quantitative assessment, CSX concluded the fair value of Quality Carriers did not exceed its carrying value. As a result, all of the remaining Quality Carriers goodwill in the trucking operating segment was determined to be fully impaired and a $164 million impairment charge was recorded in operating expense in the accompanying consolidated income statements.

In addition to the quantitative assessment of goodwill, CSX evaluated the recoverability of the long-lived assets on the Quality Carriers reporting unit in the trucking operating segment. Based on the assessment, CSX concluded the carrying values of these assets were recoverable and no impairment was recorded.

The Company's annual assessment of goodwill for the remaining reporting units will take place as of October 1, 2025. For more information related to the Company's goodwill and other intangible assets, see CSX's most recent annual report on Form 10-K.
CSX Q3 2025 Form 10-Q p.31

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER 2025 RESULTS

•Revenue decreased $32 million, or 1%, year over year.
•Expenses increased $235 million, or 10%, year over year.
•Operating income of $1.1 billion decreased $267 million, or 20%, year over year.
•Operating margin of 30.3% decreased 710 basis points versus prior year.
•Earnings per diluted share of $0.37 decreased $0.09, or 20%, year over year.

	Third Quarters				Nine Months
	2025	2024	Fav / (Unfav)	% Change	2025	2024	Fav / (Unfav)	% Change
Volume (in Thousands)	1,612	1,590	22	1%	4,710	4,702	8	—%

(in Millions)
Revenue	$3,587	$3,619	$(32)	(1)	$10,584	$11,001	$(417)	(4)
Expense	2,500	2,265	(235)	(10)	7,173	6,862	(311)	(5)
Operating Income	$1,087	$1,354	$(267)	(20)%	$3,411	$4,139	$(728)	(18)%

Operating Margin	30.3%	37.4%	(710)	bps	32.2%	37.6%	(540)	bps

Earnings Per Diluted Share	$0.37	$0.46	$(0.09)	(20)%	$1.16	$1.40	$(0.24)	(17)%

Appointment of New Chief Executive Officer
On September 29, 2025, CSX announced that its Board of Directors appointed Stephen F. Angel as the Company’s new President and Chief Executive Officer, and as a member of the Board of Directors, effective September 28, 2025.
CSX Q3 2025 Form 10-Q p.32

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Volume and Revenue (Unaudited)
Volume (Thousands of Units); Revenue (Dollars in Millions); Revenue Per Unit (Dollars)
Third Quarters
	Volume			Revenue			Revenue Per Unit
	2025	2024	% Change	2025	2024	% Change	2025	2024	% Change
Chemicals	164	176	(7)%	$697	$727	(4)%	$4,250	$4,131	3%
Agricultural and Food Products	110	118	(7)	382	416	(8)	3,473	3,525	(1)
Minerals	104	96	8	226	202	12	2,173	2,104	3
Automotive	99	98	1	306	301	2	3,091	3,071	1
Forest Products	68	73	(7)	247	259	(5)	3,632	3,548	2
Metals and Equipment	67	64	5	224	208	8	3,343	3,250	3
Fertilizers	48	45	7	126	118	7	2,625	2,622	—
Total Merchandise	660	670	(1)	2,208	2,231	(1)	3,345	3,330	—
Intermodal	768	730	5	527	509	4	686	697	(2)
Coal	184	190	(3)	490	553	(11)	2,663	2,911	(9)
Trucking	—	—	—	207	214	(3)	—	—	—
Other	—	—	—	155	112	38	—	—	—
Total	1,612	1,590	1%	$3,587	$3,619	(1)%	$2,225	$2,276	(2)%

Nine Months
	Volume			Revenue			Revenue Per Unit
	2025	2024	% Change	2025	2024	% Change	2025	2024	% Change
Chemicals	494	517	(4)%	$2,096	$2,142	(2)%	$4,243	$4,143	2%
Agricultural and Food Products	342	347	(1)	1,208	1,229	(2)	3,532	3,542	—
Minerals	282	273	3	625	583	7	2,216	2,136	4
Automotive	289	297	(3)	897	930	(4)	3,104	3,131	(1)
Forest Products	208	220	(5)	746	790	(6)	3,587	3,591	—
Metals and Equipment	202	202	—	657	658	—	3,252	3,257	—
Fertilizers	143	142	1	388	380	2	2,713	2,676	1
Total Merchandise	1,960	1,998	(2)	6,617	6,712	(1)	3,376	3,359	1
Intermodal	2,213	2,147	3	1,511	1,521	(1)	683	708	(4)
Coal	537	557	(4)	1,428	1,748	(18)	2,659	3,138	(15)
Trucking	—	—	—	620	650	(5)	—	—	—
Other	—	—	—	408	370	10	—	—	—
Total	4,710	4,702	—%	$10,584	$11,001	(4)%	$2,247	$2,340	(4)%

CSX Q3 2025 Form 10-Q p.33

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Third Quarter 2025

Revenue
Total revenue decreased 1% in third quarter 2025 when compared to third quarter 2024, due to decreases in export coal revenue, including the impact of lower benchmark rates, as well as declines in merchandise volume. These decreases were partially offset by increases in other revenue, higher pricing in merchandise, and intermodal volume growth.
Merchandise Volume
Chemicals - Decreased due to lower shipments of crude oil, petroleum products, other industrial chemicals, and plastics.
Agricultural and Food Products - Decreased due to lower shipments of domestic feed grain, ethanol, and soybeans.
Minerals - Increased primarily due to higher shipments of aggregates and cement.
    Automotive - Increased due to higher North American vehicle production.
Forest Products - Decreased due to lower shipments of pulp and paper products, which includes the impact of both temporary outages and permanent plant closures, as well as lower shipments of building products.
Metals and Equipment - Increased due to higher scrap and pipe shipments. Increases were partially offset by lower steel shipments, which includes the impact of plant closures, as well as lower equipment shipments.
Fertilizers - Increased due to higher shipments of raw materials, as well as higher exports through Gulf Coast ports.
Intermodal Volume
International shipments increased driven by higher port volumes and growth with key customers. Domestic shipments increased, despite the impacts of a continued soft trucking environment, due to share wins with key customers and new service offerings.
Coal Volume
Export coal decreased primarily due to reduced production, including impacts from outages at customer facilities. Domestic coal increased due to higher shipments to utility plants, partially offset by lower shipments to steel manufacturing locations and lake terminals.
Trucking Revenue
Trucking revenue decreased $7 million versus the prior year due to lower rates and fuel surcharge.
Other Revenue
Other revenue increased $43 million primarily due to higher carload demurrage and payments from customers that did not meet volume commitments.
CSX Q3 2025 Form 10-Q p.34

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Expenses
Expenses of $2.5 billion increased $235 million, or 10%, in third quarter 2025 when compared to the third quarter 2024.
Labor and Fringe expense increased $9 million due to the following:
•An increase of $22 million was due to management and executive severance costs.
•An increase of $15 million was due to inflation.
•A decrease of $19 million resulted from lower incentive compensation expense driven by lower expected payouts.
•All other net costs decreased $9 million driven by efficiency savings, which include the impact of lower rail headcount, and other non-significant net decreases. These items were partially offset by higher trucking headcount, which includes impacts from acquiring previously independent affiliates.
Purchased Services and Other expense increased $54 million due to the following:
•Inflation and higher volume drove an increase of $18 million.
•An increase of $13 million was due to technology contract restructuring costs as well as advisory expenses.
•Increased costs of approximately $13 million were due to the effects of network disruptions and rerouting impacts.
•Gains on property dispositions were $7 million in third quarter 2025 compared to a $1 million loss in the prior year.
•All other net costs increased $18 million resulting from a favorable inventory adjustment in the prior year, higher trucking casualty and rail freight damage claims in the current year, and other non-significant increases, which were partially offset by efficiency savings across the organization.
Depreciation and Amortization expense increased $8 million primarily as a result of a larger asset base.
Fuel costs increased $5 million as the impacts of additional gross ton-miles associated with reroutes as well as a 1% increase in locomotive fuel prices were partially offset by improved efficiency.
Equipment and Other Rents expense decreased $5 million due to several non-significant items.
Goodwill Impairment expense for Quality Carriers was $164 million for 2025.

Interest Expense
Interest expense increased $4 million primarily due to higher average debt balances.
Other Income - Net
Other income - net decreased $15 million primarily due to lower interest income.
Income Tax Expense
Income tax expense decreased $86 million primarily due to lower earnings before income taxes.
CSX Q3 2025 Form 10-Q p.35

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nine Months Results of Operations

Revenue decreased $417 million primarily due to lower coal revenue, which includes the impact of lower global benchmark rates, as well as lower fuel recovery and declines in merchandise volume. These declines were partially offset by pricing gains in merchandise.
Total expense increased $311 million primarily due to the Quality Carriers goodwill impairment, inflation, costs due to network disruptions, and higher depreciation. These increases were partially offset by lower fuel prices and efficiency savings.
Interest expense increased $6 million as higher average debt balances were mostly offset by higher capitalized interest.
Other income - net decreased $36 million primarily due to lower interest income and lower pension benefit credits.
Income tax expense decreased $202 million primarily due to lower earnings before income taxes.
CSX Q3 2025 Form 10-Q p.36

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

Adjusted Operating Results
Management believes that adjusted operating income, adjusted operating margin, adjusted net earnings, and adjusted net earnings per share, assuming dilution are important in evaluating the Company's performance and for planning and forecasting future business operations and future profitability. These non-GAAP measures provide meaningful supplemental information regarding operating results because they exclude the third quarter 2025 non-cash impairment of the remaining amount of Quality Carriers' goodwill, which is a significant item that is not considered indicative of future financial trends. The goodwill impairment was tax-effected using rates reflective of the applicable tax amounts related to the impairment charge. These adjusted results should be considered in addition to, rather than as a substitute for, the Company's GAAP operating results.

The following tables reconcile the Company's GAAP operating results to adjusted operating results (non-GAAP measures).

	Quarter Ended September 30, 2025
(Dollars in millions, except per share amounts)	Operating Income	Operating Margin	Net Earnings	Net Earnings Per Share, Assuming Dilution
GAAP Operating Results	$1,087	30.3%	$694	$0.37
Goodwill Impairment	164	4.6	124	0.07
Adjusted Operating Results (non-GAAP)	$1,251	34.9%	$818	$0.44

	Nine Months Ended September 30, 2025
(Dollars in millions, except per share amounts)	Operating Income	Operating Margin	Net Earnings	Net Earnings Per Share, Assuming Dilution
GAAP Operating Results	$3,411	32.2%	$2,169	$1.16
Goodwill Impairment	164	1.6	124	0.06
Adjusted Operating Results (non-GAAP)	$3,575	33.8%	$2,293	$1.22

CSX Q3 2025 Form 10-Q p.37

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

CSX Q3 2025 Form 10-Q p.38

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table reconciles operating income (the most directly comparable GAAP measure) to Economic Profit (non-GAAP measure).

	Nine Months
(Dollars in Millions)	2025	2024
Operating Income	$3,411	$4,139
Add: Depreciation, Amortization, and Operating Lease Expense	1,359	1,323
Remove: Unusual Items (a)	164	—
Taxes (b)	(740)	(819)
Gross Cash Earnings	4,194	4,643

Operating Assets
Current Assets (Less Cash and Short-term Investments)	1,893	1,940
Gross Properties	53,290	51,062
Other Assets	4,310	4,255
Operating Liabilities
Non-Interest Bearing Liabilities (c)	(11,038)	(10,957)
Gross Operating Assets (d)	48,455	46,300
Capital Charge (e)	(2,907)	(2,778)
Economic Profit (Non-GAAP) calculated as GCE less Capital Charge	$1,287	$1,865
(a) Unusual items are defined by management as unique events with greater than $100 million full year operating income impact, consistent with the terms of the Company's long-term incentive plan agreements. The Quality Carriers goodwill impairment charge of $164 million in third quarter 2025 met the definition of an unusual item.
(b) The tax percentage rate was 15% for both periods presented. This rate is applied to the sum of operating income, depreciation, amortization, operating lease expense, and unusual items.
(c) Non-interest bearing liabilities represents all liabilities excluding debt, long-term lease liabilities, and commercial paper ($75 million of commercial paper was outstanding in other current liabilities as of June 30, 2025, and none outstanding in any other period).
(d) Gross operating assets reflects an average of the year-to-date quarter-end amounts reported for each period presented.
(e) The capital charge of 8% for both years is calculated as the minimum return multiplied by gross operating assets. This is an annualized rate equivalent to 2% per quarter.

CSX Q3 2025 Form 10-Q p.39

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

The decrease in FCF before dividends from the prior year of $1.2 billion is primarily due to higher property additions, including $440 million related to rebuilding the Blue Ridge subdivision, as well as $429 million of federal and state tax payments related to the 2024 tax year that were previously postponed and lower cash-generating net earnings. Tax payment postponements related to hurricane tax relief were available in 2023 and 2024, but not in 2025.

The following table reconciles cash provided by operating activities (GAAP measure) to FCF before dividends (non-GAAP measure).

	Nine Months
(Dollars in Millions)	2025	2024
Net cash provided by operating activities	$3,227	$3,859
Property Additions	(2,225)	(1,691)
Proceeds and Advances from Property Dispositions	64	50
Free Cash Flow (before payment of dividends)	$1,066	$2,218

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

In the third quarter of 2025, velocity increased by 2%, and dwell improved 8% versus prior year. Carload trip plan performance increased by 4% and intermodal trip plan performance increased by 1%. The Company continues to focus on operational improvements and executing the operating plan to deliver safe, reliable, and efficient service to customers.

The personal injury frequency index of 1.16 in third quarter 2025 improved 7% compared to prior year and the FRA train accident rate of 2.55 improved 21%. Safety is a top priority at CSX, and the Company is committed to reducing risk and enhancing the overall safety of its employees, customers, and communities in which it operates.

CSX Q3 2025 Form 10-Q p.40

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Third Quarters			Nine Months
	2025	2024	Improvement / (Deterioration)	2025	2024	Improvement / (Deterioration)
Operations Performance
Train Velocity (Miles Per Hour)	18.9	18.6	2%	18.0	18.3	(2)%
Dwell (Hours)	9.5	10.3	8%	10.5	10.0	(5)%
Cars Online	121,278	126,623	4%	127,698	125,839	(1)%

On-Time Originations	75%	72%	4%	71%	74%	(4)%
On-Time Arrivals	64%	66%	(3)%	59%	67%	(12)%
Carload Trip Plan Performance	83%	80%	4%	76%	81%	(6)%
Intermodal Trip Plan Performance	93%	92%	1%	91%	94%	(3)%

Fuel Efficiency	0.94	0.95	1%	0.97	0.98	1%

Revenue Ton-Miles (Billions)
Merchandise	32.8	32.5	1%	98.3	97.2	1%
Coal	9.9	9.1	9%	27.6	27.3	1%
Intermodal	7.7	7.2	7%	22.3	21.5	4%
Total Revenue Ton-Miles	50.4	48.8	3%	148.2	146.0	2%

Total Gross Ton-Miles (Billions)	98.8	95.7	3%	292.3	288.3	1%

Safety
FRA Personal Injury Frequency Index	1.16	1.25	7%	1.05	1.27	17%
FRA Train Accident Rate	2.55	3.21	21%	3.32	3.38	2%
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
CSX Q3 2025 Form 10-Q p.41

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

Material Changes in Significant Cash Flows
Significant Cash Flows
    The following chart highlights the operating, investing and financing components of the net decrease of $321 million and increase of $291 million in cash and cash equivalents for the nine months ended September 30, 2025, and September 30, 2024, respectively.

•The Company generated $632 million less cash from operating activities primarily due to the payment of $429 million of previously postponed taxes and lower cash-generating net earnings.
•CSX used $423 million more cash for investing activities primarily due to higher property additions consistent with planned capital expenditures, including approximately $440 million in property additions related to rebuilding the Blue Ridge subdivision as a result of impacts from Hurricane Helene. This increase was partially offset by lower spending on acquisitions of previously independent trucking affiliates.
•The Company used $443 million less cash for financing activities driven by lower repayments of long-term debt, partially offset by higher share repurchases.
CSX Q3 2025 Form 10-Q p.42

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sources of Cash and Liquidity and Uses of Cash
As of the end of third quarter 2025, CSX had $618 million of cash, cash equivalents and short-term investments. CSX uses current cash balances for general corporate purposes, which may include capital expenditures, working capital requirements, reduction or refinancing of outstanding indebtedness, redemptions and repurchases of CSX common stock, dividends to shareholders, acquisitions and other business opportunities, and contributions to the Company's qualified pension plan. See Note 7, Debt and Credit Agreements.

The Company has multiple sources of liquidity, including cash generated from operations and financing sources. The Company filed a shelf registration statement with the SEC on February 27, 2025, which may be used to issue debt or equity securities at CSX’s discretion, subject to market conditions and CSX Board authorization. While CSX seeks to give itself flexibility with respect to cash requirements, there can be no assurance that market conditions would permit CSX to sell such securities on acceptable terms at any given time, or at all. During the nine months ended September 30, 2025, CSX issued a total of $600 million of long-term debt.

CSX has a $1.2 billion unsecured, revolving credit facility backed by a diverse syndicate of banks that expires in February 2028. At September 30, 2025, the Company had no outstanding balances under this facility. The Company also has a commercial paper program, backed by the revolving credit facility, under which the Company may issue unsecured short-term commercial paper notes up to a maximum aggregate principal amount of $1.0 billion outstanding at any time. At September 30, 2025, the Company had no debt outstanding under the commercial paper program.

Planned capital investments for 2025 are expected to be consistent with 2024 spending at approximately $2.5 billion, except for additional costs to rebuild the Blue Ridge subdivision as a result of impacts from Hurricane Helene. Total spending on the Blue Ridge rebuild will exceed $500 million, including approximately $50 million spent in 2024 and approximately $440 million spent in the nine months ended September 30, 2025. Spending to sustain core infrastructure with a focus on safety and reliability will also remain a top priority. In addition, management is committed to investments that promote profitable growth, including projects supporting service enhancements and productivity initiatives, which includes investments in locomotives and freight cars. CSX intends to fund capital investments primarily through cash generated from operations.

The Company's planned cash income tax payments and related payable and deferred liabilities were impacted by changes in bonus tax depreciation that were enacted into law on July 4, 2025, as part of Public Law 119-21, commonly known as the One Big Beautiful Bill Act. The impact of applying this provision will result in favorable cash tax impacts of approximately $250 million for the 2025 tax year.
CSX Q3 2025 Form 10-Q p.43

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in the Consolidated Balance Sheets and Working Capital
Consolidated Balance Sheets
Total assets increased $515 million from year end primarily due to a $876 million increase in net property consistent with planned capital expenditures, including incremental property additions related to rebuilding the Blue Ridge subdivision, and a $78 million increase in investments in affiliates and other companies. These increases were partially offset by a $321 million decrease in cash and cash equivalents as noted above and a $164 million impairment of Quality Carriers' goodwill.

Total liabilities increased $264 million from year end primarily due to the issuance of $600 million in long-term debt, partially offset by a $344 million decrease in income and other taxes payable primarily resulting from the payment of previously postponed federal and state income taxes. Total shareholders' equity increased $251 million from year end primarily driven by net earnings of $2.2 billion, offset by share repurchases of $1.3 billion and dividends paid of $730 million.

Working capital is considered a measure of a company's ability to meet its short-term needs. CSX had a working capital deficit of $455 million as of September 30, 2025, and $456 million as of December 31, 2024. Flat working capital was primarily the result of a decline in cash, offset by a decrease in income and other taxes payable due to payments for previously postponed income taxes. The Company's working capital balance varies due to factors such as the timing of scheduled debt payments and changes in cash and cash equivalent balances as discussed above. The Company continues to maintain adequate liquidity to satisfy current liabilities and maturing obligations when they come due. CSX has sufficient financial capacity, including its revolving credit facility, commercial paper program and shelf registration statement to manage its day-to-day cash requirements and any anticipated obligations. The Company from time to time accesses the credit markets for additional liquidity.

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

LABOR AGREEMENTS
Approximately 17,400 of the Company's approximately 23,200 employees are members of a rail labor union and covered by national agreements with the Class I railroads or CSX-specific agreements. As of the date of this filing, new agreements with an effective date of January 1, 2025, have been fully ratified by most unions, representing nearly 75% of the Company's unionized workforce. The remaining unionized employees are covered under previous agreements while negotiations take place since collective agreements under the Railway Labor Act do not expire, but continue until amended or replaced.
CSX Q3 2025 Form 10-Q p.44

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

CSX Q3 2025 Form 10-Q p.45

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
CSX Q3 2025 Form 10-Q p.46

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
CSX Q3 2025 Form 10-Q p.47

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

In first quarter 2025, CSX entered into two fixed-to-floating interest rate swaps classified as fair value hedges. The swaps are designed to hedge 10 years of interest rate risk associated with market fluctuations attributable to the Secured Overnight Financing Rate ("SOFR") on a cumulative $250 million of fixed rate outstanding notes which are due in 2055. As of September 30, 2025, the fair value of these swaps was a $11 million asset which is included in other long-term assets on the consolidated balance sheet.

ITEM 4. CONTROLS AND PROCEDURES
As of September 30, 2025, under the supervision and with the participation of CSX's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that, as of September 30, 2025, the Company's disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in CSX's periodic SEC reports. There were no changes in the Company's internal controls over financial reporting during the third quarter of 2025 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

CSX Q3 2025 Form 10-Q p.48

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

Item 2. CSX Purchases of Equity Securities
During fourth quarter 2023, the Company began repurchasing shares under the $5 billion share repurchase program approved in October 2023. Total repurchase authority remaining as of September 30, 2025 was $1.3 billion. For more information about share repurchases, see Note 2, Earnings Per Share. Share repurchase activity for the third quarter 2025 is shown below. Amounts exclude the impact of excise tax on net share repurchases imposed as part of the Inflation Reduction Act of 2022.

	CSX Purchases of Equity Securities for the Quarter
Third Quarter	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning Balance				$1,434,073,382
July 1 - July 31, 2025	1,018,047	$33.76	1,018,047	1,399,702,506
August 1 - August 31, 2025	—	—	—	1,399,702,506
September 1 - September 30, 2025	2,369,420	32.77	2,369,420	1,322,060,537
Ending Balance	3,387,467	$33.07	3,387,467	$1,322,060,537

CSX Q3 2025 Form 10-Q p.49

CSX CORPORATION
PART II

Item 3. Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
    Not Applicable

Item 5. Other Information
During the third quarter of 2025, none of the Company's directors or officers adopted or terminated any "Rule 10b5-1 trading arrangement" or any "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.
CSX Q3 2025 Form 10-Q p.50

CSX CORPORATION
PART II

Item 6. Exhibits

Exhibit designation	Nature of exhibit	Previously filed as exhibit to

10.1* ***	Employment Agreement, dated September 26, 2025, between CSX Corporation and Stephen Angel
10.2* ***	Change of Control Agreement, dated September 28, 2025, between CSX Corporation and Stephen Angel
10.3* ***	Confidentiality, Non-Solicitation and Non-Competition Agreement, made and entered into as of September 27, 2025, between CSX Corporation, and Stephen Angel
10.4* ***	Employment Separation Agreement and Release, dated September 28, 2025, between CSX Corporation and Joseph R. Hinrichs

Officer certifications:
31*	Rule 13a-14(a) Certifications
32**	Section 1350 Certifications

Interactive data files:
101*
The following financial information from CSX Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 filed with the SEC on October 16, 2025, formatted in inline XBRL includes: (i) consolidated income statements for the quarters and nine months ended September 30, 2025, and September 30, 2024, (ii) condensed consolidated comprehensive income statements for the quarters and nine months ended September 30, 2025, and September 30, 2024, (iii) consolidated balance sheets at September 30, 2025, and December 31, 2024, (iv) consolidated cash flow statements for the nine months ended September 30, 2025, and September 30, 2024, (v) consolidated statements of changes in shareholders' equity for the quarters and nine months ended September 30, 2025, and September 30, 2024, and (vi) the notes to consolidated financial statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)

* Filed herewith
** Furnished herewith
*** Management contract or compensatory plan or arrangement
CSX Q3 2025 Form 10-Q p.51

CSX CORPORATION
PART II

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSX CORPORATION
(Registrant)

By: /s/ ANGELA C. WILLIAMS
Angela C. Williams
Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Dated: October 16, 2025

CSX Q3 2025 Form 10-Q p.52