Form 10-K
period 2025-12-31
CSX CORP
filed 2026-02-12
CIK 277948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(☒) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025
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
Emerging growth company (☐)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ( )
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report (☒)
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. (☐)
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). (☐)
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes (☐) No (X)
On June 30, 2025 (which is the last day of the second quarter and the required date to use), the aggregate market value of the Registrant’s voting stock held by non-affiliates was approximately $61 billion (based on the close price as reported on the NASDAQ National Market System on such date).
There were 1,859,556,799 shares of Common Stock outstanding on January 31, 2026 (the latest practicable date that is closest to the filing date).

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement (the “Proxy Statement”) to be filed no later than 120 days after the end of the fiscal year with respect to its 2026 annual meeting of shareholders.
CSX 2025 Form 10-K p.1

CSX 2025 Form 10-K p.2

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

CSX Transportation, Inc.
CSX’s principal operating subsidiary, CSX Transportation, Inc. (“CSXT”), provides an important link to the transportation supply chain through its approximately 20,000 route-mile rail network and serves major population centers in 26 states east of the Mississippi River, the District of Columbia and the Canadian provinces of Ontario and Quebec. It has access to over 70 ocean, river and lake port terminals along the Atlantic and Gulf Coasts, the Mississippi River, the Great Lakes and the St. Lawrence Seaway. This access allows the Company to meet the dynamic transportation needs of manufacturers, industrial producers, the automotive industry, construction companies, farmers and feed mills, wholesalers and retailers, and energy producers. The Company’s intermodal business links customers to railroads via trucks and terminals. CSXT also serves thousands of production and distribution facilities through track connections with other Class I railroads and approximately 250 short-line and regional railroads.

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

Operating Model
The Company is focused on developing and strictly maintaining a scheduled service plan with an emphasis on improving customer service, optimizing assets and increasing employee engagement. When this operating model is executed effectively, the Company competes for additional business in the U.S. freight market. Further, this model leads to reduced costs and strong free cash flow generation.
CSX 2025 Form 10-K p.3

CSX CORPORATION
PART I

Lines of Business
During 2025, the Company's services generated $14.1 billion of revenue and served four primary lines of business: merchandise, intermodal, coal and trucking.
•The merchandise business shipped 2.6 million carloads (41% of volume) and generated $8.8 billion in revenue (62% of revenue) in 2025. The Company’s merchandise business is comprised of shipments in the following diverse markets: chemicals, agricultural and food products, automotive, minerals, forest products, metals and equipment, and fertilizers.
•The intermodal business shipped 3.0 million units (48% of volume) and generated $2.1 billion in revenue (15% of revenue) in 2025. The intermodal business combines the superior economics of rail transportation with the flexibility of trucks and offers a cost and environmental advantage over long-haul trucking. Through a network of approximately 30 terminals, the intermodal business serves all major markets east of the Mississippi River and transports mainly manufactured consumer goods in containers, providing customers with truck-like service for longer shipments.
•The coal business shipped 718 thousand carloads (11% of volume) and generated $1.9 billion in revenue (13% of revenue) in 2025. The Company transports domestic coal, coke and iron ore to electricity-generating power plants, steel manufacturers and industrial plants as well as export coal to deep-water port facilities. Most of the export coal the Company transports is used for steelmaking, while the majority of domestic coal the Company ships is used for electricity generation.
•The trucking business generated $816 million, or 6%, of revenue in 2025. Trucking revenue includes revenue from the operations of Quality Carriers.

Other revenue accounted for 4% of the Company’s total revenue in 2025. This category includes revenue from regional subsidiary railroads and incidental charges, including intermodal storage and equipment usage, demurrage and switching. Revenue from regional subsidiary railroads includes shipments by railroads that the Company does not directly operate. Intermodal storage represents charges for customer storage of containers at an intermodal terminal, ramp facility or offsite location beyond a specified period of time. Demurrage represents charges assessed when freight cars are held by a customer beyond a specified period of time. Switching represents charges assessed when a railroad switches cars for a customer or another railroad.

CSX's Committed Workforce
Most of the Company’s employees provide or support transportation services. The Company had approximately 23,000 employees as of December 2025, which includes approximately 16,900 employees that are members of a rail labor union and covered by national agreements with the Class I railroads or CSX-specific agreements. As of the date of this filing, new agreements with an effective date of January 1, 2025, have been fully ratified by most unions, representing nearly 75% of the Company's unionized workforce. The remaining unionized employees are covered under previous agreements while negotiations take place since collective agreements under the Railway Labor Act do not expire, but continue until amended or replaced.

CSX prioritizes workplace safety for employees and is committed to continued improvement through enhanced processes, training, technology, communication, and continuous collaboration with customers and peers across the railroad industry. Training programs and processes are focused on injury and accident prevention as well as emergency preparedness. Additionally, the attainment of key safety targets is a component of management's annual incentive program. The FRA Personal Injury Frequency Index, a measure of the number of FRA-reportable injuries per 200,000 man-hours, was 0.94 in 2025 and 1.23 in 2024.

CSX 2025 Form 10-K p.4

CSX CORPORATION
PART I

The Compensation and Talent Management Committee of the Board of Directors is responsible for the oversight of the Company's workforce and human capital management processes. The Company is committed to developing a culture that promotes workforce satisfaction and expects ethical behavior. The CSX Code of Ethics serves as a guiding standard for ethical behavior and covers many types of matters, including discrimination and harassment as well as safety. Annually, all management employees are required, and union employees are highly encouraged, to complete ethics training.

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

CSXT’s primary rail competitor is Norfolk Southern Railway, which operates throughout much of the Company’s territory. During 2025, Norfolk Southern Railway entered into an agreement to merge with Union Pacific Railroad to form the nation's only transcontinental rail network, which requires the approval of the Surface Transportation Board. Other railroads also operate in parts of the Company’s territory. Depending on the specific market, competing railroads and deregulated motor carriers may exert pressure on price and service levels. For further discussion on the risk of competition to the Company, see Item 1A. Risk Factors.

CSX 2025 Form 10-K p.5

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

For additional information concerning business conducted by the Company during 2025, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
CSX 2025 Form 10-K p.6

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
Legislation passed by Congress or state or local assemblies; new regulations issued by federal, state or local agencies; executive orders issued by the President of the United States or governors; or other governmental actions could significantly affect the revenues, costs (including income taxes), and profitability of the Company's business. In addition, statutes, regulations, orders or other governmental actions that, among other things, impose price constraints, restrict access to government funding, or affect rail-to-rail competition could adversely affect the Company's profitability.

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

CSX 2025 Form 10-K p.7

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

The Company, its third-party vendors and other companies in the rail and transportation industries have been subject to, and are likely to continue to be the target of, data breaches, cyber-attacks and other similar incidents. These incidents may include, among other things, malware, ransomware, distributed denial of service attacks, social engineering, phishing, theft, malfeasance or improper access by employees or third-party vendors, software bugs, server malfunctions, software or hardware failures, human error, fraud, or other modes of attack or disruption. Attacks of these nature are increasing in frequency, levels of persistence, intensity and sophistication, including by nation-state threat actors or those associated with nation-states. Further, the Company may be at increased risk of experiencing a cyber-attack as a result of being a component of the critical U.S. infrastructure. If such an event takes place, the Company may be required to incur significant expenses in excess of existing cybersecurity insurance coverage. As cybersecurity threats continue to evolve, including the increased maturity of artificial intelligence leveraged by threat actors, the Company may be required to expend significant additional resources to continue to modify or enhance its protective measures or to investigate and remediate any information security vulnerabilities, data breaches, cyber-attacks or other similar incidents. The Company or its third-party vendors may also experience cybersecurity incidents as a result of employees, third-party vendors and other third parties with which they interact working remotely on less secure systems and environments.

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
CSX 2025 Form 10-K p.8

CSX CORPORATION
PART I

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
CSXT has experienced, and in the future could experience, rail network difficulties related to: (i) locomotive or crew shortages; (ii) labor shortages or other service disruptions in the supply chain affecting trucking, ports, handling facilities, customer facilities or other railroads; (iii) unpredictable increases in demand; (iv) extreme weather conditions; (v) regulatory changes resulting in forced access or impacting where and how fast CSXT can transport freight or maintain routes; (vi) reductions in availability of pooled equipment, including chassis; (vii) impacts from changes in network capacity or structure; (viii) increased passenger activities; or (ix) derailments and other accidents, which could impact CSXT's operational fluidity, leading to deterioration of service, asset utilization and overall efficiency.

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
CSX 2025 Form 10-K p.9

CSX CORPORATION
PART I

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

CSX 2025 Form 10-K p.10

CSX CORPORATION
PART I

Competitive, Economic and Financial

The Company faces competition from other transportation providers.
The Company experiences competition in pricing, service, reliability and other factors from various transportation providers including railroads and motor carriers that operate similar routes across its service area and, to a less significant extent, barges, ships and pipelines. Other transportation providers generally use public rights-of-way that are built and maintained by governmental entities, while CSXT and other railroads must build and maintain rail networks largely using internal resources. Any future improvements or expenditures materially increasing the quality or reducing the cost of alternative modes of transportation such as through the use of automation, autonomy or electrification, or legislation providing for less stringent size or weight restrictions on trucks, could negatively impact the Company's competitive position. Additionally, any currently proposed or other future consolidation in the rail industry could materially affect the regulatory and competitive environment in which the Company operates.

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

CSX 2025 Form 10-K p.11

CSX CORPORATION
PART I

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

CSX 2025 Form 10-K p.12

CSX CORPORATION
PART I

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

CSX 2025 Form 10-K p.13

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

The Company has processes designed to provide reasonable oversight for the identification of cybersecurity risks associated with certain third-party service providers. As appropriate, the Company requires certain third-party providers to complete a cybersecurity questionnaire, to provide Service Organization Control assessment results, when such results exist, or to agree to contractual language regarding cybersecurity and incident notification obligations in agreements with the company. CSX also has processes that help monitor risks associated with its key third-party vendors’ technology systems, including, where appropriate, performing security assessments of cyber incidents through dashboard alerting for reported events. CSX’s internal cybersecurity processes and disclosure protocols consider cybersecurity incidents involving key applications provided by third-parties.
CSX 2025 Form 10-K p.14

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

Cybersecurity Governance
The cybersecurity program and related risks at CSX are managed by the Assistant Vice President of Cloud Infrastructure Platforms and CISO. The Company's CISO has over 29 years of industry experience including administration of military command and control systems, infrastructure platforms, process governance, and security architecture. The CISO is supported by a team of dedicated cybersecurity professionals as well as various resources from a Managed Security Service Provider.

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

More significant cybersecurity incidents or threats may result in notifications to senior leadership and, if necessary, to the Audit Committee and the Board of Directors. Additionally, a cybersecurity governance briefing takes place at least semiannually with leaders from the Company's technology, operations, commercial, legal, and accounting departments to discuss cybersecurity risks, threats, and incidents, as well as updates from the SOC and an assessment of ways to mitigate and remediate any threats or incidents the Company may be facing.

The Company's Audit Committee of the Board of Directors oversees the Company's cybersecurity risk, mitigation strategies and overall resiliency of the Company’s technology infrastructure. Such risk is managed as part of the Company’s overall risk management and business continuity processes and is included in the ERM program, which is also overseen by the Audit Committee. The Audit Committee periodically reviews assessments of information security controls and procedures, any incidents that could have a potentially significant impact on the company’s network, and potential cybersecurity risk disclosures. The Company's senior leadership team briefs the Audit Committee and Board of Directors at least annually on information technology and cybersecurity matters, with more frequent updates as circumstances warrant. Such annual updates include significant findings or other information from internal or external evaluations. The Audit Committee is apprised annually on emerging risks to the Company, including education on cybersecurity-related matters as needed. CSX has a cybersecurity expert on the Board and its Audit Committee to provide expanded oversight of the Company’s cybersecurity and technology systems.
CSX 2025 Form 10-K p.15

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

CSXT’s track structure includes mainline track, which connects terminals and yards, track within terminals and switching yards, sidings used for passing trains, track connecting CSXT's track to customer locations and turnouts that divert trains from one track to another. Total track miles, which reflect the size of CSXT’s network that connects markets, customers and western railroads, are greater than CSXT’s approximately 20,000 route miles. At December 2025, the breakdown of track miles was as follows:

Track
Miles
Single Mainline Track	19,739
Other Mainline Track	5,648
Terminals and Switching Yards	9,243
Passing Sidings and Turnouts	888
Total	35,518

In addition to its physical track structure, the Company operates numerous yards and terminals for rail and intermodal service. These serve as points of connectivity between the Company and its local customers and as sorting facilities where railcars and intermodal containers are received, classed for destination and placed onto outbound trains, or arrive and are delivered to the customer. The Company’s largest yards and terminals based on 2025 volume (number of railcars or intermodal containers processed) are listed below.

Yards and Terminals	Annual Volume
Waycross, GA	917,799
Bedford Park Intermodal Terminal (Chicago)	894,084
Nashville, TN	654,619
Avon, IN (Indianapolis)	641,069
Selkirk, NY	636,614
Cincinnati, OH	621,232
Fairburn, GA Intermodal Terminal (Atlanta)	479,207
Walbridge, OH (Toledo)	350,095
Chicago 59th Street Intermodal Terminal	321,303
Cumberland, MD	318,303
CSX 2025 Form 10-K p.16

CSX CORPORATION
PART I

Network Geography
CSXT’s operations are primarily focused on four major transportation networks and corridors that are defined geographically and by commodity flows below.

Interstate 90 (I-90) Corridor – This CSXT corridor links Chicago and the Midwest to metropolitan areas in New York and New England. This route, also known as the “waterlevel route,” has minimal hills and grades and nearly all of it has two main tracks (referred to as double track). These engineering attributes permit the corridor to support high-speed service across intermodal, automotive and other merchandise commodities. This corridor is a primary route for import traffic coming from the far east through western ports moving eastward across the country, through Chicago and into the population centers in the Northeast. The I-90 Corridor is also a critical link between ports in New York, New Jersey, and Pennsylvania and consumption markets in the Midwest. This route carries goods from all three of the Company’s major rail markets – merchandise, intermodal and coal.

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
CSX 2025 Form 10-K p.17

CSX CORPORATION
PART I

CSX Rail Network

South Portland
Syracuse
Selkirk
Buffalo
Detroit
Chicago
Toledo
Cleveland
Willard
Pittsburgh
Columbus
Cumberland
Baltimore
Avon
Cincinnati
Russell
Richmond
East St Louis
Louisville
Rocky Mount
Nashville
Hamlet
Memphis
Florence
Birmingham
Atlanta
Charleston
Montgomery
Savannah
Waycross
Mobile
Jacksonville
New Orleans
Tampa
Major Terminal
CSX Rail Service
Operating Agreement

CSX 2025 Form 10-K p.18

CSX CORPORATION
PART I

Locomotives
As of December 2025, CSXT owns more than 3,400 locomotives. From time to time, the Company also short-term leases locomotives based on business needs. Freight locomotives are used primarily to pull trains while switching locomotives are used in yards. Auxiliary units are typically used to provide extra traction for heavy trains in hilly terrain. Of owned locomotives, approximately 70% were in active service as of December 31, 2025, and the remainder were in storage to be utilized as needed. Storing locomotives and equipment allows the Company to quickly adjust its active fleet based on demand and other factors while avoiding delays due to supply limitations or excessive lead times to acquire additional equipment. As of December 2025, CSXT’s fleet of owned locomotives consisted of the following types:

	Locomotives	%	Average Age (in Years)
Freight	3,167	91%	23
Switching	191	6%	48
Auxiliary Units	112	3%	32
Total Locomotives	3,470	100%	24

Equipment
The Company owns or long-term leases rail equipment, including several types of freight cars and intermodal containers. Of total owned and long-term leased equipment, approximately 86% was in active service as of December 31, 2025, and the remainder were in storage to be utilized as needed. As of December 2025, the Company’s owned and long-term leased equipment consisted of the following:

Equipment	Number of Units	%
Gondolas	18,920	43%
Multi-level Flat Cars	10,854	25%
Open-top Hoppers	6,108	14%
Covered Hoppers	5,155	12%
Box Cars	1,841	4%
Flat Cars	535	1%
Other Cars	572	1%
Subtotal Freight Cars	43,985	100%
Containers	17,630
Total Equipment	61,615

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

CSX 2025 Form 10-K p.19

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

CSX 2025 Form 10-K p.20

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
Stephen F. Angel, 70 President and Chief Executive Officer
Mr. Angel, a leader with more than 45 years of experience in the industrials sector, was appointed President and Chief Executive Officer and a member of the Board of Directors of CSX in September 2025.

Mr. Angel previously served as Chief Executive Officer of Linde from 2018 to 2022, and Chairman from 2022 to January 31, 2026. During his tenure, he oversaw the successful integration of Linde AG and Praxair, Inc., which created the world’s largest industrial gases and engineering company. Mr. Angel worked at Praxair from 2001 to 2018, serving as Chairman and CEO from 2007 to 2018. Mr. Angel began his career at General Electric, where he spent 22 years in a variety of management positions, including working directly with locomotive and rail operations.

Kevin S. Boone, 48 Executive Vice President and Chief Financial Officer	Mr. Boone has served as Executive Vice President and Chief Financial Officer since October 2025. In his current role, he oversees all of the finance activities for the Company including accounting, financial planning, investor relations, procurement, tax and treasury.

Mr. Boone has more than 20 years of experience in finance, accounting, mergers and acquisitions, and transportation performance analysis. He joined CSX in September 2017 as Vice President of Corporate Affairs and Chief Investor Relations Officer and was later named Vice President, Marketing and Strategy leading research and data analysis to advance growth strategies for CSX. Mr. Boone served as Chief Financial Officer for two years beginning in May 2019 and was appointed Executive Vice President and Chief Sales and Marketing Officer in June 2021, where he was responsible for developing and implementing the Company's commercial strategy. Before joining CSX in 2017, Mr. Boone worked as a Senior Equity Research Analyst at Janus Capital. He also served as a Vice President at Morgan Stanley in equity research and an associate at Merrill Lynch in the mergers and acquisitions group.
Michael A. Cory, 63 Executive Vice President and Chief Operating Officer	Mr. Cory was named Executive Vice President and Chief Operating Officer in September 2023. In this role, he is responsible for transportation, network operations including terminals, mechanical, engineering and labor relations.

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
CSX 2025 Form 10-K p.21

CSX CORPORATION
PART I

Name and Age	Business Experience During Past Five Years
Stephen Fortune, 56 Executive Vice President and Chief Digital and Technology Officer	Mr. Fortune was named CSX's Executive Vice President and Chief Digital and Technology Officer in April 2022. In this role, he is responsible for leading the Company's technology strategy development, supporting business growth through innovative digital solutions and overseeing all aspects of CSX's information technology systems operations, including cybersecurity.

Prior to joining CSX with nearly 20 years of information technology experience, Mr. Fortune spent 30 years at BP, most recently as Chief Information Officer of the global BP group and with earlier experience as a chemical and process engineer before moving into operations management.
Diana B. Sorfleet, 61 Executive Vice President and Chief Administrative Officer	Ms. Sorfleet was named Executive Vice President and Chief Administrative Officer in July 2018. In this role, she is responsible for human resources and total rewards. On February 3, 2026, CSX announced that Ms. Sorfleet will retire from the Company. Ms. Sorfleet remains the Executive Vice President and Chief Administrative Officer as of the date of this filing.

During her 14 years with the Company, Ms. Sorfleet also had responsibility for technology and labor relations and, prior to her current role, served as Chief Human Resources Officer. Prior to joining CSX, Ms. Sorfleet was Vice President of Diversity and Development at Exelon with 20 years of human resources experience in various positions involving recruiting, employee relations, strategic planning and leadership development.
Michael S. Burns, 50 Senior Vice President and Chief Legal Officer, Corporate Secretary
Mr. Burns was named as the Senior Vice President, Chief Legal Officer, and Corporate Secretary, effective January 2025. In this role, he is responsible for the Company's legal, regulatory, and government affairs, as well as risk management, public safety, environmental, internal audit, and community investments functions.

During his 19 years with the Company, Mr. Burns also served as Vice President, General Counsel, and Assistant Corporate Secretary as well as a variety of other legal roles. Prior to joining CSX, Mr. Burns worked in private practice with a focus on labor and employment law.

Maryclare Kenney, 48 Senior Vice President and Chief Commercial Officer	Ms. Kenney was named Senior Vice President and Chief Commercial Officer in October 2025 and is responsible for overseeing the company’s profitable growth strategies. Ms. Kenney leads the CSX commercial organization and oversees functions including sales, marketing, customer engagement, real estate, and business development activities.

Ms. Kenney joined CSX in 2011 as Director of Domestic Sales and has since held roles of increasing responsibility, including leadership roles in intermodal, automotive, TRANSFLO, TDSI, and merchandise sales and marketing. Before joining CSX, Ms. Kenney held sales leadership roles at PepsiCo and served as a U.S. Army captain.
Angela C. Williams, 51 Vice President and Chief Accounting Officer	Ms. Williams has served as Vice President and Chief Accounting Officer of CSX since March 2018. She is responsible for financial and regulatory reporting, freight billing and collections, payroll, accounts payable and various other accounting processes.

During her 22 years with the Company, she also served as Assistant Vice President - Assistant Controller and in other various accounting roles. With more than 25 years of experience, Ms. Williams held various accounting and auditing positions at KPMG LLP and Winn-Dixie Stores, Inc. prior to joining CSX. Ms. Williams is a Certified Public Accountant in the state of Florida.
CSX 2025 Form 10-K p.22

CSX CORPORATION
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
CSX’s common stock is listed on the Nasdaq Global Select Market, which is its principal trading market, and is traded over-the-counter and on exchanges nationwide. The official trading symbol is “CSX.”

Description of Common and Preferred Stock
A total of 5.4 billion shares of common stock are authorized, of which 1,859,740,714 shares were outstanding as of December 31, 2025. Each share is entitled to one vote in all matters requiring a vote of shareholders. There are no preemptive rights, which are privileges extended to select shareholders that would allow them to purchase additional shares before other members of the general public in the event of an offering. At January 31, 2026, the latest practicable date that is closest to the filing date, there were 19,430 common stock shareholders of record. The weighted average of common shares outstanding, which was used in the calculation of diluted earnings per share, was 1,873 million as of December 31, 2025 (see Note 2, Earnings Per Share). A total of 25 million shares of preferred stock is authorized, none of which is currently outstanding.

    The following table sets forth, for the quarters indicated, the dividends declared on CSX common stock.

	Quarter
	1st	2nd	3rd	4th	Year
2025	$0.13	$0.13	$0.13	$0.13	$0.52
2024	$0.12	$0.12	$0.12	$0.12	$0.48

CSX 2025 Form 10-K p.23

CSX CORPORATION
PART II
Stock Performance Graph
The cumulative shareholder returns, assuming reinvestment of dividends, on $100 invested at December 31, 2020 are illustrated on the graph below. The Company references the Standard & Poor's 500 Stock Index (“S&P 500 ®”), and the Dow Jones U.S. Transportation Average Index ("DJT"), which provide comparisons to a broad-based market index and other companies in the transportation industry. This performance graph shall not be deemed "soliciting material" or to be "filed" with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of CSX Corp. under the Securities Act of 1933, as amended, or the Exchange Act.

CSX 2025 Form 10-K p.24

CSX CORPORATION
PART II
CSX Purchases of Equity Securities

The Company continues to repurchase shares under the $5 billion share repurchase program approved in October 2023. Total repurchase authority remaining as of December 31, 2025 was $1.2 billion. For more information about share repurchases, see Note 2, Earnings Per Share. Share repurchase activity of $112 million for the fourth quarter 2025 is shown in the table below. Amounts exclude the impact of excise tax on net share repurchases imposed as part of the Inflation Reduction Act of 2022.

CSX Purchases of Equity Securities for the Quarter
Fourth Quarter	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning Balance				$1,322,060,537
October 1 - October 31, 2025	1,073,390	$35.70	1,073,390	1,283,744,205
November 1 - November 30, 2025	1,425,916	34.77	1,425,916	1,234,163,451
December 1 - December 31, 2025	655,957	36.12	655,957	1,210,467,983
Ending Balance	3,155,263	$35.37	3,155,263	$1,210,467,983

Item 6.  Reserved
CSX 2025 Form 10-K p.25

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
CSX 2025 Form 10-K p.26

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

CSX 2025 Form 10-K p.27

CSX CORPORATION
PART II
2025 HIGHLIGHTS
• Revenue of $14.1 billion decreased $448 million or 3% versus the prior year.
• Expenses of $9.6 billion increased $276 million or 3% year over year.
• Operating income of $4.5 billion decreased $724 million or 14% year over year.
• Operating margin of 32.1% decreased 400 basis points from 36.1%.
• Earnings per diluted share of $1.54 decreased $0.25 or 14% year over year.

RESULTS OF OPERATIONS
The following section generally discusses the Company's results of operations and financial condition for the year ended December 31, 2025, compared to the year ended December 31, 2024. A discussion regarding results of operations and financial condition for the year ended December 31, 2024, compared to the year ended December 31, 2023, can be found in Part II, Item 7 of CSX's Annual Report on Form 10-K for the year ended 2024, filed with the Securities and Exchange Commission on February 27, 2025.
This discussion should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this Form 10-K.

2025 vs. 2024 Results of Operations

	Years Ended
	2025	2024	$ Change	% Change
(Dollars in Millions)
Revenue	$14,092	$14,540	$(448)	(3)%
Expense
Labor and Fringe	3,262	3,165	(97)	(3)
Purchased Services and Other	3,013	2,841	(172)	(6)
Depreciation and Amortization	1,680	1,658	(22)	(1)
Fuel	1,095	1,168	73	6
Equipment and Other Rents	357	355	(2)	(1)
Goodwill Impairment	164	108	(56)	(52)
Total Expense	9,571	9,295	(276)	(3)
Operating Income	4,521	5,245	(724)	(14)
Interest Expense	(844)	(832)	(12)	(1)
Other Income - Net	92	142	(50)	(35)
Income Tax Expense	(880)	(1,085)	205	19
Net Earnings	$2,889	$3,470	$(581)	(17)%

Earnings Per Diluted Share	$1.54	$1.79	$(0.25)	(14)%
Operating Margin	32.1%	36.1%		(400)	bps

CSX 2025 Form 10-K p.28

CSX CORPORATION
PART II

Volume and Revenue (Unaudited)
Volume (Thousands of Units); Revenue (Dollars in Millions); Revenue Per Unit (Dollars)
	Volume			Revenue			Revenue Per Unit
	2025	2024	% Change	2025	2024	% Change	2025	2024	% Change

Chemicals	655	688	(5)%	$2,776	$2,850	(3)%	$4,238	$4,142	2%
Agricultural and Food Products	457	463	(1)%	1,618	1,644	(2)%	3,540	3,551	—%
Automotive	380	393	(3)%	1,182	1,226	(4)%	3,111	3,120	—%
Minerals	375	361	4%	832	772	8%	2,219	2,139	4%
Forest Products	272	292	(7)%	975	1,047	(7)%	3,585	3,586	—%
Metals and Equipment	265	265	—%	869	859	1%	3,279	3,242	1%
Fertilizers	190	186	2%	521	505	3%	2,742	2,715	1%
Total Merchandise	2,594	2,648	(2)%	8,773	8,903	(1)%	3,382	3,362	1%
Intermodal	2,995	2,893	4%	2,073	2,047	1%	692	708	(2)%
Coal	718	736	(2)%	1,900	2,247	(15)%	2,646	3,053	(13)%
Trucking	—	—	—%	816	844	(3)%	—	—	—%
Other	—	—	—%	530	499	6%	—	—	—%
Total	6,307	6,277	—%	$14,092	$14,540	(3)%	$2,234	$2,316	(4)%

CSX 2025 Form 10-K p.29

CSX CORPORATION
PART II
Revenue
Total revenue decreased by $448 million in 2025, or 3%, when compared to the previous year primarily due to declines in export coal revenue, which includes the impact of lower global benchmark rates, lower merchandise volume, and lower fuel recovery. These decreases were partially offset by pricing gains in merchandise and higher intermodal volume.

Merchandise Volume
Chemicals - Decreased primarily due to lower shipments of crude oil, plastics, petroleum products, and other industrial chemicals.

Agricultural and Food Products – Decreased due to lower shipments of food and consumer products, as well as soybeans, partially offset by higher shipments of domestic feed grain and ingredients.

Automotive - Decreased due to lower North American vehicle production.

Minerals - Increased primarily due to higher shipments of aggregates and cement.

Forest Products – Decreased due to lower shipments of building products, as well as lower shipments of pulp and paper products which includes the impact of both temporary outages and customer plant closures.

Metals and Equipment - Increased scrap shipments were offset by lower aluminum and steel shipments, which includes the impact of plant closures, as well as lower equipment shipments.

Fertilizers - Increased due to higher short-haul phosphates shipments.

Intermodal Volume
Intermodal volume increased primarily due to international shipments driven by higher port volumes and growth with key customers. Domestic shipments also increased, despite the impacts of a continued soft trucking environment, due to wins with key customers and new service offerings.

Coal Volume
Export coal decreased due to lower shipments of metallurgical and thermal coal, which includes the impacts from outages at customer facilities. Domestic coal increased due to higher shipments to utility plants, partially offset by lower shipments to steel manufacturing locations, as well as lower shipments to river and lake terminals.

Trucking Revenue
Trucking revenue decreased $28 million versus the prior year due to lower rates and fuel surcharge.

Other Revenue
Other revenue was $31 million higher primarily due to increased carload demurrage.

CSX 2025 Form 10-K p.30

CSX CORPORATION
PART II
Expense
In 2025, total expenses increased $276 million, or 3%, compared to prior year. Descriptions of each expense category as well as significant year-over-year changes are described below.
Labor and Fringe expenses include employee wages and related payroll taxes, health and welfare costs, incentive compensation, and the costs of other benefits. These expenses increased $97 million due to the following items:
•An increase of $67 million was driven by inflation.
•Employee separation costs increased $51 million.
•An increase of $14 million was due to higher incentive compensation costs, driven mostly by downward accrual adjustments in the prior year.
•A decrease of $47 million was due to the impacts of lower rail headcount and overtime.
•Net other costs increased $12 million primarily due to higher trucking headcount, including the impacts from acquiring previously independent affiliates, partially offset by other non-significant net decreases.
Purchased Services and Other expenses consist primarily of contracted services to maintain infrastructure and equipment, terminal and pier services, purchased trucking and other transportation, and professional services. This category also includes costs related to materials, travel, casualty claims, environmental remediation, train accidents, property and sales tax, utilities and other items including gains on property dispositions. Total purchased services and other expenses increased $172 million driven by the following:
•An increase of $53 million was due to the effects of network disruptions and congestion, primarily driven by work on the Howard Street tunnel and severe winter weather. These impacts include rerouting costs.
•An increase of $42 million was due to higher casualty costs related to trucking and higher derailment costs.
•Prior year results included $35 million for a favorable legal settlement and an insurance recovery.
•An increase of $25 million was due to higher net unfavorable inventory adjustments and technology impairments compared to the prior year.
•An increase of $21 million was due to advisory expenses and technology contract restructuring costs.
•All other costs decreased $4 million as efficiency savings and trucking savings from affiliate conversions were largely offset by the impact of inflation, higher property taxes, and other net increases.
Depreciation expense primarily relates to recognizing the costs of capital assets, such as track structure, locomotives and railcars, over their respective useful lives, which are reviewed periodically as part of depreciation studies. This expense is impacted primarily by the capital expenditures made each year. Depreciation expense increased $22 million primarily due to increases to the asset base, partially offset by asset retirements and impairments.
Fuel expense includes locomotive diesel fuel as well as non-locomotive fuel. This expense is largely driven by the market price and locomotive consumption of diesel fuel. Fuel expense decreased $73 million primarily due to a 7% decrease in locomotive fuel prices.
Equipment and Other Rents expense includes rent paid for freight cars owned by other railroads or private companies, net of rents received by CSXT for use of its equipment. This category of expenses also includes expenses for short-term and long-term leases of locomotives, railcars, containers, tractors and trailers, offices and other rentals. These expenses increased $2 million as increased net car hire costs were largely offset by increased ancillary income.
Goodwill Impairment expense for Quality Carriers was $164 million in 2025 compared to $108 million in 2024.
CSX 2025 Form 10-K p.31

CSX CORPORATION
PART II
Interest Expense
Interest Expense includes interest on long-term debt and related fair value hedges, equipment obligations and finance leases. Interest expense increased $12 million primarily due to higher average debt balances.

Other Income - Net
Other Income - Net includes investment gains, losses, interest income, components of net periodic pension and post-retirement benefit cost and other non-operating activities. Other income decreased $50 million primarily due to lower interest income and lower net pension benefit credits.

Income Tax Expense
Income Tax Expense decreased $205 million primarily due to lower earnings before income taxes.

Net Earnings and Earnings per Diluted Share
Net Earnings decreased $581 million to $2.9 billion, and earnings per diluted share decreased $0.25 to $1.54, due to the factors mentioned above. Average shares outstanding was lower as a result of share repurchase activity during the year and had a favorable impact on earnings per diluted share.

CSX 2025 Form 10-K p.32

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

Adjusted Operating Results
Management believes that adjusted operating income, adjusted operating margin, adjusted net earnings, and adjusted net earnings per share, assuming dilution are important in evaluating the Company's performance and for planning and forecasting future business operations and future profitability. These non-GAAP measures provide meaningful supplemental information regarding operating results because they exclude non-cash impairment of Quality Carriers' goodwill, which was fully impaired as of September 30, 2025. This is a significant item that is not considered indicative of future financial trends. The goodwill impairment was tax effected using rates reflective of the applicable tax amounts related to the impairment charge. These adjusted results should be considered in addition to, rather than as a substitute for, the Company's GAAP operating results.
The following tables reconcile the Company's GAAP operating results for the years ended December 31, 2025, and December 31, 2024, to adjusted operating results (non-GAAP measures).

	Year Ended Dec. 31, 2025
(Dollars in millions, except per share amounts)	Operating Income	Operating Margin	Net Earnings	Net Earnings Per Share, Assuming Dilution
GAAP Operating Results	$4,521	32.1%	$2,889	$1.54
Goodwill Impairment	164	1.1	124	0.07
Adjusted Operating Results (non-GAAP)	$4,685	33.2%	$3,013	$1.61

	Year Ended Dec. 31, 2024
(Dollars in millions, except per share amounts)	Operating Income	Operating Margin	Net Earnings	Net Earnings Per Share, Assuming Dilution
GAAP Operating Results	$5,245	36.1%	$3,470	$1.79
Goodwill Impairment	108	0.7	82	0.04
Adjusted Operating Results (non-GAAP)	$5,353	36.8%	$3,552	$1.83
CSX 2025 Form 10-K p.33

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

CSX 2025 Form 10-K p.34

CSX CORPORATION
PART II
The following table reconciles operating income (the most directly comparable GAAP measure) to Economic Profit (non-GAAP measure).

	Years Ended
(Dollars in Millions)	2025	2024
Operating Income	$4,521	$5,245
Add: Depreciation, Amortization, and Operating Lease Expense	1,792	1,775
Remove: Unusual Items (a)	164	108
Taxes (b)	(972)	(1,069)
Gross Cash Earnings or "GCE"	5,505	6,059

Operating Assets
Current Assets (Less Cash and Short-term Investments)	1,888	1,909
Gross Properties	53,421	51,344
Other Assets	4,313	4,263
Operating Liabilities
Non-Interest Bearing Liabilities (c)	(11,071)	(11,035)
Gross Operating Assets or "GOA" (d)	48,551	46,481
Capital Charge (e)	(3,884)	(3,718)
Economic Profit (Non-GAAP) calculated as GCE less Capital Charge	$1,621	$2,341
(a) Unusual items are defined by management as unique events with greater than $100 million full year operating income impact, consistent with the terms of the Company's long-term incentive plan agreements. Impairments of the goodwill of Quality Carriers were unusual items for 2025 and 2024.
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

CSX 2025 Form 10-K p.35

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

FCF before dividends decreased $995 million year-over-year to $1.8 billion primarily due to lower net earnings and the payment of $429 million of previously-postponed federal and state taxes related to the 2024 tax year. Other year-over-year decreases resulting from higher property additions, including approximately $470 million related to rebuilding the Blue Ridge subdivision, as well as a $96 million prepayment for locomotive maintenance services were partially offset by the impact of bonus depreciation and other changes in working capital. Related to tax payments, no 2025 taxes were postponed, but 2024 results included the payment of $387 million of previously-postponed taxes related to the 2023 tax year, offset by postponement of $429 million of taxes related to the 2024 tax year.

The following table reconciles cash provided by operating activities (GAAP measure) to FCF before dividends (non-GAAP measure).

	Years Ended
	2025	2024
(Dollars in Millions)
Net Cash Provided by Operating Activities	$4,613	$5,247
Property Additions	(2,902)	(2,529)
Proceeds and Advances from Property Dispositions	78	66
Free Cash Flow or "FCF", before payment of dividends (Non-GAAP)	$1,789	$2,784

CSX 2025 Form 10-K p.36

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

	Fiscal Years
	2025	2024	Improvement/ (Deterioration)
Operations Performance
Train Velocity (Miles per hour)	18.4	18.3	1%
Dwell (Hours)	10.3	10.3	—%
Cars Online	125,379	127,291	2%
On-Time Originations	72%	73%	(1)%
On-Time Arrivals	61%	65%	(6)%
Carload Trip Plan Performance	78%	79%	(1)%
Intermodal Trip Plan Performance	91%	91%	—%
Fuel Efficiency	0.97	0.98	1%

Revenue Ton-Miles (Billions)
Merchandise	130.1	129.8	—%
Coal	36.6	35.7	3%
Intermodal	29.8	28.8	3%
Total Revenue Ton-Miles	196.5	194.3	1%

Total Gross Ton-Miles (Billions)	386.9	384.4	1%

Safety (a)
FRA Personal Injury Frequency Index	0.94	1.23	24%
FRA Train Accident Rate	3.08	3.56	13%

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

CSX 2025 Form 10-K p.37

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

The Company remains focused on safety, service, and controlling costs. Compared to 2024, velocity improved by 1% and dwell was flat. Carload trip plan performance decreased 1% and intermodal trip plan performance was flat relative to 2024. The Company continues to focus on operational improvements and executing the operating plan to deliver safe, reliable and efficient service to customers.

The personal injury frequency index of 0.94 in 2025 improved 24% compared to prior year and the FRA train accident rate of 3.08 improved 13%. Safety is a top priority at CSX, and the Company is committed to reducing risk and enhancing the overall safety of its employees, customers, and communities in which it operates.

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

Significant Cash Flows
The following charts highlight the operating, investing and financing components of the change in cash and cash equivalents for operating, investing and financing activities for full years 2025 and 2024.

CSX 2025 Form 10-K p.38

CSX CORPORATION
PART II
In 2025, the Company generated $634 million less cash from operating activities compared to prior year, primarily driven by lower cash-generating net earnings, the payment of $429 million of previously postponed taxes with no postponements available in 2025, and a $96 million prepayment for locomotive maintenance services. These decreases were partially offset by the impact of bonus depreciation and other changes in working capital. In 2024, the payment of $387 million of previously-postponed taxes related to the 2023 tax year was more than offset by postponement of $429 million of taxes related to the 2024 tax year. CSX used $246 million more cash for investing activities in 2025 compared to 2024, primarily due to higher property additions consistent with planned capital expenditures, including approximately $470 million related to rebuilding the Blue Ridge subdivision as a result of impacts from Hurricane Helene. The $1.0 billion decrease in net spending on financing activities compared to the prior year was driven by fewer share repurchases and higher proceeds from the issuance of long-term debt.

Sources of Cash and Liquidity
The Company has multiple sources of liquidity, including cash generated from operations and financing sources. The Company filed a shelf registration statement with the SEC on February 27, 2025, which may be used to issue debt or equity securities at CSX’s discretion, subject to market conditions and CSX Board authorization. While CSX seeks to give itself flexibility with respect to cash requirements, there can be no assurance that market conditions would permit CSX to sell such securities on acceptable terms at any given time, or at all. In 2025, CSX issued $900 million of long-term debt. See Note 10, Debt and Credit Agreements for more information.

CSX has access to a $1.2 billion five-year unsecured revolving credit facility backed by a diverse syndicate of banks that expires in February 2028. As of December 31, 2025, the Company had no outstanding balances under this facility. The Company also has a commercial paper program, backed by the revolving credit facility, under which the Company may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $1.0 billion outstanding at any one time. As of December 31, 2025, the Company had no outstanding debt under the commercial paper program.

Uses of Cash
CSX uses current cash balances for general corporate purposes, which may include capital expenditures, working capital requirements, reduction or refinancing of outstanding indebtedness, redemptions and repurchases of CSX common stock, dividends to shareholders, acquisitions and other business opportunities, and contributions to the Company's qualified pension plan.

In 2025, CSX continued to invest in its business to create long-term value for shareholders. The Company is committed to maintaining and improving its existing infrastructure and to positioning itself for long-term, profitable growth through optimizing network and terminal capacity. Funds used for property additions are further described below.

	Years Ended
Capital Expenditures (Dollars in Millions)	2025	2024
Track	$987	$1,039
Bridges, Signals, PTC and Other	1,252	802
Total Infrastructure	2,239	1,841
Strategic Projects and Commercial Facilities	332	364
Locomotives	208	250
Freight Cars	123	74
Cash Invested for Capital Expenditures	$2,902	$2,529

CSX 2025 Form 10-K p.39

CSX CORPORATION
PART II
Capital expenditures above include approximately $470 million and $50 million in 2025 and 2024, respectively, related to rebuilding the Blue Ridge subdivision as a result of impacts from Hurricane Helene. Planned capital investments for 2026 are expected to be less than $2.4 billion. Spending to sustain core infrastructure with a focus on safety and reliability will be a top priority. In addition, management is committed to investments that promote profitable growth, including projects supporting service enhancements and productivity initiatives, including investments in locomotives and freight cars. CSX intends to fund capital investments primarily through cash generated from operations.

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

CSX is committed to returning cash to shareholders. Capital structure, capital investments and cash distributions, including dividends and share repurchases, are reviewed at least annually by the Board of Directors. On February 12, 2025, the Company's Board of Directors authorized an 8% increase in the quarterly cash dividend to $0.13 per common share effective March 2025. The 2025 dividend increase was the 21st consecutive increase in CSX's annual dividend. Management's assessment of market conditions and other factors guides the timing and volume of repurchases. Future share repurchases are expected to be funded by cash on hand, cash generated from operations and debt issuances.

Material Changes in the Consolidated Balance Sheets and Working Capital
CSX's balance sheet reflects its strong capital base and the impact of CSX's balanced approach in deploying capital for the benefit of its shareholders, which includes investments in infrastructure, dividend payments and share repurchases. Further, CSX is well positioned from a liquidity standpoint. The Company ended the year with $675 million of cash, cash equivalents and short-term investments.

Total assets as well as total liabilities and shareholders' equity increased $918 million from prior year end. The increase in total assets was primarily due to a $1.2 billion increase in net properties consistent with planned capital expenditures, including additions related to rebuilding the Blue Ridge subdivision. Additionally, investments in affiliates and other companies increased $114 million driven by affiliate earnings and other current assets increased due to a $96 million prepayment of locomotive maintenance expenses. These increases were partially offset by a $263 million decrease in cash and cash equivalents as noted above and a $164 million impairment of Quality Carriers' goodwill.

Total liabilities increased $265 million from prior year end primarily due to the issuance of $900 million in long-term debt and a $189 million increase in deferred income taxes primarily driven by bonus tax depreciation enacted into law on July 4, 2025. These increases were partially offset by debt repayments of $613 million and a decrease in income and other taxes payable primarily resulting from payments of $429 million for previously postponed federal and state income taxes. Total shareholders' equity increased $653 million from prior year end primarily driven by net earnings of $2.9 billion, partially offset by share repurchases of $1.4 billion and dividends paid of $972 million.
CSX 2025 Form 10-K p.40

CSX CORPORATION
PART II
Working capital is considered a measure of a company’s ability to meet its short-term needs. CSX had a working capital deficit of $583 million at December 2025 and $456 million at December 2024. This deficit increase of $127 million since prior year end is primarily due to cash paid for property additions of $2.9 billion, share repurchases of $1.4 billion, dividend payments of $972 million, and debt repayments of $613 million. These decreases were partially offset by cash-generating net earnings of $4.9 billion and debt issued of $900 million.

The Company’s working capital balance varies due to factors such as the timing of scheduled debt and tax payments and other changes in cash and cash equivalent balances. A working capital deficit is not unusual for CSX or other companies in the industry and does not indicate a lack of liquidity. The Company continues to maintain adequate current assets to satisfy current liabilities and maturing obligations when they come due. Furthermore, CSX has sufficient financial capacity, including its revolving credit facility, commercial paper program and its ability to file and use shelf registration statements to manage its day-to-day cash requirements and any anticipated obligations. The Company accesses the credit markets from time to time for additional liquidity.

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

CSX's credit ratings remained stable during 2025 with no changes in the Company's S&P, Moody's, or Fitch ratings from prior year. The Company's credit ratings as of December 31, 2025 are summarized below:

Rating Agency	Long-Term Ratings	Outlook
Fitch	A-	Stable
Moody's	A3	Stable
S&P	BBB+	Stable

The cost and availability of unsecured financing are materially affected by CSX's long-term credit ratings. Ratings of BBB- by S&P and Fitch and Baa3 by Moody’s, or better, reflect ratings on debt obligations that fall within a band of credit quality considered to be investment-grade. If CSX's credit ratings were to decline to below investment-grade levels, the Company could experience significant increases in its interest cost for new debt. In addition, a decline in CSX’s credit ratings to below investment-grade levels could adversely affect the market’s demand, and thus the Company’s ability to readily issue new debt. The Company is committed to maintaining an investment-grade credit profile.

CSX 2025 Form 10-K p.41

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

•As of December 31, 2025, the Company had outstanding fixed-rate notes with varying maturities. See Note 10, Debt and Credit Agreements, for additional information related to future debt payments. Future interest payments associated with outstanding debt total $13.9 billion, with $831 million payable in 2026.
•Purchase commitments consist of CSX’s long-term locomotive maintenance, rebuild and purchase program and other commitments to purchase technology, communications, railcar maintenance and other services. See Note 8, Commitments and Contingencies, for additional information about future payments related to purchase commitments.
•Capital expenditures include investments related to public-private partnerships. These partnership investments are typically for projects that are partially or wholly reimbursed to CSX through government awards or other funding sources. Project contribution commitments that are not reimbursable total $18 million as of December 31, 2025.
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

Other Commitments and Off-Balance Sheet Arrangements
Other commitments total $211 million and primarily consist of surety bonds, guarantees, and letters of credit, none of which are individually significant. These off-balance sheet arrangements are not reasonably likely to have a material effect on the Company's financial condition, results of operations or liquidity.

LABOR AGREEMENTS
Approximately 16,900 of the Company's approximately 23,000 employees are members of a rail labor union and covered by national agreements with the Class I railroads or CSX-specific agreements. As of the date of this filing, new agreements with an effective date of January 1, 2025, have been fully ratified by most unions, representing nearly 75% of the Company's unionized workforce. The remaining unionized employees are covered under previous agreements while negotiations take place since collective agreements under the Railway Labor Act do not expire, but continue until amended or replaced.
CSX 2025 Form 10-K p.42

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
•pension plan accounting; and
•depreciation policies for assets under the group-life method

Personal Injury and Environmental Reserves
Personal Injury
Personal Injury reserves of $154 million and $142 million for 2025 and 2024, respectively, represent liabilities for employee work-related and third-party injuries. CSXT retains an independent actuary to assist management in assessing the value of personal injury claims. The methodology used by the actuary includes a development factor to reflect growth or reduction in the value of these personal injury claims. It is based largely on CSXT's historical claims and settlement experience. Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. For additional details, including a description of our related accounting policies, see Note 5, Casualty, Environmental and Other Reserves, in the consolidated financial statements.

Environmental
Environmental reserves were $156 million and $151 million for 2025 and 2024, respectively. The Company is a party to various proceedings related to environmental issues, including administrative and judicial proceedings involving private parties and regulatory agencies. The Company has been identified as a potentially responsible party at approximately 220 environmentally impaired sites. The Company reviews its potential liability with respect to each site identified, giving consideration to a number of factors such as:
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

CSX 2025 Form 10-K p.43

CSX CORPORATION
PART II
Critical Accounting Estimates, continued

Pension Plan Accounting
The Company sponsors defined benefit pension plans principally for salaried, management personnel. For employees hired prior to 2003, the plans provide eligible employees with retirement benefits based predominantly on years of service and compensation rates near retirement. For employees hired between 2003 and 2019, benefits are determined based on a cash balance formula, which provides benefits by utilizing interest and pay credits based upon age, service and compensation. Beginning in 2020, the CSX Pension Plan was closed to new participants. As of December 2025, the projected benefit obligation for the Company’s pension plans was $2.2 billion. For information related to the funded status of the Company's pension plans, see Note 9, Employee Benefit Plans.

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

The weighted average discount rate used by the Company to value its pension obligations was 5.25% and 5.50% as of December 2025, and December 2024, respectively. As of December 2025, the estimated duration of pension benefits is approximately 9 years.

Each year, the discount rate is reevaluated and adjusted using the current market interest rates for high quality corporate bonds to reflect the best estimate of the current effective settlement rates. In general, if interest rates decline or rise, the assumed discount rate will change.
CSX 2025 Form 10-K p.44

CSX CORPORATION
PART II
Critical Accounting Estimates, continued

Long-term Rate of Return on Plan Assets
The expected long-term average rate of return on plan assets reflects the average rate of earnings expected on the funds invested, or to be invested, to provide for benefits included in the projected benefit obligation. In estimating that rate, the Company gives appropriate consideration to the historical returns earned by the plan assets in the funds, forward-looking economic assumptions, fees and other costs to be paid out of plan assets, and the current and projected asset mix of the funds. Management, with the assistance of an outsourced investment manager, balances market expectations obtained from various investment managers with both market and actual plan historical returns to develop a reasonable estimate of the expected long-term rate of return on assets. As this assumption is long term, the annual review may result in less frequent adjustment than other assumptions used in pension accounting. The long-term rate of return on plan assets used by the Company to value its benefit cost for the subsequent plan year was 6.25% and 6.75% in 2025 and 2024, respectively.

Other Assumptions
The calculations made by the actuaries also include assumptions relating to mortality rates, turnover, retirement age and salary inflation rates. These assumptions are based upon historical data, recent plan experience and industry trends and are determined by management.

2026 Estimated Pension Expense
Net periodic pension benefit expense for 2026 is expected to be a credit of $5 million. Net periodic pension benefit expense for 2026 is expected to include service cost expense of $21 million. Service cost expense is included in labor and fringe on the consolidated income statement and all other components of net pension expense are included in other income - net. Net periodic pension expense in 2025 was a credit of $8 million. The decrease in the expected credit is primarily due to a decrease in the expected return on plan assets.

The following sensitivity analysis illustrates the effects of a 1% change in certain assumptions on the 2026 estimated pension expense:

(Dollars in Millions)	Pension Expense
Discount Rate	$11
Long-term Rate of Return	$24

CSX 2025 Form 10-K p.45

CSX CORPORATION
PART II
Critical Accounting Estimates, continued

Depreciation Policies for Assets Utilizing the Group-Life Method
The depreciable assets of the Company are depreciated using either the group-life or straight-line method of accounting, which are both acceptable depreciation methods in accordance with GAAP. The Company depreciates its railroad assets, including main-line track, locomotives and freight cars, using the group-life method of accounting. Assets depreciated under the group-life method comprise 86% of total fixed assets of $53.8 billion on a gross basis at December 31, 2025. The remaining depreciable assets of the Company, including non-railroad assets and assets under finance leases, are depreciated using the straight-line method on a per asset basis. Land is not depreciated.

Management performs a review of depreciation expense, including the impacts of service lives and salvage values, on a regular basis. This review includes consideration of the most recent periodic depreciation studies, which are performed for assets depreciated using the group-life method. As part of the depreciation study, an assessment of the recorded amount of accumulated depreciation is made to determine if it is deficient (or in excess) of the appropriate amount indicated by the study. Any such deficiency (or excess), including any deferred gains or losses, is amortized as a component of depreciation expense over the remaining service life of the asset group until the next required depreciation study. There are several factors taken into account during the depreciation study and they include:
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

The STB requires depreciation studies be performed every three years for equipment assets (e.g., locomotives and freight cars) and every six years for road and track assets (e.g., bridges, signals, rail, ties, and ballast). The Company reviews and evaluates asset service lives and salvage values for appropriateness at least annually, which includes consideration of the most recent depreciation studies or data reviews conducted by a third-party specialist. The most recent depreciation studies for equipment assets and road and track assets were performed in 2025 and 2020, respectively. Changes in the estimated service lives of assets and their related depreciation rates are implemented prospectively.

A 1% change in the average estimated useful life of all group-life assets would result in an approximate $15 million change to the Company’s annual depreciation expense. There were no significant changes to the Company's asset lives as a result of the most recently completed studies prior to 2025. The Company does not expect any significant changes to asset lives as a result of the 2025 study, but does expect a favorable change to depreciation expense of approximately $40 million per year primarily as a result of increases in the remaining service lives of certain equipment assets. For additional details, including a more detailed description of our related accounting policies, see Note 6, Properties, in the consolidated financial statements.

New Accounting Pronouncements and Changes in Accounting Policy
    See Note 1, Nature of Operations and Significant Accounting Policies, under the caption “New Accounting Pronouncements.”
CSX 2025 Form 10-K p.46

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

CSX 2025 Form 10-K p.47

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

CSX 2025 Form 10-K p.48

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

Changes in interest rates could impact the fair value of the Company's fixed-to-floating interest rate swaps. In 2025, CSX entered into two fixed-to-floating interest rate swaps classified as fair value hedges. The swaps are designed to hedge 10 years of interest rate risk associated with market fluctuations attributable to Secured Overnight Financing Rate ("SOFR") on a cumulative $250 million of fixed rate outstanding notes which are due in 2055. As of December 31, 2025, the fair value of these swaps was a $9 million asset. In 2023, CSX entered into two separate fixed-to-floating interest rate swaps classified as fair value hedges. The swaps are designed to hedge 10 years of interest rate risk associated with market fluctuations attributable to the SOFR on a cumulative $250 million of fixed rate outstanding notes which are due in 2033. As of December 31, 2025, the cumulative fair value of these swaps was a $14 million asset. In 2022, CSX entered into five separate fixed-to-floating interest rate swaps classified as fair value hedges. The swaps are designed to hedge 10 years of interest rate risk associated with market fluctuations attributable to SOFR on a cumulative $800 million of fixed rate outstanding notes, which are due between 2036 and 2040. As of December 31, 2025, the cumulative fair value of these swaps was a $87 million liability. As of December 31, 2025, the potential change in fair value of fixed-to-floating interest rate swaps resulting from a hypothetical 10% change in interest rates would not be material.

Changes in interest rates no longer impact the fair value of the Company's forward starting interest rate swaps because they were fully settled in 2024.

As of December 31, 2025, CSX had no floating rate notes outstanding. However, changes in interest rates could impact the fair value (but not the carrying value) of the Company's fixed rate long-term debt. The potential decrease in fair value of the Company's fixed rate long-term debt resulting from a hypothetical 10% increase in U.S. Treasury rates, or approximately 43 basis points, is estimated to be $757 million as of December 31, 2025, and $756 million as of December 31, 2024. The underlying fair values of the Company's long-term debt were estimated based on quoted market prices or on the current rates offered for debt with similar terms and maturities.

CSX 2025 Form 10-K p.49

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)	51

CSX Corporation

Consolidated Financial Statements and Notes to Consolidated Financial Statements
Herewith:

Consolidated Income Statements for the Years Ended:	53
December 31, 2025
December 31, 2024
December 31, 2023

Consolidated Comprehensive Income Statements for the Years Ended:	54
December 31, 2025
December 31, 2024
December 31, 2023

Consolidated Balance Sheets as of:	55
December 31, 2025
December 31, 2024

Consolidated Cash Flow Statements for Years Ended:	56
December 31, 2025
December 31, 2024
December 31, 2023

Consolidated Statements of Changes in Shareholders' Equity:	57
December 31, 2025
December 31, 2024
December 31, 2023

Notes to Consolidated Financial Statements	58
CSX 2025 Form 10-K p.50

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of CSX Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CSX Corporation (the Company) as of December 31, 2025 and 2024, the related consolidated income statements, comprehensive income statements, statements of changes in shareholders’ equity and cash flow statements for each of the three years in the period ended December 31, 2025 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 12, 2026 expressed an unqualified opinion thereon.

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

CSX 2025 Form 10-K p.51

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Depreciation Policies for Assets Utilizing the Group-Life Method
Description of the Matter
As of December 31, 2025, assets depreciated under the group-life method comprised 86% of total gross fixed assets of $53.8 billion. As discussed in Note 6 of the consolidated financial statements, the group-life method aggregates assets with similar lives and characteristics into groups and depreciates each of these groups as a whole. When using the group-life method, an underlying assumption is that each group of assets, as a whole, is used and depreciated to the end of the group’s recoverable life. The Company utilizes different depreciable asset categories to account for depreciation expense for the railroad assets that are depreciated under the group-life method.

Under the group-life method, depreciation studies are conducted by a third-party specialist and analyzed by the Company’s management to review asset service lives and salvage values related to group-life assets. Depreciation studies are performed every three years for equipment assets and every six years for road and track assets. At least annually, management reviews and evaluates asset service lives and salvage values for appropriateness, which includes consideration of the most recent depreciation studies or data reviews conducted by a third-party specialist. For road and track assets and equipment assets, the most recent depreciation studies were performed in 2020 and 2025, respectively.

Auditing depreciation expense for assets subject to the group-life method was complex due to the nature of the methods used to determine the asset service lives and salvage values of the Company’s assets. These methods have an impact on depreciation expense.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process to review asset service lives and salvage values related to group-life assets. For example, we tested controls over management’s review of asset activity that could impact the estimated useful lives.

To test the asset service lives and salvage values of the Company’s group-life assets, we performed audit procedures that included, among others: evaluating management’s documentation to support its evaluation of asset service lives and salvage values to assess if there have been any indicators there has been a material change; evaluating the information provided by the Company’s third-party specialist and reviewed by management; and assessing the completeness and accuracy of the data provided by management to the third-party specialist.

Additionally, we compared the assumptions used by management to those used throughout the industry and within other depreciation studies. We assessed the historical accuracy of management’s estimates via retrospective review and independently recalculated the current year depreciation rates.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1981.

Jacksonville, Florida
February 12, 2026
CSX 2025 Form 10-K p.52

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
CONSOLIDATED INCOME STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

	Years Ended
	2025	2024	2023
Revenue	$14,092	$14,540	$14,657
Expense
Labor and Fringe	3,262	3,165	3,052
Purchased Services and Other	3,013	2,841	2,768
Depreciation and Amortization	1,680	1,658	1,607
Fuel	1,095	1,168	1,377
Equipment and Other Rents	357	355	354
Goodwill Impairment (Note 18)	164	108	—
Total Expense	9,571	9,295	9,158

Operating Income	4,521	5,245	5,499

Interest Expense	(844)	(832)	(809)
Other Income - Net (Note 14)	92	142	139
Earnings Before Income Taxes	3,769	4,555	4,829

Income Tax Expense (Note 12)	(880)	(1,085)	(1,161)
Net Earnings	$2,889	$3,470	$3,668

Per Common Share (Note 2)
Net Earnings Per Share
Basic	$1.54	$1.79	$1.83
Assuming Dilution	$1.54	$1.79	$1.82

Average Common Shares Outstanding (Millions)
Basic	1,870	1,939	2,008
Assuming Dilution	1,873	1,943	2,013

Certain prior year data has been reclassified to conform to the current presentation.
See accompanying Notes to Consolidated Financial Statements.
CSX 2025 Form 10-K p.53

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
(Dollars in Millions)

	Years Ended
	2025	2024	2023
Net Earnings	$2,889	$3,470	$3,668
Other Comprehensive Income (Loss) - Net of Tax:
Pension and Other Post-Employment Benefits	12	41	129
Interest Rate Derivatives	(1)	3	—
Other	8	3	2
Total Other Comprehensive Income (Note 16)	19	47	131
Comprehensive Earnings	$2,908	$3,517	$3,799

See accompanying Notes to Consolidated Financial Statements.

CSX 2025 Form 10-K p.54

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	December	December
	2025	2024
ASSETS
Current Assets:
Cash and Cash Equivalents	$670	$933
Short-term Investments	5	72
Accounts Receivable - Net (Note 11)	1,298	1,326
Materials and Supplies	390	414
Other Current Assets	187	75
Total Current Assets	2,550	2,820

Properties	53,816	52,191
Accumulated Depreciation	(17,005)	(16,533)
Properties - Net (Note 6)	36,811	35,658

Investment in Affiliates and Other Companies (Note 15)	2,634	2,520
Right of Use Lease Asset (Note 7)	464	487
Goodwill and Other Intangible Assets - Net (Note 18)	267	433
Other Long-term Assets	956	846
Total Assets	$43,682	$42,764
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$1,149	$1,118
Labor and Fringe Benefits Payable	532	480
Casualty, Environmental and Other Reserves (Note 5)	184	149
Current Maturities of Long-term Debt (Note 10)	708	606
Income and Other Taxes Payable	118	508
Interest Payable	170	172
Other Current Liabilities	272	243
Total Current Liabilities	3,133	3,276

Casualty, Environmental and Other Reserves (Note 5)	295	313
Long-term Debt (Note 10)	18,165	17,897
Deferred Income Taxes - Net (Note 12)	7,914	7,725
Long-term Lease Liability (Note 7)	479	486
Other Long-term Liabilities	536	560
Total Liabilities	30,522	30,257

Shareholders' Equity:
Common Stock, $1 Par Value (Note 3)	1,860	1,900
Other Capital	948	846
Retained Earnings	10,560	9,988
Accumulated Other Comprehensive Loss (Note 16)	(213)	(232)
Non-controlling Minority Interest	5	5
Total Shareholders' Equity	13,160	12,507
Total Liabilities and Shareholders' Equity	$43,682	$42,764
Certain prior year data has been reclassified to conform to the current presentation.
See accompanying Notes to Consolidated Financial Statements.
CSX 2025 Form 10-K p.55

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
CONSOLIDATED CASH FLOW STATEMENTS
(Dollars in Millions)

	Years Ended
	2025	2024	2023
OPERATING ACTIVITIES
Net Earnings	$2,889	$3,470	$3,668
Adjustments to Reconcile Net Earnings to Net Cash
Provided by Operating Activities:
Depreciation and Amortization	1,680	1,658	1,607
Goodwill Impairment (Note 18)	164	108	—
Deferred Income Taxes	194	12	126
Other Operating Activities	(70)	(75)	(41)
Changes in Operating Assets and Liabilities:
Accounts Receivable	88	82	(51)
Other Current Assets	(87)	45	(112)
Accounts Payable	40	3	74
Income and Other Taxes Payable	(399)	(19)	430
Other Current Liabilities	114	(37)	(187)
Net Cash Provided by Operating Activities	4,613	5,247	5,514
INVESTING ACTIVITIES
Property Additions	(2,902)	(2,529)	(2,257)
Purchases of Short-term Investments	—	(66)	(104)
Proceeds from Sales of Short-term Investments	80	91	153
Proceeds and Advances from Property Dispositions	78	66	88
Business Acquisition, Net of Cash Acquired	(16)	(70)	(31)
Other Investing Activities	(91)	(97)	(76)
Net Cash Used in Investing Activities	(2,851)	(2,605)	(2,227)
FINANCING ACTIVITIES
Shares Repurchased	(1,396)	(2,237)	(3,482)
Dividends Paid	(972)	(930)	(882)
Long-term Debt Repaid	(613)	(558)	(153)
Long-term Debt Issued (Note 10)	900	550	600
Other Financing Activities	56	113	50
Net Cash Used in Financing Activities	(2,025)	(3,062)	(3,867)
Net Decrease in Cash and Cash Equivalents	(263)	(420)	(580)
CASH AND CASH EQUIVALENTS
Cash and Cash Equivalents at Beginning of Period	933	1,353	1,933
Cash and Cash Equivalents at End of Period	$670	$933	$1,353

SUPPLEMENTAL CASH FLOW INFORMATION
Interest Paid - Net of Amounts Capitalized	$870	$850	$806
Income Taxes Paid (Note 12)	$1,102	$1,076	$630
Capital Expenditures Accrued but Not Yet Paid	$231	$247	$186

Certain prior year data has been reclassified to conform to the current presentation.
See accompanying Notes to Consolidated Financial Statements.
CSX 2025 Form 10-K p.56

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Dollars in Millions)

	Common Shares Outstanding (Thousands)	Common Stock and Other Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income(a)	Non- controlling Minority Interest	Total Shareholders' Equity
December 31, 2022	2,066,367	$2,640	$10,229	$(410)	$10	$12,469
Comprehensive Earnings:
Net Earnings	—	—	3,668	—	—	3,668
Other Comprehensive Income (Note 16)	—	—	—	131	—	131
Total Comprehensive Earnings						3,799
Common Stock Dividends,$0.44 per share	—	—	(882)	—	—	(882)
Share Repurchases	(112,484)	(112)	(3,370)	—	—	(3,482)
Excise Tax on Net Share Repurchases	—	—	(33)	—	—	(33)
Other	4,874	122	(3)	—	(5)	114
December 31, 2023	1,958,757	2,650	9,609	(279)	5	11,985
Comprehensive Earnings:
Net Earnings	—	—	3,470	—	—	3,470
Other Comprehensive Income (Note 16)	—	—	—	47	—	47
Total Comprehensive Earnings						3,517
Common Stock Dividends, $0.48 per share	—	—	(930)	—	—	(930)
Share Repurchases	(64,556)	(65)	(2,139)	—	—	(2,204)
Excise Tax on Net Share Repurchases	—	—	(20)	—	—	(20)
Other	5,989	161	(2)	—	—	159
December 31, 2024	1,900,190	2,746	9,988	(232)	5	12,507
Comprehensive Earnings:
Net Earnings	—	—	2,889	—	—	2,889
Other Comprehensive Income (Note 16)	—	—	—	19	—	19
Total Comprehensive Earnings						2,908
Common Stock Dividends, $0.52 per share	—	—	(972)	—	—	(972)
Share Repurchases	(44,459)	(44)	(1,332)	—	—	(1,376)
Excise Tax on Net Share Repurchases	—	—	(12)	—	—	(12)
Other	3,928	106	(1)	—	—	105
December 31, 2025	1,859,659	$2,808	$10,560	$(213)	$5	$13,160
(a) Accumulated Other Comprehensive Loss year-end balances shown above are net of tax. The associated tax benefits were $58 million, $61 million, and $74 million for 2025, 2024 and 2023, respectively. For additional information see Note 16, Other Comprehensive Income (Loss).

See accompanying Notes to Consolidated Financial Statements.

CSX 2025 Form 10-K p.57

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

CSX Transportation, Inc.
CSX’s principal operating subsidiary, CSX Transportation, Inc. (“CSXT”), provides an important link to the transportation supply chain through its approximately 20,000 route mile rail network and serves major population centers in 26 states east of the Mississippi River, the District of Columbia and the Canadian provinces of Ontario and Quebec. It has access to over 70 ocean, river and lake port terminals along the Atlantic and Gulf Coasts, the Mississippi River, the Great Lakes and the St. Lawrence Seaway. The Company’s intermodal business links customers to railroads via trucks and terminals. CSXT also serves thousands of production and distribution facilities through track connections to approximately 250 short-line and regional railroads.

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

CSX 2025 Form 10-K p.58

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 1.  Nature of Operations and Significant Accounting Policies, continued

Lines of Business
During 2025, the Company's services generated $14.1 billion of revenue and served four primary lines of business: merchandise, intermodal, coal and trucking.

•The merchandise business shipped 2.6 million carloads (41% of volume) and generated $8.8 billion in revenue (62% of revenue) in 2025. The Company’s merchandise business is comprised of shipments in the following diverse markets: chemicals, agricultural and food products, minerals, automotive, forest products, metals and equipment, and fertilizers.
•The intermodal business shipped 3.0 million units (48% of volume) and generated $2.1 billion in revenue (15% of revenue) in 2025. The intermodal business combines the superior economics of rail transportation with the flexibility of trucks and offers a cost and environmental advantage over long-haul trucking. Through a network of approximately 30 terminals, the intermodal business serves all major markets east of the Mississippi River and transports mainly manufactured consumer goods in containers, providing customers with truck-like service for longer shipments.
•The coal business shipped 718 thousand carloads (11% of volume) and generated $1.9 billion in revenue (13% of revenue) in 2025. The Company transports domestic coal, coke and iron ore to electricity-generating power plants, steel manufacturers and industrial plants as well as export coal to deep-water port facilities. Most of the export coal the Company transports is used for steelmaking, while the majority of domestic coal the Company ships is used for electricity generation.
•The trucking business generated $816 million, or 6%, of revenue in 2025. Trucking revenue is comprised of revenue from the operations of Quality Carriers.

Other revenue accounted for 4% of the Company’s total revenue in 2025. This category includes revenue from regional subsidiary railroads and incidental charges, including intermodal storage and equipment usage, demurrage and switching. Revenue from regional subsidiary railroads includes shipments by railroads that the Company does not directly operate. Intermodal storage represents charges for customer storage of containers at an intermodal terminal, ramp facility or offsite location beyond a specified period of time. Demurrage represents charges assessed when freight cars are held by a customer beyond a specified period of time. Switching represents charges assessed when a railroad switches cars for a customer or another railroad.

Segments
The Company has two operating segments: rail and trucking. Although the Company provides a breakdown of revenue by line of business, the overall financial and operational performance of the railroad is analyzed as one operating segment due to the integrated nature of the rail network. The trucking segment is not material for separate disclosure. See Note 17, Segment Reporting and Significant Expenses, for additional information on the Company's segments.

Employees
The Company's number of employees was approximately 23,000 as of December 2025, which includes approximately 16,900 rail labor union employees. Most of the Company’s employees provide or support transportation services.

CSX 2025 Form 10-K p.59

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 1.  Nature of Operations and Significant Accounting Policies, continued

Basis of Presentation
In the opinion of management, the accompanying consolidated financial statements contain all normal, recurring adjustments necessary to fairly present the financial position of CSX and its subsidiaries at December 31, 2025, and December 31, 2024, and the consolidated statements of income, comprehensive income, cash flows and changes in shareholders’ equity for the years ended 2025, 2024 and 2023. In addition, management has evaluated and disclosed all material events occurring subsequent to the date of the financial statements up to the date this annual report is filed on Form 10-K.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that management make estimates in recording the amounts of certain assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of certain revenues and expenses during the reporting period. Actual results may differ from those estimates. Critical accounting estimates using management judgment are made for the following areas:
•personal injury and environmental reserves (see Note 5, Casualty, Environmental and Other Reserves);
•pension plan accounting (see Note 9, Employee Benefit Plans); and
•depreciation policies for assets under the group-life method (see Note 6, Properties)

Fiscal Year
The Company's fiscal periods are based upon the calendar year. Except as otherwise specified, references to full years indicate CSX’s fiscal years ended on December 31, 2025, December 31, 2024, and December 31, 2023.

Principles of Consolidation
The consolidated financial statements include results of operations of CSX and subsidiaries over which CSX has majority ownership or financial control. All significant intercompany accounts and transactions have been eliminated. Most investments in companies that were not majority-owned are accounted for under the equity method or as equity investments measured at cost and adjusted for observable price changes and impairment. These investments are reported within Investment in Affiliates and Other Companies on the consolidated balance sheets.

CSX 2025 Form 10-K p.60

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

New Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. This standard update requires additional interim and annual disclosures about a company’s income taxes, including more detailed information around the annual rate reconciliation and income taxes paid. The Company adopted this guidance prospectively for this 2025 annual report filed on Form 10-K. This standard update did not impact the Company's results of operations or financial position as it only impacts disclosures. See Note 12, Income Taxes.

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

In December 2025, the FASB issued ASU 2025-10, Accounting for Government Grants by Business Entities. This standard establishes the accounting for government grants received by a business entity, including guidance for both grants related to an asset and grants related to income. This guidance is effective beginning first quarter 2029, though early adoption is permitted, and can be applied using a modified prospective, modified retrospective, or full retrospective transition approach. The Company is currently evaluating the impact of this guidance but does not anticipate that adoption will have a material impact on the Company's results of operations or financial position.
CSX 2025 Form 10-K p.61

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 2.  Earnings Per Share

The following table sets forth the computation of basic earnings per share and earnings per share, assuming dilution:

	Years Ended
	2025	2024	2023
Numerator (Dollars in Millions):
Net Earnings	$2,889	$3,470	$3,668

Denominator (Units in Millions):
Average Common Shares Outstanding	1,870	1,939	2,008
Other Potentially Dilutive Common Shares	3	4	5
Average Common Shares Outstanding, Assuming Dilution	1,873	1,943	2,013

Net Earnings Per Share, Basic	$1.54	$1.79	$1.83
Net Earnings Per Share, Assuming Dilution	$1.54	$1.79	$1.82

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

When calculating diluted earnings per share, the potential shares that would be outstanding if all in-the-money outstanding stock options were exercised are included, net of shares CSX could repurchase using the proceeds from these hypothetical exercises. The total average outstanding equity awards that were excluded from the diluted earnings per share calculation because their effect was antidilutive is in the table below.

	Years Ended
	2025	2024	2023
Antidilutive Stock Options Excluded from Diluted EPS (Units in Millions)	5	3	3

CSX 2025 Form 10-K p.62

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 2.  Earnings Per Share, continued

Share Repurchase Programs
During fourth quarter 2023, the Company began repurchasing shares under the $5 billion share repurchase program approved in October 2023. Total repurchase authority remaining was $1.2 billion as of December 31, 2025. The previous share repurchase program was announced in July 2022 and completed in November 2023.

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

Share Repurchase Activity
During 2025, 2024 and 2023, CSX repurchased the following shares:

	Years Ended
	2025	2024	2023
Shares Repurchased (Units in Millions)	44	65	112
Cost of Shares (Dollars in Millions)	$1,376	$2,204	$3,482
Average Price Paid per Share	$30.95	$34.14	$30.95

Excise Taxes Paid for Net Share Repurchases (Dollars in Millions) (a)	$20	$33	$—
(a) Excise tax payments made in 2025 were related to share repurchases in 2024. Excise tax payments made in 2024 were related to share repurchases in 2023.

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

CSX 2025 Form 10-K p.63

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 3. Shareholders’ Equity

Common and preferred stock consists of the following:

Common Stock, $1 Par Value	December 2025
(Units in Millions)
Common Shares Authorized	5,400
Common Shares Issued and Outstanding	1,860

Preferred Stock
Preferred Shares Authorized	25
Preferred Shares Issued and Outstanding	—

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

	Years Ended
(Dollars in Millions)	2025	2024	2023
Share-Based Compensation Expense
Restricted Stock Units	$26	$28	$19
Stock Options	14	12	12
Employee Stock Purchase Plans	10	8	7
Stock Awards for Directors	3	2	2
Performance Units	1	(10)	20
Total Share-based Compensation Expense	$54	$40	$60
Income Tax Benefit	$13	$13	$14

CSX 2025 Form 10-K p.64

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 4.  Stock Plans and Share-Based Compensation, continued

Long-term Incentive Plans
The objective of the CSX Long-term Incentive Plans (“LTIP”) is to motivate and reward certain employees for achieving and exceeding certain financial goals. The 2025-2027, 2024-2026, and 2023-2025 LTIPs were adopted under the 2019 Stock and Incentive Award Plan.

Performance Units
In 2025, 2024 and 2023, target performance units, with each unit being equivalent to one share of CSX common stock, were granted to certain employees under three separate LTIP plans covering three-year cycles: the 2025-2027 ("2025-2027 LTIP"), the 2024-2026 ("2024-2026 LTIP"), and the 2023-2025 ("2023-2025 LTIP"). Payouts of performance units for the plans will be made in CSX common stock based on the achievement of certain goals, in each case excluding non-recurring items as disclosed in the Company's financial statements. The payout range for most participants will be between 0% and 200% of the target awards depending on Company performance against predetermined goals for each three-year cycle.

For the 2025, 2024 and 2023 awards, the average annual operating income growth percentage and Economic Profit (CSX Cash Earnings or CCE), in each case excluding non-recurring items as defined in the plan, will each comprise 50% of the payout and will be measured independently of the other. Participants will receive stock dividend equivalents declared over the performance period based on the number of performance units paid upon vesting. As defined under the plan, Economic Profit incentivizes strategic investments earning more than management's desired minimum required return and is calculated as CSX’s gross cash earnings minus the capital charge on gross operating assets.

For these plans, payouts for certain executive officers are subject to formulaic upward or downward adjustment by up to 20% for the 2025-2027 LTIP or 25% for the 2024-2026 and 2023-2025 LTIPs, capped at an overall payout of 240% for the 2025-2027 LTIP or 250% for the 2024-2026 and 2023-2025 LTIPs, based upon the Company’s total shareholder return relative to specified comparable groups over the performance period.

The fair values of the performance units granted during the years ended December 2025, 2024 and 2023 for awards with total shareholder return components were calculated using a Monte-Carlo simulation model. Performance unit grants were valued using the following weighted-average assumptions:

	Years Ended
Weighted-Average Assumptions Used:	2025	2024	2023
Risk-free Interest Rate	4.1%	4.4%	4.4%
Annualized Volatility	23.3%	23.3%	33.2%
Expected Life (in years)	2.7	2.9	2.8

The risk-free interest rate assumptions reflect the U.S. Treasury yield curve in effect at the time of grant. The annualized volatility is based on observed historical volatility of daily stock returns for the three-year period preceding the grant date. The expected life is calculated using the remainder of the performance period.

CSX 2025 Form 10-K p.65

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 4.  Stock Plans and Share-Based Compensation, continued

Performance unit grant and vesting information is summarized as follows:

	Years Ended
	2025	2024	2023
Weighted-Average Fair Value of Units Granted	$34.02	$38.66	$31.57
Fair Value of Units Vested (in Millions)	$21	$22	$16

The performance unit activity related to the outstanding long-term incentive plans and corresponding fair value is summarized as follows:

	Performance Units Outstanding (in Thousands)	Weighted-Average Fair Value at Grant Date
Unvested at December 31, 2024	1,279	$35.47
Granted	852	34.02
Forfeited	(325)	35.42
Vested	(652)	32.55
Unvested at December 31, 2025	1,154	$36.10

As of December 2025, there was $10 million of total unrecognized compensation cost related to performance units that is expected to be recognized over a weighted-average period of approximately two years.

Stock Options
    Stock options in 2025, 2024 and 2023 were primarily granted along with the corresponding LTIP plans. With these grants, an employee receives an award that provides the opportunity in the future to purchase CSX shares at the closing market price of the stock on the date the award is granted (the strike price). Options granted become exercisable in equal installments on the anniversary of the grant date over a vesting period (three-year graded). All options expire 10 years from the grant date if they are not exercised.

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

CSX 2025 Form 10-K p.66

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 4.  Stock Plans and Share-Based Compensation, continued

Assumptions and inputs used to estimate fair value of stock options are summarized as follows:

	Years Ended
	2025	2024	2023
Weighted-Average Fair Value of Units Granted	$9.47	$11.58	$9.82

Stock Options Valuation Assumptions:
Annual Dividend Yield	1.5%	1.3%	1.4%
Risk-free Interest Rate	4.1%	4.2%	3.8%
Annualized Volatility	26.6%	28.7%	29.6%
Expected Life (in Years)	6.0	6.0	6.0
Other Pricing Model Inputs:
Weighted-average Grant-date Market Price of CSX Stock (Strike Price)	$33.94	$36.73	$31.54

The stock option activity is summarized as follows:

	Stock Options Outstanding (in Thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in Millions)
Outstanding at December 31, 2024	9,531	$27.40
Granted	1,785	33.93
Forfeited	(456)	34.38
Exercised	(1,131)	18.90
Outstanding at December 31, 2025	9,729	$29.26	5.3	$68
Exercisable at December 31, 2025	7,195	$27.46	4.6	$63

Unrecognized compensation expense related to stock options as of December 2025 was $12 million and is expected to be recognized over a weighted-average period of approximately two years. The Company issues new shares upon stock option exercises. Additional information on stock option exercises is summarized as follows:

	Years Ended
(Dollars in Millions)	2025	2024	2023
Intrinsic Value of Stock Options Exercised	$18	$45	$27
Cash Received from Option Exercises	$21	$79	$52

CSX 2025 Form 10-K p.67

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 4.  Stock Plans and Share-Based Compensation, continued

Restricted Stock Units
Restricted stock units are equivalent to one share of CSX stock and are primarily issued along with corresponding LTIP plans and vest on the annual anniversary of the grant date over a vesting period (three-year graded). These awards are time-based and not based upon CSX’s attainment of operational targets. Participants receive stock dividend equivalents on these shares. Restricted stock unit grant and vesting information is summarized as follows:

	Years Ended
	2025	2024	2023
Weighted-Average Fair Value of Units Granted	$33.16	$36.86	$31.46
Fair Value of Units Vested (in Millions)	$39	$23	$8

The restricted stock activity related to the outstanding long-term incentive plans and other awards and corresponding fair value is summarized as follows:

	Restricted Stock Units Outstanding (in Thousands)	Weighted-Average Fair Value at Grant Date
Unvested at December 31, 2024	1,990	$34.01
Granted	801	33.16
Forfeited	(165)	34.10
Vested	(1,151)	33.55
Unvested at December 31, 2025	1,475	$33.91

As of December 2025, unrecognized compensation expense for restricted stock units was approximately $21 million, which will be expensed over a weighted-average remaining period of two years.

Other Awards
Awards are periodically granted outside of the annual LTIP program, subject to approval by the Board of Directors, Compensation and Talent Management Committee, or Chief Executive Officer ("CEO") as appropriate. During 2025, 2024, and 2023, awards outside of the annual LTIP program were granted to certain management employees other than senior executives and were not material.
CSX 2025 Form 10-K p.68

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 4.  Stock Plans and Share-Based Compensation, continued

Stock Awards for Directors
CSX’s non-management directors receive a base annual retainer of $130,000 to be paid quarterly in cash, unless the director chooses to defer the retainer in the form of cash or CSX common stock. Additionally, non-management directors receive an annual grant of common stock in the amount of approximately $190,000 and the independent non-executive Chairman also receives an annual grant of common stock in the amount of approximately $250,000. These awards are evaluated periodically by the Board of Directors.

Employee Stock Purchase Plan
In May 2018, shareholders approved the 2018 CSX Employee Stock Purchase Plan (“ESPP”) for the benefit of Company employees. The Company registered 12 million shares of common stock that may be issued pursuant to this plan. Under the ESPP, employees may contribute between 1% and 10% of base compensation, after-tax, to purchase up to $25,000 of market value CSX common stock per year at 85% of the closing market price on either the grant date or the last day of the six-month offering period, whichever is lower. During 2025, 2024 and 2023, the Company issued the following shares under this program:

	Years Ended
	2025	2024	2023
Shares Issued (in Thousands)	1,317	1,012	959
Weighted Average Purchase Price Per Share	$27.38	$28.79	$25.66

CSX 2025 Form 10-K p.69

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 5.  Casualty, Environmental and Other Reserves

Activity related to casualty, environmental and other reserves is as follows:

	Casualty	Environmental	Other
(Dollars in Millions)	Reserves	Reserves	Reserves	Total
December 31, 2022	$194	$161	$81	$436
Charged to Expense	69	29	67	165
Payments	(68)	(36)	(57)	(161)
December 31, 2023	195	154	91	440
Charged to Expense	72	28	68	168
Payments	(59)	(31)	(56)	(146)
December 31, 2024	208	151	103	462
Charged to Expense	67	32	100	199
Payments	(62)	(27)	(93)	(182)
December 31, 2025	$213	$156	$110	$479

Personal injury and environmental reserves are considered critical accounting estimates due to the need for management judgment. In the table above, the impacts of changes in estimates are included in the charged to expense amount and were not material in 2025, 2024 and 2023. Casualty, environmental and other reserves are provided for in the consolidated balance sheets as shown in the table below.

	December 2025			December 2024
(Dollars in Millions)	Current	Long-term	Total	Current	Long-term	Total
Casualty:
Personal Injury	$60	$94	$154	$51	$91	$142
Occupational	6	53	59	7	59	66
Total Casualty	$66	$147	$213	$58	$150	$208
Environmental	49	107	156	37	114	151
Other	69	41	110	54	49	103
Total	$184	$295	$479	$149	$313	$462

CSX 2025 Form 10-K p.70

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

Personal Injury
Personal injury reserves represent liabilities for employee work-related and third-party injuries. Work-related injuries for CSXT employees are primarily subject to the Federal Employers' Liability Act ("FELA"). CSXT retains an independent actuary to assist management in assessing the value of personal injury claims. An analysis is performed by the actuary quarterly and is reviewed by management. The methodology used by the actuary includes a development factor to reflect growth or reduction in the value of these personal injury claims based largely on CSXT's historical claims and settlement experience. These analyses did not result in a material adjustment to the personal injury reserve in 2025, 2024 or 2023.

CSX 2025 Form 10-K p.71

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 5.  Casualty, Environmental and Other Reserves, continued

Occupational
Occupational reserves represent liabilities arising from allegations of exposure to certain materials in the workplace (such as solvents, soaps, chemicals and diesel fumes), past exposure to asbestos or allegations of chronic physical injuries resulting from work conditions (such as repetitive stress injuries). The Company retains an independent actuary to analyze the Company’s historical claims, settlement amounts, and dismissal rates to assist in determining future anticipated claim filing rates and average settlement values. This analysis is performed by the actuary and reviewed by management quarterly. There were no material adjustments to the occupational reserve in 2025, 2024 or 2023.

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

CSX 2025 Form 10-K p.72

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
CSX 2025 Form 10-K p.73

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 6.  Properties

Details of the Company’s net properties are as follows:

(Dollars in Millions)		Accumulated	Net Book	Annual Depreciation	Estimated Useful Life	Depreciation
December 2025	Cost	Depreciation	Value	Rate	(Avg. Years)	Method
Road
Rail and Other Track Material	$10,318	$(2,311)	$8,007	2.5%	41	Group Life
Ties	7,488	(2,374)	5,114	3.5%	28	Group Life
Grading	3,240	(726)	2,514	1.3%	75	Group Life
Ballast	3,581	(1,183)	2,398	2.6%	38	Group Life
Bridges, Trestles, and Culverts	3,391	(591)	2,800	1.7%	60	Group Life
Signals and Interlockers	3,476	(1,464)	2,012	4.1%	24	Group Life
Buildings	1,577	(580)	997	2.5%	40	Group Life/ Straight Line (a)
Other	6,197	(2,739)	3,458	4.1%	25	Group Life/ Straight Line (a)
Total Road	39,268	(11,968)	27,300
Equipment
Locomotive	5,374	(2,267)	3,107	3.8%	26	Group Life
Freight Cars	2,246	(358)	1,888	3.1%	32	Group Life
Work Equipment and Other	3,644	(2,412)	1,232	8.9%	11	Group Life/ Straight Line (a)
Total Equipment	11,264	(5,037)	6,227
Land	2,286	—	2,286	N/A	N/A	N/A
Construction In Progress	998	—	998	N/A	N/A	N/A
Total Properties	$53,816	$(17,005)	$36,811
(a) For depreciation method, certain asset categories contain intermodal terminals, trucking or technology-related assets, which are depreciated using the straight-line method.

CSX 2025 Form 10-K p.74

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

CSX 2025 Form 10-K p.75

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 6.  Properties, continued

Capital Expenditures
The Company’s capital investment includes purchased and self-constructed assets and property additions that substantially extend the service life or increase the utility of those assets. Indirect costs that can be allocated to capital projects are also capitalized. The Company is committed to maintaining and improving its existing infrastructure and expanding its network capacity for long-term growth. Rail operations are capital intensive and CSX accounts for these costs in accordance with United States generally accepted accounting principles ("GAAP") and the Company’s capitalization policy. All properties are stated at historical cost less an allowance for accumulated depreciation.

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

CSX 2025 Form 10-K p.76

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 6.  Properties, continued

Depreciation Method
The depreciable assets of the Company are depreciated using either the group-life or straight-line method of accounting, which are both acceptable depreciation methods in accordance with GAAP. The Company depreciates its railroad assets, including main-line track, locomotives and freight cars, using the group-life method. Assets depreciated under the group-life method comprise 86% of total fixed assets of $53.8 billion on a gross basis as of December 2025. The remaining depreciable assets of the Company, including non-railroad assets and assets under finance leases, are depreciated using the straight-line method on a per asset basis. Land is not depreciated.

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

Depreciation Studies
Management performs a review of depreciation expense, including the impacts of service lives and salvage values, on a regular basis. This review includes consideration of the most recent periodic depreciation studies, which are performed for assets depreciated using the group-life method. A depreciation study is the periodic review of asset service lives, salvage values, accumulated depreciation, and other related factors for group assets conducted by a third-party specialist, analyzed by the Company’s management and approved by the Surface Transportation Board ("STB"), the regulatory board that has broad jurisdiction over railroad practices. The STB requires depreciation studies be performed every three years for equipment assets (e.g., locomotives and freight cars) and every six years for road and track assets (e.g., bridges, signals, rail, ties, and ballast). The Company believes the frequency of depreciation studies currently required by the STB, complemented by annual data reviews conducted by a third-party specialist and analyzed by the Company's management, provides adequate review of asset service lives and that a more frequent review would not result in a material change due to the long-lived nature of most of the assets.

The Company completed a depreciation study for its road and track assets in 2020, which resulted in changes to accumulated depreciation, service lives, salvage values, and other related factors for certain assets. The Company performed a depreciation study for equipment assets in 2025, with the resulting changes to be implemented after the study's finalization in 2026. The Company expects a favorable change to depreciation expense of approximately $40 million per year primarily as a result of increases in the remaining service lives of certain equipment assets. The Company plans to complete the next depreciation study for road and track assets in 2027.

CSX 2025 Form 10-K p.77

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 6.  Properties, continued

Group-Life Assets Sales and Retirements
Since the rail network is one contiguous, connected network, it is impractical to maintain specific identification records for these assets. For track assets (i.e., rail, ties, and ballast), CSX retires assets on a statistical curve relative to the age of the assets. Equipment assets (e.g., locomotives and freight cars) are specifically identified at retirement. When an equipment asset is retired that has been depreciated using the group-life method, the cost is reduced from the cost base and recorded in accumulated depreciation.

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

For sales or retirements of assets depreciated under the group-life method that do not occur in the ordinary course of business, a gain or loss may be recognized if the sale or retirement meets each of the following three criteria: (i) it is unusual, (ii) it is material in amount, and (iii) it varies significantly from the retirement profile identified through depreciation studies. No material gains or losses were recognized on the sale of assets depreciated using the group-life method in 2025, 2024 or 2023, as no sales met the criteria described above.

Land and Straight-line Assets Sales and Retirements
When the Company sells or retires land, land-related easements or assets depreciated under the straight-line method, a gain or loss is recognized in purchased services and other on the consolidated statements of income. The Company recognized gains on the sale of properties of $17 million, $11 million, and $34 million in 2025, 2024 and 2023, respectively.

Impairment Review
Properties and other long-lived assets are reviewed for impairment whenever events or business conditions indicate the carrying amount of such assets may not be fully recoverable. Initial assessments of recoverability are based on estimates of undiscounted future net cash flows associated with an asset or a group of assets. Where impairment is indicated, the assets are evaluated and their carrying amount is reduced to fair value based on discounted net cash flows or other estimates of fair value. Impairment of group-life assets in service is recorded to accumulated depreciation while impairment of straight-line assets is recorded in operating expense. Impairment expense recorded in purchased services and other expense on the consolidated income statement of $26 million in 2025, $24 million in 2024, and $2 million in 2023 was primarily due to the discontinuation of certain in-progress projects.

CSX 2025 Form 10-K p.78

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

Government funding received or receivable related to a property asset is netted with the cost of the asset in properties on the consolidated balance sheet, and the net asset is subject to depreciation. Any amounts owed by the government entity are recorded in accounts receivable until reimbursed. For the years ended 2025, 2024, and 2023, the total amounts received under contracts with government entities to improve the rail network was $216 million, $246 million, and $84 million, respectively. Non-freight accounts receivable related to these government projects was $121 million and $39 million as of December 31, 2025, and December 31, 2024, respectively.

CSX 2025 Form 10-K p.79

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

Operating Leases
Operating leases are included in right-of-use lease assets, other current liabilities and long-term lease liabilities on the consolidated balance sheets. These assets and liabilities are recognized at the commencement date based on the present value of remaining lease payments over the lease term, discounted using the Company’s secured incremental borrowing rates or implicit rates, when readily determinable. Short-term operating leases, which have an initial term of 12 months or less, are not recorded on the balance sheet.

The Company has various lease agreements with other parties with terms up to 50 years, including a significant operating lease with the State of Georgia for approximately 137 miles of right-of-way with integral track assets for a term of 50 years with an annual 2.5% increase. Non-cancelable, long-term leases may include provisions for maintenance, options to purchase and options to extend the terms. These options are included in the lease term when it is reasonably certain that the option will be exercised. Lease expense for operating leases, including leases with escalations over their terms, is recognized on a straight-line basis over the lease term. Variable lease expense is recognized in the period in which the obligation for those payments is incurred. Lease expense is included in equipment and other rents on the consolidated income statements and is reported net of lease income. Lease income was not material to the results of operations for 2025, 2024 or 2023.
CSX 2025 Form 10-K p.80

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 7. Leases, continued

The following table presents information about future lease payments and balances related to operating leases as of December 31, 2025.

(Dollars in Millions)	December 2025
Maturity of Lease Liabilities	Lease Payments
2026	$69
2027	62
2028	49
2029	44
2030	39
Thereafter	1,055
Total Undiscounted Operating Lease Payments	$1,318
Less: Imputed Interest	(772)
Present Value of Operating Lease Liabilities	$546

(Dollars in Millions)	2025	2024
Balance Sheet Classification
Right of Use Asset	$464	$487

Current Lease Liabilities (Included in Other Current Liabilities)	67	73
Long-term Lease Liabilities	479	486
Total Operating Lease Liabilities	$546	$559

Other Information
Weighted-average Remaining Lease Term for Operating Leases	30 years	30 years
Weighted-average Discount Rate for Operating Leases	5.1%	5.1%

Cash Flows
As of December 2025 and 2024, the Company's right-of-use asset was valued at $464 million and $487 million, respectively. Right of use assets of $38 million and $54 million were recognized as non-cash asset additions due to new operating lease liabilities during the years ended 2025 and 2024, respectively. Cash paid for amounts included in the present value of operating lease liabilities was $83 million and $81 million during the years ended 2025 and 2024, respectively, and is included in operating cash flows.

CSX 2025 Form 10-K p.81

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 7. Leases, continued

Operating Lease Costs
These costs are primarily related to long-term operating leases, but also include immaterial amounts for variable leases and short-term leases with terms greater than 30 days. These amounts are shown in the table below.

	Years Ended
(Dollars in Millions)	2025	2024	2023
Rent Expense on Operating Leases	$112	$117	$109

Finance Leases
Finance leases are included in properties - net and long-term debt on the consolidated balance sheets and were not material as of December 2025 or December 2024. The associated amortization expense and interest expense are included in depreciation and interest expense, respectively, on the consolidated income statements and were not material to the results of operations for 2025, 2024 or 2023.

NOTE 8.  Commitments and Contingencies

Purchase Commitments
In 2025, CSXT revised and expanded its long-term locomotive agreement with a third party. The new agreement contains commitments related to a long-term maintenance program that covers a portion of CSXT's fleet of locomotives, specific locomotive rebuilds and an agreement to purchase additional locomotives. The maintenance program costs are based on the maintenance cycle for each covered locomotive, which is determined by the asset's utilization and type. Expected future costs may change as required maintenance schedules are revised and locomotives are placed into or removed from active service. The rebuild program costs are based on the condition of locomotive units and the Company's plan for rebuilding existing locomotives. Under CSXT’s current obligations, the maintenance agreement will expire no earlier than 2035 and CSXT is contractually committed to locomotive rebuilds through 2029. Additionally, CSXT is contractually obligated to purchase a total of 100 new locomotives between 2026 and 2028.

The following table summarizes CSXT’s payments, including prepayments, for the long-term maintenance and rebuild program, which covers approximately 1,900 locomotives with payments based on active status during the period. The 2025 payment amount includes a $96 million prepayment for 2026 locomotive maintenance services, which is included in other current assets on the consolidated balance sheet, as well as $14 million for pre-owned locomotives received in 2025.

	Years Ended
(Dollars in Millions)	2025	2024	2023
Amounts Paid	$456	$311	$236

CSX 2025 Form 10-K p.82

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 8.  Commitments and Contingencies, continued

Total payments under the agreement are estimated in the table below and include payments related to locomotive rebuilds, the long-term locomotive maintenance program, and locomotive purchases.

Additionally, the Company has various other commitments to purchase technology, communications, track maintenance services and materials, and other services from various suppliers. Total annual payments under all of these purchase commitments are also estimated in the table below.

(Dollars in Millions)	Locomotive Maintenance, Rebuild & Purchases	Other Commitments	Total
2026	$387	$153	$540
2027	579	103	682
2028	659	64	723
2029	521	24	545
2030	288	25	313
Thereafter	835	37	872
Total	$3,269	$406	$3,675

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

CSX 2025 Form 10-K p.83

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 8.  Commitments and Contingencies, continued

The Company is able to estimate a range of possible loss for certain matters for which a loss is reasonably possible in excess of reserves established. The Company has estimated this range to be $2 million to $72 million in the aggregate as of December 31, 2025. This estimated aggregate range is based upon currently available information and is subject to significant judgment and a variety of assumptions. Accordingly, the Company's estimate will change from time to time, and actual losses may vary significantly from the current estimate.

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

Although the class was not certified, individual shippers have since brought claims against the railroads, which were also transferred to federal court in the District of Columbia for pre-trial proceedings but before a different judge. In March 2024, the original case was reassigned to the judge in the later-filed case. The railroads filed motions for summary judgment on July 17, 2024 with the briefing completed in December 2024. The judge held a hearing on the railroads' summary judgment motions on June 18, 2025, and granted summary judgment in favor of the railroads on June 24, 2025, ordering the cases closed. Most of the individual shippers have appealed the summary judgment ruling to the U.S. Court of Appeals for the D.C. Circuit, and briefing of the appeal is scheduled to conclude in April 2026.

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

CSX 2025 Form 10-K p.84

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

On October 2, 2025, Occidental Petroleum Corporation announced a definitive agreement for Berkshire Hathway to acquire Occidental’s chemical business, which had been separated into its own entity as a result of Occidental having completed a divisive merger under Texas law that divided its overall business into two entities. Occidental Chemical Corporation, a Texas corporation (“New Occidental”), now holds the company’s manufacturing assets, while Environmental Resource Holdings, also a Texas corporation (“ERH”), holds legacy environmental liabilities, including those related to the Lower Passaic River. This transaction, through which Occidental Petroleum Corporation sold all equity interests in New Occidental to Berkshire Hathaway, closed on January 2, 2026. On February 6, 2026, a group of parties, including Pharmacia, filed a complaint in New Jersey federal court seeking a declaratory judgment that New Occidental remains jointly and severally liable with ERH for CERCLA liability related to the Lower Passaic River.

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
CSX 2025 Form 10-K p.85

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

See Note 5, Casualty, Environmental and Other Reserves, for additional information on the Company's environmental liabilities.

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

As of
Pension Plan Participants:	January 1, 2025
Active Employees	2,233
Retirees and Beneficiaries	10,909
Terminated Vested and Other	3,108
Total	16,250

CSX 2025 Form 10-K p.86

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

Cash Flows
Plan assets are amounts that have been segregated and restricted to provide qualified pension plan benefits and include amounts contributed by the Company and amounts earned from invested contributions, net of benefits paid. Qualified pension plan obligations are funded in accordance with regulatory requirements and with an objective of meeting or exceeding minimum funding requirements necessary to avoid restrictions on flexibility of plan operation and benefit payments. The Company funds the cost of nonqualified pension benefits on a pay-as-you-go basis. No qualified pension plan contributions were made during 2025, 2024 and 2023. No contributions to the Company's qualified pension plans are expected in 2026.

    Future expected benefit payments are as follows:

Expected Cash Flows (Dollars in Millions):	Pension Benefits
2026	$187
2027	183
2028	182
2029	180
2030	179
2031-2035	868
Total	$1,779

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

CSX 2025 Form 10-K p.87

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 9.  Employee Benefit Plans, continued

The current asset allocation targets 30% growth-oriented investments and 70% immunizing investments. The growth-oriented portfolio consists of return-seeking investments that are diversified across geography, market capitalization, and asset class. The immunizing portfolio is comprised of a customized mix of fixed income and cash investments designed to reduce liability risk. Allocations are evaluated for levels within 5% of targeted allocations and are adjusted quarterly as necessary.

The distribution of pension plan assets as of the measurement date is shown in the table below, and these assets are reported net of pension liabilities on the balance sheet.

	December 2025		December 2024
		Percent of		Percent of
(Dollars in Millions)	Amount	Total Assets	Amount	Total Assets
Equity	$597	24%	$709	29%
Fixed Income	112	5	57	3
Cash and Cash Equivalents	35	1	18	1
Growth-Oriented	$744	30%	$784	33%
Fixed Income	1,623	66	1,129	46
Cash and Cash Equivalents	107	4	496	21
Immunizing	$1,730	70%	$1,625	67%
Total	$2,474	100%	$2,409	100%

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
CSX 2025 Form 10-K p.88

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 9.  Employee Benefit Plans, continued

Benefit Obligation, Plan Assets and Funded Status
Changes in benefit obligation and the fair value of plan assets for the 2025 and 2024 plan years are as follows:

	Pension Benefits
	Plan Year	Plan Year
(Dollars in Millions)	2025	2024
Actuarial Present Value of Benefit Obligation
Accumulated Benefit Obligation	$2,133	$2,115
Projected Benefit Obligation	2,213	2,192

Change in Projected Benefit Obligation:
Projected Benefit Obligation at Beginning of Plan Year	$2,192	$2,343
Service Cost (a)	24	27
Interest Cost	109	106
Actuarial Loss (Gain)	64	(107)
Benefits Paid	(176)	(177)
Benefit Obligation at End of Plan Year	$2,213	$2,192

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Plan Year	$2,409	$2,465
Actual Return on Plan Assets	223	104
Non-qualified Employer Contributions	18	17
Benefits Paid	(176)	(177)
Fair Value of Plan Assets at End of Plan Year	$2,474	$2,409
Funded Status at End of Plan Year	$261	$217
(a)Service cost for 2025 and 2024 includes capitalized service costs of $4 million and $3 million, respectively.

In 2025, the $64 million actuarial loss for pension benefits was driven by a 25 basis point decrease in the weighted average discount rate, census data updates and other assumption changes. The $107 million net actuarial gain for pension benefits in 2024 was driven by a 68 basis point increase in the weighted average discount rate, partially offset by changes to census data.

CSX 2025 Form 10-K p.89

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
The Company has recognized the funded status of a pension plan by recording a liability (underfunded plan) or asset (overfunded plan) for the difference between the projected benefit obligation and the fair value of plan assets at the plan measurement date. Amounts related to pension benefits recorded in other long-term assets, labor and fringe benefits payable and other long-term liabilities on the balance sheet are as follows:

	Pension Benefits
	December	December
(Dollars in Millions)	2025	2024
Amounts Recorded in Consolidated
Balance Sheets:
Long-term Assets	$447	$403
Current Liabilities	(17)	(17)
Long-term Liabilities	(169)	(169)
Net Amount Recognized in Consolidated Balance Sheets	$261	$217

Long-term assets as of December 2025 and 2024 in the preceding table relate to qualified pension plans where assets exceed projected benefit obligations. Current and long-term liabilities relate to plans where projected benefits obligations exceed assets. The Company's only plan with a net liability status is the unfunded non-qualified pension plan, which has no plan assets. This plan had a projected benefit obligation of $186 million and $186 million and an accumulated benefit obligation of $179 million and $178 million, as of December 31, 2025 and 2024, respectively.

CSX 2025 Form 10-K p.90

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 9.  Employee Benefit Plans, continued

Net Benefit Expense
Only the service cost component of net periodic benefit costs is included in labor and fringe expense on the consolidated income statement. All other components of net periodic benefit cost are included in other income - net. The following table describes the components of net periodic benefit expense (credit) recorded on the income statement.

	Pension Benefits Years Ended
(Dollars in Millions)	2025	2024	2023
Service Cost Included in Labor and Fringe	$20	$24	$24

Interest Cost	109	106	111
Expected Return on Plan Assets	(160)	(168)	(164)
Amortization of Net Loss	23	18	29
Total Income Included in Other Income - Net	$(28)	$(44)	$(24)
Net Periodic Benefit Credit	$(8)	$(20)	$—

Pension Adjustments
The following table shows the pre-tax change in other comprehensive loss (income) attributable to certain components of net benefit expense and the change in benefit obligation for CSX for pension benefits.

(Dollars in Millions)	Pension Benefits
Components of Other Comprehensive	Years Ended
Loss (Income)	2025	2024
Recognized in the Balance Sheet
Loss (Gains)	$1	$(42)
Recognized in the Income Statement
Amortization of Net Losses	$23	$18

As of December 2025, the balance to be amortized related to the Company's pension obligations is a pre-tax loss of $498 million. This amount is included in accumulated other comprehensive loss, a component of shareholders’ equity.

CSX 2025 Form 10-K p.91

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 9.  Employee Benefit Plans, continued

Assumptions
The expected long-term average rate of return on plan assets reflects the average rate of earnings expected on the funds invested, or to be invested, to provide for benefits included in the projected benefit obligation. In estimating that rate, the Company gives appropriate consideration to the historical returns earned by the plan assets in the funds, forward-looking economic assumptions, fees and other costs to be paid out of plan assets, and the current and projected asset mix of the funds. Management, with the assistance of the outsourced investment manager, balances market expectations obtained from various investment managers with both market and actual plan historical returns to develop a reasonable estimate of the expected long-term rate of return on assets. This assumption is reviewed annually and adjusted as deemed appropriate.

The Company measures the service cost and interest cost components of the net pension benefits expense by using individual spot rates matched with separate cash flows for each future year. The weighted averages of assumptions used by the Company to value its pension obligations were as follows:

	Pension Benefits
	2025	2024
Expected Long-term Return on Plan Assets:
Benefit Cost for Current Plan Year	6.75%	6.75%
Benefit Cost for Subsequent Plan Year	6.25%	6.75%

Discount Rates:
Benefit Cost for Plan Year
Service Cost for Plan Year	5.61%	4.90%
Interest Cost for Plan Year	5.20%	4.72%
Benefit Obligation at End of Plan Year	5.25%	5.50%

Salary Scale Inflation	4.80%	4.80%
Cash Balance Plan Interest Credit Rate	3.75%	3.75%
CSX 2025 Form 10-K p.92

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 9.  Employee Benefit Plans, continued

Post-retirement Medical Plan
In addition to these plans, the Company sponsors an unfunded post-retirement medical plan and a life insurance plan that provide certain benefits to full-time, salaried, management employees hired prior to 2003 upon their retirement if certain eligibility requirements are met. The accumulated post-retirement benefit obligation related to this plan was $46 million and $49 million, respectively, as of December 31, 2025 and 2024. Through 2034, total future expected benefit payments related to this plan were $42 million. Expenses in 2025, 2024 and 2023 related to this plan were not material.

Other Plans
The Company maintains savings plans for virtually all full-time salaried employees and certain employees covered by collective bargaining agreements. Expense associated with these plans was $39 million, $40 million and $35 million for 2025, 2024 and 2023, respectively, and is included in labor and fringe expense on the consolidated income statement.

Under collective bargaining agreements, the Company participates in a multi-employer benefit plan, which provides certain post-retirement health care and life insurance benefits to eligible contract employees. Premiums under this plan are expensed as incurred and were not material in 2025, 2024 or 2023.

Under the terms of collective bargaining agreements that cover union-represented employees, Quality Carriers contributes to two multi-employer pension plans. These plans provide defined benefits to retired participants. Both of these pension plans are in Pension Protection Act zone “red”, meaning they are at least 65% underfunded. Formal rehabilitation plans have been adopted. Based on information provided to the Company from the administrators of these plans, Quality Carriers’ portion of the contingent liability in the event of a full withdrawal or termination from these plans is estimated to be $284 million. Of this amount, $280 million relates to the Central States Southeast and Southwest Areas Pension Plan and is based on information as of December 31, 2024, which is the latest information available at the date the financial statements were issued. The Company does not currently intend to withdraw from any of these multi-employer pension plans. Required monthly contributions to these plans are not material.

CSX 2025 Form 10-K p.93

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 10.  Debt and Credit Agreements

Debt at December 2025 and December 2024 is shown in the table below. For information regarding the fair value of debt, see Note 13, Fair Value Measurements.

	Maturity at December	Average Interest Rates at December	December	December
(Dollars in Millions)	2025	2025	2025	2024
Notes	2026-2068	4.4%	$18,858	$18,492
Equipment Obligations(a)	2027	4.3%	—	1
Finance Leases	2026-2032	4.7%	15	10
Subtotal Long-term Debt (Including Current Portion)			$18,873	$18,503
Less Debt Due within One Year			(708)	(606)
Long-term Debt (Excluding Current Portion)			$18,165	$17,897
(a) Equipment obligations are secured by an interest in certain railroad equipment.

Total activity related to long-term debt during 2025 is as follows:

(Dollars in Millions)	Current Portion	Long-term Portion	Total
Long-term Debt as of December 31, 2024	$606	$17,897	$18,503
2025 Activity:
Long-term Debt Issued	—	900	900
Long-term Debt Repaid	(613)	—	(613)
Reclassifications	703	(703)	—
Hedging, Discount, Premium and Other Activity	12	71	83
Long-term Debt as of December 31, 2025	$708	$18,165	$18,873

Debt Issuance
On March 10, 2025, CSX issued an initial $600 million of 5.05% notes due 2035. On October 23, 2025, CSX further issued $300 million of 5.05% notes due 2035, which was a reopening of the existing notes originally issued in March 2025. On September 18, 2024, CSX issued $550 million of 4.90% notes due 2055. In September 2023, CSX issued $600 million of 5.20% notes due 2033. These notes are included in the consolidated balance sheets under long-term debt and may be redeemed by the Company at any time, subject to payment of certain make-whole premiums.

The net proceeds from debt issuances will be used for general corporate purposes, which may include debt repayments, repurchases of CSX’s common stock, capital investment and working capital requirements. For more information regarding debt payable to a related party, see Note 15, Investment in Affiliates and Related-Party Transactions.
CSX 2025 Form 10-K p.94

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 10.  Debt and Credit Agreements, continued

Long-term Debt Maturities (Net of Discounts, Premiums and Issuance Costs)

(Dollars in Millions)	Maturities at
Years Ending	December 2025
2026	$708
2027	1,001
2028	1,002
2029	951
2030	400
Thereafter	14,811
Total Long-term Debt Maturities, including current portion	$18,873

Interest Rate Derivatives
Fair Value Hedges
In first quarter 2025, CSX entered into two fixed-to-floating interest rate swaps classified as fair value hedges. The swaps are designed to hedge 10 years of interest rate risk associated with market fluctuations attributable to the Secured Overnight Financing Rate ("SOFR") on a cumulative $250 million of fixed rate outstanding notes which are due in 2055. The cumulative fair value of these swaps, which is included in other long-term assets on the consolidated balance sheet, was an asset of $9 million as of December 31, 2025.

CSX has seven other fixed-to-floating interest rate swaps classified as fair value hedges. The swaps are designed to hedge 10 years of interest rate risk associated with market fluctuations attributable to SOFR on a cumulative $1.1 billion of fixed rate outstanding notes which are due between 2032 and 2040. These swaps are comprised of two swaps entered during 2023 (“2023 swaps”) and five swaps entered during 2022 (“2022 swaps”). The cumulative fair value of the 2023 swaps was an asset of $14 million and $7 million as of December 31, 2025, and December 31, 2024, respectively, and is included in other long-term assets on the consolidated balance sheet. The cumulative fair value of the 2022 swaps was a liability of $87 million and $123 million as of December 31, 2025, and December 31, 2024, respectively, and is included in other long-term liabilities on the consolidated balance sheet.

The swaps expire between 2032 and 2055. If settled early, the remaining cumulative fair value adjustment to the hedged notes will be amortized over the remaining life of the associated notes. The cumulative adjustment to the hedged notes is included in long-term debt on the consolidated balance sheet as shown in the table below.

(Dollars in Millions)	December 31, 2025	December 31, 2024
Notional Value of Hedged Notes	$1,300	$1,050
Fair Value Asset Adjustment to Hedged Notes	23	7
Fair Value Liability Adjustment to Hedged Notes	(87)	(123)
Carrying Amount of Hedged Notes	$1,236	$934

CSX 2025 Form 10-K p.95

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

(Dollars in Millions)	2025	2024	2023
Interest Expense Impact (Increase) Decrease	$(21)	$(31)	$(28)

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

The Company executed settlements of $114 million and $226 million of the aggregate $500 million notional value of cash flow hedges in 2024 and 2023, respectively. These settlements resulted in CSX receiving cash payments of $52 million in 2024 and $95 million in 2023, which are included in other operating activities on the consolidated cash flow statement. A partial settlement also took place in 2022. As of December 31, 2025, and December 31, 2024, no unsettled aggregate notional value of these swaps remained and there was no related asset or liability.

Unrealized gains or losses associated with changes in the fair value of the hedge are recorded net of tax in accumulated other comprehensive income (“AOCI”) on the consolidated balance sheet. As these swaps were fully settled in 2024, subsequent gains or losses are attributable to tax effects. The unrealized gain associated with the settled portion of the hedges will continue to be classified in AOCI until the associated debt instrument is issued in the future. The unrealized gain or loss in AOCI will be recognized in earnings as an adjustment to interest expense over the same period during which the hedged transaction affects earnings. Unrealized amounts related to the hedge, recorded net of tax in other comprehensive income, are summarized in the table below.

(Dollars in Millions)	2025	2024	2023
Unrealized Gain - Net	$(1)	$3	$—

See Note 13, Fair Value Measurements, and Note 16, Other Comprehensive Income (Loss), for other information about the Company's hedges.
CSX 2025 Form 10-K p.96

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

NOTE 10.  Debt and Credit Agreements, continued

Credit Facilities
The Company has a $1.2 billion unsecured, revolving credit facility backed by a diverse syndicate of banks. This facility allows same-day borrowings at floating interest rates, based on SOFR or an agreed-upon replacement reference rate, plus a spread that depends upon CSX's senior unsecured debt ratings. This facility expires in February 2028. As of December 31, 2025, the Company had no outstanding balances under this facility.

Commitment fees and interest rates payable under the facility were similar to fees and rates available to comparably rated investment-grade borrowers. As of December 31, 2025, CSX was in compliance with all covenant requirements under the facility.

Commercial Paper
Under its commercial paper program, which is backed by the revolving credit facility, the Company may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $1.0 billion. Proceeds from issuances of the notes are expected to be used for general corporate purposes. At December 31, 2025, the Company had no commercial paper outstanding.

CSX 2025 Form 10-K p.97

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

	Years Ended
(Dollars in Millions)	2025	2024	2023

Chemicals	$2,776	$2,850	$2,599
Agricultural and Food Products	1,618	1,644	1,657
Automotive	1,182	1,226	1,219
Forest Products	975	1,047	1,012
Metals and Equipment	869	859	917
Minerals	832	772	733
Fertilizers	521	505	516
Total Merchandise	8,773	8,903	8,653

Intermodal	2,073	2,047	2,060

Coal	1,900	2,247	2,484

Trucking	816	844	882

Other	530	499	578
Total	$14,092	$14,540	$14,657

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

CSX 2025 Form 10-K p.98

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

During 2025, 2024 and 2023, revenue recognized from performance obligations related to prior periods was not material.

CSX 2025 Form 10-K p.99

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 11. Revenues, continued

Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to future reporting periods for freight services started but not completed at the reporting date. This includes the unearned portion of billed and unbilled amounts for cancellable freight shipments in transit. The Company expects to recognize the unearned portion of revenue for freight services in transit within one week of the reporting date. As of December 31, 2025, remaining performance obligations were not material.

Contract Balances and Accounts Receivable
The timing of revenue recognition, billings and cash collections results in accounts receivable and customer advances and deposits (contract liabilities) on the consolidated balance sheets. Contract assets, contract liabilities and deferred contract costs recorded on the consolidated balance sheet as of December 31, 2025, and December 31, 2024, were not material.

The Company’s accounts receivable - net consists of freight and non-freight receivables, reduced by an allowance for credit losses.

(Dollars in Millions)	December 31, 2025	December 31, 2024

Freight Receivables	$932	$1,012
Freight Allowance for Credit Losses	(23)	(16)
Freight Receivables, net	909	996

Non-Freight Receivables	404	343
Non-Freight Allowance for Credit Losses	(15)	(13)
Non-Freight Receivables, net	389	330
Total Accounts Receivable, net	$1,298	$1,326

Freight receivables include amounts earned, billed and unbilled, and currently due from customers for transportation-related services. Non-freight receivables include amounts billed and unbilled and currently due related to non-revenue receivables, including government reimbursement receivables. The Company maintains an allowance for credit losses to provide for the estimated amount of receivables that will not be collected. The allowance is based upon an assessment of risk characteristics, historical payment experience, and the age of outstanding receivables adjusted for forward-looking economic conditions as necessary. Credit losses recognized on the Company’s accounts receivable were not material in 2025 and 2024.

CSX 2025 Form 10-K p.100

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 12.  Income Taxes

Earnings before income taxes of $3.8 billion, $4.6 billion and $4.8 billion for the years ended 2025, 2024 and 2023, respectively, nearly all of which represents earnings from domestic operations. The breakdown of income tax expense between current and deferred is as follows:

	Years Ended
(Dollars in Millions)	2025	2024	2023
Current:
Federal	$553	$873	$851
State	133	200	184
Subtotal Current	$686	$1,073	$1,035

Deferred:
Federal	195	26	110
State	(1)	(14)	16
Subtotal Deferred	$194	$12	$126
Total Income Tax Expense	$880	$1,085	$1,161

The Company recorded a 2025 income tax benefit of $43 million primarily as a result of a change in the valuation of the state deferred tax liability as a result of filing the 2024 tax returns, other state tax planning, and a tax credit purchase benefit. In 2024, the Company recorded an income tax benefit of $31 million primarily as a result of state legislative changes and a change in the valuation of the state deferred tax liability as a result of filing the 2023 tax returns. In 2023, the Company recorded an income tax benefit of $22 million primarily from a change in the valuation of the state deferred tax liability.

CSX 2025 Form 10-K p.101

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 12.  Income Taxes, continued

2025 Income Tax Expense Reconciliation and Cash Payments
The tables in this section present information on income tax expenses and payments for 2025. Prior period values are not presented, as these disclosure requirements have been implemented on a prospective basis. The principal factors contributing to the difference between the effective income tax rate and the U.S. statutory federal income tax rate are as follows:

(Dollars in Millions)	2025
	Amount	Percentage
U.S. Federal Statutory Rate	$792	21.0%
State and Local Income Taxes, Net of Federal Tax Effect (a)	102	2.7
Foreign Tax Effects	3	0.1
Tax Credits	(17)	(0.5)
Nontaxable or Nondeductible Items	(24)	(0.6)
Other Adjustments	24	0.6
Effective Income Tax Rate	$880	23.3%
(a) The states that contribute to the majority (greater than 50% combined) of the tax effect in this category include Indiana, Virginia, Pennsylvania, Florida, and Alabama, listed in descending order of tax effect.

The amount of cash taxes paid by the Company are shown in the table below. Payments in 2025 include $429 million of previously postponed federal and state taxes related to the 2024 tax year, with no postponements available for 2025. There were no individual jurisdictions with cash taxes paid that equaled or exceeded 5% of income taxes paid in 2025.

(Dollars in Millions)	2025
Federal (a)	$938
State	161
Foreign	3
Total	$1,102
(a) Federal cash tax payments include tax credits purchased of $200 million.

Income Tax Expense Reconciliation for Comparative Periods
Income tax expense reconciled to the tax computed at statutory rates for comparative periods, which are not subject to the requirements of ASU 2023-09, is presented in the following table.

	Years Ended
(Dollars in Millions)	2024		2023
Federal Income Taxes	$957	21.0%	$1,014	21.0%
State Income Taxes	147	3.2%	158	3.3%
Other	(19)	(0.4)%	(11)	(0.2)%
Income Tax Expense/ Rate	$1,085	23.8%	$1,161	24.1%

CSX 2025 Form 10-K p.102

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 12.  Income Taxes, continued

Balance Sheet and Other Information
The primary factors in the change in year-end net deferred income tax liability balances include the annual provision for deferred income tax expense and accumulated other comprehensive income (loss). The significant components of deferred income tax assets and liabilities include:

	2025		2024
(Dollars in Millions)	Assets	Liabilities	Assets	Liabilities
Accelerated Depreciation	$—	$7,835	$—	$7,651
Other	560	639	568	642
Total	$560	$8,474	$568	$8,293
Net Deferred Income Tax Liabilities		$7,914		$7,725

The Company files a consolidated federal income tax return, which includes its principal domestic subsidiaries. CSX and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. CSX participated in a contemporaneous IRS audit of tax years 2025, 2024 and 2023. Federal examinations of original federal income tax returns for all years through 2023 are resolved.

As of December 2025 and 2024, the Company had approximately $21 million and $20 million, respectively, of total unrecognized tax benefits as a result of uncertain tax positions. Net tax benefits of $16 million and $16 million as of December 2025 and 2024, respectively, could favorably impact the effective income tax rate in each year. The Company does not expect that unrecognized tax benefits as of December 2025 for various state and federal income tax matters will significantly change over the next 12 months. The final outcome of these uncertain tax positions is not yet determinable. There were no material changes to the total gross unrecognized tax benefits and prior year audit resolutions of the Company during the years ended 2025, 2024, or 2023.

CSX’s continuing practice is to recognize net interest and penalties related to income tax matters in income tax expense. Accrued interest and penalties were not material as of December 2025 or 2024. Additionally, expenses from changes to the reserves for interest and penalties were not material in 2025, 2024, or 2023.

CSX 2025 Form 10-K p.103

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

Investments
The Company's investment assets are carried at fair value on the consolidated balance sheet in accordance with the Fair Value Measurements and Disclosures Topic in the ASC. They are valued with assistance from a third-party trustee and consist of exchange-traded funds, corporate bonds, asset-backed securities, government securities, and short-term time deposits. The exchange-traded funds are valued at quoted market prices determined in an active market, which are Level 1 inputs. The corporate bonds, asset-backed securities and government securities are valued using broker quotes that utilize observable market inputs, which are Level 2 inputs. The carrying amount of time deposits as reported in the consolidated balance sheet, using Level 2 inputs, approximate fair value due to their short-term nature. Unrealized gains and losses as of December 31, 2025 and December 31, 2024 were not material. The Company believes any impairment of investments held with gross unrealized losses to be temporary and not the result of credit risk.

CSX 2025 Form 10-K p.104

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 13.  Fair Value Measurements, continued

The Company's investment assets are carried at fair value on the consolidated balance sheets, within the line items short-term investments and other long-term assets, as summarized in the following table.

	December 2025			December 2024
(Dollars in Millions)	Level 1	Level 2	Total	Level 1	Level 2	Total

Exchange-traded Funds	$5	$—	$5	$2	$—	$2
Corporate Bonds	—	82	82	—	71	71
Government Securities	—	71	71	—	42	42
Asset-backed Securities	—	29	29	—	35	35
Time Deposits	—	—	—	—	66	66
Total Investments at Fair Value	$5	$182	$187	$2	$214	$216

Total investments in debt securities of $182 million as of December 31, 2025, and $214 as of December 31, 2024, had an amortized cost of $181 million and $218 million, respectively. These investments have the following maturities:

(Dollars in Millions)	December 2025	December 2024
Less than 1 year	$5	$72
1 - 5 years	94	72
5 - 10 years	42	23
Greater than 10 years	41	47
Total Investments at Fair Value (a)	$182	$214
(a) Exchange-traded funds are excluded as there is no stated contractual maturity date.

CSX 2025 Form 10-K p.105

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

The fair value and carrying value of the Company's long-term debt is as follows:

(Dollars in Millions)	December 2025	December 2024
Long-term Debt (Including Current Maturities):
Fair Value	$17,305	$16,481
Carrying Value	18,873	18,503

Interest Rate Derivatives
The Company’s fixed-to-floating interest rate swaps are carried at their respective fair values, which are determined with assistance from a third party based upon pricing models using inputs observed from actively quoted markets. All of the inputs used to determine the fair value of the fixed-to-floating interest rate swaps are Level 2 inputs. The fair value of the Company’s fixed-to-floating interest rate swaps was an asset of $23 million and $7 million (for swaps entered in 2023 and 2025) and a liability of $87 million and $123 million (for swaps entered in 2022) as of December 31, 2025 and December 31, 2024, respectively.

Changes in interest rates no longer impact the fair value of the Company’s forward starting interest rate swaps because they are fully settled as of December 31, 2025. See Note 10, Debt and Credit Agreements, for further information.
CSX 2025 Form 10-K p.106

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
Investments in the Fair Value Hierarchy
•Common stock and Exchange-Traded Funds (Level 1): Valued at the closing price reported on the active market on which the securities are traded on the last day of the year and classified in Level 1 of the fair value hierarchy.
•Mutual funds (Level 1): Valued at the net asset value of shares held at year end based on quoted market prices determined in an active market. These assets are classified in Level 1 of the fair value hierarchy.
•Cash and cash equivalents (Level 1): Includes cash and short-term investments with an original maturity of three months or less. The carrying value of cash and cash equivalents at year end approximates fair value. These assets are classified in Level 1 of the fair value hierarchy.
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

CSX 2025 Form 10-K p.107

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 13.  Fair Value Measurements, continued

The pension plan assets at fair value by level, within the fair value hierarchy, as of calendar plan years 2025 and 2024 are shown in the table below. For additional information related to pension assets, see Note 9, Employee Benefit Plans.

	December 2025			December 2024
(Dollars in Millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Common Stock	$103	$—	$103	$171	$—	$171
Exchange-Traded Funds	37	—	37	—	—	—
Mutual Funds	35	—	35	32	—	32
Cash and Cash Equivalents	142	—	142	514	—	514
Corporate Bonds	—	728	728	—	680	680
Government Securities	—	674	674	—	260	260
Asset-backed Securities, Derivatives and Other	—	15	15	—	14	14
Total Investments in the Fair Value Hierarchy	$317	$1,417	$1,734	$717	$954	$1,671
Investments Measured at Net Asset Value (a)	n/a	n/a	$740	n/a	n/a	$738
Investments at Fair Value	$317	$1,417	$2,474	$717	$954	$2,409
(a) Investments measured at net asset value represent certain investments that have been measured at net asset value per share (or its equivalent) and thus are not classified in the fair value hierarchy. The fair value amounts presented in this table are shown to permit reconciliation of the fair value hierarchy to the pension assets disclosed in Note 9, Employee Benefit Plans.

Non-Recurring Fair Value Measurements
The Company re-measured the fair value of intangible assets in 2025 and 2024 related to a goodwill impairment. See Note 18, Goodwill and Other Intangible Assets, for more information.
CSX 2025 Form 10-K p.108

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 14.  Other Income - Net

The Company derives income from items that are not considered operating activities. Income from these items is reported net of related expense. All components of net periodic pension and post-retirement benefit costs, excluding service cost, are included in other income - net on the consolidated income statement. Miscellaneous income (expense) may fluctuate due to timing and includes investment gains and losses, interest income and other non-operating activities.

For more information about the drivers of changes in net periodic pension and post-retirement benefit credit from 2024 to 2025 and from 2023 to 2024, refer to Note 9, Employee Benefit Plans. Interest income decreased from 2024 to 2025 primarily as a result of lower average investment balances. Interest income increased from 2023 to 2024 primarily as a result of higher average interest rates. Other income – net consisted of the following:

	Years Ended
(Dollars in Millions)	2025	2024	2023
Net Periodic Pension and Post-retirement Benefit Credit (a)	$33	$50	$29
Interest Income	45	85	79
Miscellaneous Income	14	7	31
Total Other Income - Net	$92	$142	$139
(a) Excludes the service cost component of net periodic benefit cost.

CSX 2025 Form 10-K p.109

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 15.  Investment in Affiliates and Related-Party Transactions

CSX's investments in affiliates are included on the consolidated balance sheet as investments in affiliates and other companies.

	December	December
(Dollars in Millions)	2025	2024
Conrail	$1,301	$1,245
TTX	1,055	1,012
Other Investments in Affiliates	278	263
Total	$2,634	$2,520

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

(Dollars in Millions)	Conrail Shared
Years	Asset Agreement
2026	$39
2027	39
2028	39
2029	16
2030	—
Thereafter	—
Total	$133

Also, included in equity earnings of affiliates are CSX’s 42% share of Conrail’s income and its amortization of the fair value write-up arising from the acquisition of Conrail and certain other adjustments. The amortization primarily represents the additional after-tax depreciation expense related to the write-up of Conrail’s fixed assets when the original purchase price, from the 1997 acquisition of Conrail, was allocated based on fair value. This write-up of fixed assets resulted in a difference between CSX's investment in Conrail and its share of Conrail's underlying net equity, which is $315 million as of December 2025.

CSX 2025 Form 10-K p.110

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 15.  Investment in Affiliates and Related-Party Transactions, continued

The following table discloses amounts related to Conrail. All amounts in the table below are included in purchased services and other expenses on the Company’s consolidated income statements.

	Years Ended
(Dollars in Millions)	2025	2024	2023

Rents, Fees and Services	$134	$142	$132
Purchase Price Amortization and Other	4	4	4
Equity Earnings of Conrail	(57)	(69)	(54)
Total Conrail Expense	$81	$77	$82

The Company has disclosed amounts below owed to Conrail, or its subsidiaries, representing liabilities under the operating, equipment and shared area agreements with Conrail. As of December 31, 2025, there are two 1.31% notes due 2050 for the operation of the shared asset area. The notes total $441 million and are included in long-term debt on the consolidated balance sheets. Interest expense from these promissory notes was $6 million in each 2025, 2024 and 2023.

	December	December
(Dollars in Millions)	2025	2024
Balance Sheet Information:
CSX Accounts Payable to Conrail	$214	$172
Promissory Notes Payable to Conrail Subsidiary
1.31% CSX Promissory Note due December 2050	73	73
1.31% CSXT Promissory Note due December 2050	368	368

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

CSX 2025 Form 10-K p.111

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

	Years Ended
(Dollars in Millions)	2025	2024	2023
Income Statement Information:
Car Hire Rents	$277	$256	$249
Equity Earnings of TTX	(43)	(50)	(49)
Total TTX Expense	$234	$206	$200

Also included below is balance sheet information related to CSX's payable to TTX, which represents car rental liabilities.

(Dollars in Millions)	December	December
Balance Sheet Information:	2025	2024
CSX Payable to TTX	$47	$44

NOTE 16. Other Comprehensive Income (Loss)

CSX reports comprehensive earnings or loss in accordance with the Comprehensive Income Topic in the ASC in the consolidated comprehensive income statement. Total comprehensive earnings are defined as all changes in shareholders' equity during a period, other than those resulting from investments by and distributions to shareholders (e.g. issuance of equity securities and dividends). Generally, for CSX, total comprehensive earnings equal net earnings plus or minus adjustments for pension and other post-retirement liabilities as well as derivative activity and other adjustments. Total comprehensive earnings represent the activity for a period net of tax and were $2.9 billion, $3.5 billion and $3.8 billion for 2025, 2024 and 2023, respectively.

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
CSX 2025 Form 10-K p.112

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 16. Other Comprehensive Income (Loss), continued

Changes in the AOCI balance by component are shown in the following table. Amounts reclassified in pension and other post-employment benefits to net earnings relate to the amortization of actuarial losses and are included in other income - net on the consolidated income statements. See Note 9, Employee Benefit Plans, for further information. Interest rate derivatives consist of forward starting interest rate swaps classified as cash flow hedges, which were fully settled in 2024. See Note 10, Debt and Credit Agreements, for further information. Items classified as other primarily represent CSX's share of AOCI of equity method investees. Amounts reclassified from other to net earnings are included in purchased services and other or equipment and other rents on the consolidated income statements.

	Pension and Other Post-Employment Benefits	Interest Rate Derivatives	Other	Accumulated Other Comprehensive (Loss) Income
(Dollars in Millions)
Balance December 31, 2022, net of tax	$(519)	$150	$(41)	$(410)
Other Comprehensive Income (Loss)
Income Before Reclassifications	146	16	—	162
Amounts Reclassified to Net Earnings	18	—	5	23
Tax Expense	(35)	(16)	(3)	(54)
Total Other Comprehensive Income	$129	$—	$2	$131
Balance December 31, 2023, net of tax	$(390)	$150	$(39)	$(279)
Other Comprehensive Income (Loss)
Income Before Reclassifications	44	4	—	48
Amounts Reclassified to Net Earnings	10	—	2	12
Tax (Expense) Benefit	(13)	(1)	1	(13)
Total Other Comprehensive Income	$41	$3	$3	$47
Balance December 31, 2024, net of tax	$(349)	$153	$(36)	$(232)
Other Comprehensive Income (Loss)
Loss Before Reclassifications	(3)	—	—	(3)
Amounts Reclassified to Net Earnings	16	—	9	25
Tax Expense	(1)	(1)	(1)	(3)
Total Other Comprehensive Income (Loss)	$12	$(1)	$8	$19
Balance December 31, 2025, net of tax	$(337)	$152	$(28)	$(213)

CSX 2025 Form 10-K p.113

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
CSX 2025 Form 10-K p.114

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 17. Segment Reporting and Significant Expenses, continued

The table below presents information about the Company's significant expenses and the required reportable segment reconciliations for the years ended 2025, 2024 and 2023.

	Years Ended
	December 31, 2025		December 31, 2024		December 31, 2023
(Dollars in Millions)	Rail	Reconciliation to Consolidated	Rail	Reconciliation to Consolidated	Rail	Reconciliation to Consolidated
Revenue	$13,276		$13,696		$13,775

Reconciliation of Revenue
Trucking Revenue (a)		839		851		887
Elimination of intersegment revenues		(23)		(7)		(5)
Total Consolidated Revenue		$14,092		$14,540		$14,657

Expense
Labor and Fringe	$3,049		$2,971		$2,875
Purchased Services and Other	2,586		2,380		2,311
Depreciation and Amortization	1,616		1,598		1,550
Fuel
Locomotive	914		978		1,169
Non-Locomotive	99		102		103
Equipment and Other Rents	336		335		334
Gain on Property Disposition	(13)		(14)		(34)
Segment Operating Income	$4,689		$5,346		$5,467

Reconciliation of Operating Income
Trucking Expenses (b)		1,007		952		855
Elimination of intersegment expenses		(23)		(7)		(5)
Total Consolidated Operating Income		$4,521		$5,245		$5,499

Interest Expense		(844)		(832)		(809)
Other Income-Net		92		142		139
Earnings Before Income Taxes		$3,769		$4,555		$4,829

(a) Trucking revenue is comprised of revenue from Quality Carriers. Rail revenue represents revenue attributed to all CSX entities other than the trucking company, Quality Carriers.

(b) Trucking expenses include labor and fringe, purchased services and other, depreciation and amortization, fuel, equipment and other rents, and gains/losses on property dispositions from the operations of Quality Carriers. Rail expenses represent expenses attributable to all CSX entities other than the trucking company, Quality Carriers. Trucking expenses include $164 million and $108 million impairment charges related to Quality Carriers' goodwill in 2025 and 2024, respectively. See additional information in Note 18, Goodwill and Other Intangible Assets.
CSX 2025 Form 10-K p.115

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 17. Segment Reporting and Significant Expenses, continued

Capital expenditures made by the rail segment were $2.9 billion, $2.5 billion, and $2.2 billion for 2025, 2024 and 2023, respectively. Capital expenditures include $470 million in 2025 and $50 million in 2024 related to rebuilding the Blue Ridge subdivision as a result of impacts from Hurricane Helene. The total of the rail segment's reportable assets were $43.5 billion, $42.6 billion, and $42.0 billion as of December 31, 2025, 2024 and 2023, respectively, out of total consolidated assets of $43.7 billion, $42.8 billion, and $42.2 billion for the respective years. The remaining non-rail assets are comprised of assets held by the trucking operating segment.

NOTE 18. Goodwill and Other Intangible Assets

The following table presents goodwill and other intangible asset balances and adjustments to those balances for the years ended December 31, 2025, and 2024. There is no remaining goodwill attributed to the Company's trucking operating segment as of December 31, 2025, compared to goodwill of $159 million, and $245 million as of December 2024 and 2023, respectively. The goodwill balance attributed to the rail segment was $80 million at the end of each of the years shown. All intangible assets are attributed to the trucking operating segment.

	Goodwill	Intangible Assets
(Dollars in Millions)	Net Carrying Amount	Cost	Accumulated Amortization	Net Carrying Amount	Total Goodwill and Other Intangible Assets - Net
Balance at December 31, 2023	$325	$206	$(25)	$181	$506
Additions	22	25	—	25	47
Amortization	—	—	(12)	(12)	(12)
Impairment	(108)	—	—	—	(108)
Balance at December 31, 2024	$239	$231	$(37)	$194	$433
Additions	5	5	—	5	10
Amortization	—	—	(12)	(12)	(12)
Impairment	(164)	—	—	—	(164)
Balance at December 31, 2025	$80	$236	$(49)	$187	$267

Additions
During 2025 and 2024 the Company's trucking operating segment, which is solely comprised of Quality Carriers, completed several acquisitions that were immaterial individually and in aggregate. The acquisitions resulted in the addition of $5 million and $22 million of goodwill in the trucking operating segment in 2025 and 2024, respectively, which were subsequently impaired. Other intangible assets recognized as part of these acquisitions were $5 million and $25 million in 2025 and 2024, respectively.

Amortization
The Company's intangible assets balance primarily relates to intangibles recognized as part of the acquisition of Quality Carriers in 2021. Intangible assets recognized from the acquisition of $180 million consist of $150 million of customer relationships and $30 million of trade names that will be amortized over a weighted-average period of 20 years and 15 years, respectively.

CSX 2025 Form 10-K p.116

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data
NOTE 18. Goodwill and Other Intangible Assets, continued

2024 Impairment
The Company performed a quantitative assessment, which used a combination of the income and market approaches, as of October 1, 2024, to estimate the fair value of Quality Carriers. The income approach used a discounted cash flow model with significant assumptions for future revenue growth, EBITDA margin, capital expenditures and discount rate. The market approaches used valuation and transaction multiples for selected guideline public companies. Based on the quantitative assessment, CSX concluded the fair value of Quality Carriers did not exceed the carrying value. As a result, a $108 million impairment charge in the trucking operating segment was recorded in operating expense in the accompanying consolidated income statements. These inputs are classified as Level 3 measurements within the fair value hierarchy.

The impairment was driven by lower than previously expected financial performance projections, which were updated during the Company's annual financial plan process that takes place in the fourth quarter. Updates to longer-term projections reflect the effects of a trucking recession that has extended beyond previous expectations as well as higher discount rates.

2025 Impairment
During third quarter 2025, the Company determined that the extended trucking market recession, ongoing economic uncertainty and lower than previously expected financial performance triggered the need to perform an interim impairment assessment for goodwill associated with Quality Carriers. The Company performed a quantitative assessment, which used a combination of the income and market approaches, as of August 1, 2025, to estimate the fair value of Quality Carriers. The income approach used a discounted cash flow model with significant assumptions for future revenue growth, EBITDA margin, capital expenditures and discount rate. The market approach used revenue and EBITDA multiples for selected guideline public companies. These inputs are classified as Level 3 measurements within the fair value hierarchy. Based on the quantitative assessment, CSX concluded the fair value of Quality Carriers did not exceed its carrying value. As a result, all of the remaining Quality Carriers goodwill in the trucking operating segment was determined to be fully impaired and a $164 million impairment charge was recorded in operating expense in the accompanying consolidated income statements.

Additional Information
In addition to the quantitative assessment of goodwill, CSX evaluated the recoverability of the long-lived assets on the Quality Carriers reporting unit in the trucking operating segment in 2025 and 2024. Based on these assessments, CSX concluded the carrying values of these assets were recoverable and no impairment was recorded.

The Company performed a qualitative assessment over the goodwill of the reporting units in the rail segment during fourth quarter 2025 and 2024. No impairment was recorded as a result of those assessments.
CSX 2025 Form 10-K p.117

CSX CORPORATION
PART II
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
As of December 31, 2025, under the supervision and with the participation of CSX's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that, as of December 31, 2025, the Company's disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in CSX’s periodic SEC reports.

Management's Report on Internal Control over Financial Reporting
CSX’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the management of CSX, including CSX’s CEO and CFO, CSX conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which is also referred to as COSO. Based on that evaluation, management of CSX concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025. Management's assessment of the effectiveness of internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

The Company’s internal control over financial reporting as of December 31, 2025, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

CSX 2025 Form 10-K p.118

CSX CORPORATION
PART II
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of CSX Corporation

Opinion on Internal Control Over Financial Reporting
We have audited CSX Corporation’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, CSX Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated income statements, comprehensive income statements, statements of changes in shareholders' equity and cash flow statements for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 12, 2026, expressed an unqualified opinion thereon.

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

CSX 2025 Form 10-K p.119

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
February 12, 2026

CSX 2025 Form 10-K p.120

CSX CORPORATION
PART II
Changes in Internal Control over Financial Reporting
There were no material changes in the Company’s internal control over financial reporting.

Item 9B.  Other Information
    During the fourth quarter of 2025, none of the Company's directors or officers adopted or terminated any "Rule 10b5-1 trading arrangement" or any "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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

In accordance with Instruction G(3) of Form 10-K, the remaining information required by this item is incorporated herein by reference to the Proxy Statement. The Proxy Statement will be filed no later than April 30, 2026, with respect to the 2026 annual meeting of shareholders, except for the information regarding the executive officers of the Company. Information regarding executive officers is included in Part I of this report under the caption "Executive Officers of the Registrant."

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

CSX 2025 Form 10-K p.121

CSX CORPORATION
PART IV
Item 15.  Exhibits, Financial Statement Schedules
(a)(1) Financial Statements

See Index to Consolidated Financial Statements on page	50.
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
CSX 2025 Form 10-K p.122

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
June 11, 1999, Exhibit 10.6, Form 8-K
CSX 2025 Form 10-K p.123

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
September 2, 2004, Exhibit 10.2, Form 8-K
10.12**	CSX Directors’ Deferred Compensation Plan effective January 1, 2005	February 22, 2008, Exhibit 10.3, Form 10-K
10.13**	CSX Directors' Matching Gift Plan (as amended through February 9, 2011)	February 18, 2021, Exhibit 10.5, Form 10-K
10.14**	Special Retirement Plan of CSX Corporation and Affiliated Companies (as amended through February 14, 2001)	March 4, 2002, Exhibit 10.23, Form 10-K
10.15**	Supplemental Retirement Benefit Plan of CSX Corporation and Affiliated Companies (as amended through February 14, 2001)	March 4, 2002, Exhibit 10.24, Form 10-K
10.16**	CSX Stock and Incentive Award Plan	May 7, 2010, Exhibit 10.1, Form 8-K
10.17**	CSX Executives' Deferred Compensation Plan (as amended and restated effective July 11, 2023)	February 27, 2025, Exhibit 10.17, Form 10-K
10.18**	CSX 2019 Stock and Incentive Award Plan (incorporated by reference to Appendix A to the registrant’s Definitive Proxy Statement on Schedule 14A filed March 22, 2019)	May 8, 2019 Exhibit 10.1, Form 8-K
10.19**	Employment Agreement, dated August 29, 2022, between CSX Corporation and Joseph R. Hinrichs	October 21, 2022, Exhibit 10.1, Form 10-Q
10.20
$1,200,000,000 Five-Year Revolving Credit Agreement, dated as of February 28, 2023, among CSX Corporation, as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent
March 3, 2023 Exhibit 10.1, Form 8-K
10.21**	Form of LTIP Performance Unit Award Agreement	April 20, 2023, Exhibit 10.2, Form 10-Q
10.22**	Form of LTIP Performance Unit Award Agreement for Joseph R. Hinrichs	April 20, 2023, Exhibit 10.3, Form 10-Q
10.23**	Form of LTIP Stock Option Agreement	April 20, 2023, Exhibit 10.4, Form 10-Q
10.24**	Form of LTIP Stock Option Agreement for Joseph R. Hinrichs	April 20, 2023, Exhibit 10.5, Form 10-Q
10.25**	Form of LTIP Restricted Stock Unit Award Agreement	April 20, 2023, Exhibit 10.6, Form 10-Q
10.26**	Form of LTIP Restricted Stock Unit Award Agreement for Joseph R. Hinrichs	April 20, 2023, Exhibit 10.7, Form 10-Q
10.27**	CSX Corporation Executive Severance Plan, amended and restated as of July 11, 2023	October 20, 2023, Exhibit 10.1, Form 10-Q
10.28**	Form of Change of Control Agreement for Chief Executive Officer, effective as of July 11, 2023	October 20, 2023, Exhibit 10.2, Form 10-Q
10.29**	Form of Change of Control Agreement for Executive Vice President, effective as of July 11, 2023	October 20, 2023, Exhibit 10.3, Form 10-Q
CSX 2025 Form 10-K p.124

CSX CORPORATION
PART IV

Exhibit designation	Nature of exhibit	Previously filed as exhibit to
10.30**	Form of Change of Control Agreement for Senior Vice President/Vice President, effective as of July 11, 2023	October 20, 2023, Exhibit 10.4, Form 10-Q
10.31**	Employment Separation Agreement and Release Form, effective as of August 30, 2023, between CSX and Jamie J. Boychuk	October 20, 2023, Exhibit 10.5, Form 10-Q
10.32**	Non-Compete Agreement	February 27, 2025, Exhibit 10.34, Form 10-K
10.33**	Employment Separation Agreement and Release, dated September 28, 2025, between CSX Corporation and Joseph R. Hinrichs	October 16, 2025, Exhibit 10.4, Form 10-Q
10.34**	Employment Agreement, dated September 26, 2025, between CSX Corporation and Stephen Angel	October 16, 2025, Exhibit 10.1, Form 10-Q
10.35**	Change of Control Agreement, dated September 28, 2025, between CSX Corporation and Stephen Angel	October 16, 2025, Exhibit 10.2, Form 10-Q
10.36**	Confidentiality, Non-Solicitation and Non-Competition Agreement, made and entered into as of September 27, 2025, between CSX Corporation, and Stephen Angel	October 16, 2025, Exhibit 10.3, Form 10-Q
10.37* **	LTIP Performance Unit Award Agreement for Stephen Angel, effective as of October 1, 2025
10.38* **	LTIP Stock Option Agreement for Stephen Angel, effective as of October 1, 2025
10.39* **	Employment Separation Agreement and Release Form, effective as of October 28, 2025, between CSX and Sean R. Pelkey
Officer certifications:
31*	Rule 13a-14(a) Certifications
32*	Section 1350 Certifications
Interactive data files:
101*	The following financial information from CSX Corporation’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 12, 2026, formatted in XBRL includes: (i) Consolidated Income Statements for the years ended December 31, 2025, December 31, 2024, and December 31, 2023, (ii) Consolidated Comprehensive Income Statements for the years ended December 31, 2025, December 31, 2024, and December 31, 2023, (iii) Consolidated Balance Sheets at December 31, 2025 and December 31, 2024, (iv) Consolidated Cash Flow Statements for the years ended December 31, 2025, December 31, 2024 and December 31, 2023, (v) Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2025, December 31, 2024 and December 31, 2023, and (vi) the Notes to Consolidated Financial Statements.
104*	The cover page from CSX Corporation’s Annual Report on Form 10-K for the year ended December 31, 2025 formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.
CSX 2025 Form 10-K p.125

CSX CORPORATION
PART IV

Exhibit designation	Nature of exhibit	Previously filed as exhibit to
Other exhibits:
19*	Insider Trading Policy
21*	Subsidiaries of the Registrant
23*	Consent of Independent Registered Public Accounting Firm
24*	Powers of Attorney
97	Financial Statement Compensation Recoupment Policy	February 14, 2024, Exhibit 97, Form 10-K

* Filed herewith
** Management Contract or Compensatory Plan or Arrangement
(P) This Exhibit has been paper filed and is not subject to Item 601 of Reg S-K for hyperlinks.
Note: Items not filed herewith have been submitted in previous SEC filings.
CSX 2025 Form 10-K p.126

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSX CORPORATION
(Registrant)

By:   /s/ ANGELA C. WILLIAMS
Angela C. Williams
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Dated: February 12, 2026

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 12, 2026.

Signature	Title

/s/ STEPHEN F. ANGEL	President, Chief Executive Officer and Director
Stephen F. Angel	(Principal Executive Officer)

/s/ KEVIN S. BOONE	Executive Vice President and Chief Financial
Kevin S. Boone	Officer (Principal Financial Officer)

/s/ ANGELA C. WILLIAMS	Vice President and Chief Accounting Officer
Angela C. Williams	(Principal Accounting Officer)

/s/ MICHAEL S. BURNS	Senior Vice President and Chief Legal Officer, Corporate Secretary
Michael S. Burns	*Attorney-in-Fact

CSX 2025 Form 10-K p.127

SIGNATURES

Signature	Title

*	Chairman of the Board and Director
John J. Zillmer

*	Director
Ann D. Begeman

*	Director
Thomas P. Bostick

*	Director
Anne H. Chow

*	Director
Steven T. Halverson

*	Director
Paul C. Hilal

*	Director
David M. Moffett

*	Director
Linda H. Riefler

*	Director
Suzanne M. Vautrinot

*	Director
James L. Wainscott

*	Director
J. Steven Whisler

CSX 2025 Form 10-K p.128