Form 10-Q
period 2026-03-31
CSX CORP
filed 2026-04-22
CIK 277948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(☒)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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
Yes (☐) No (X)
There were 1,858,138,856 shares of common stock outstanding on March 31, 2026 (the latest practicable date that is closest to the filing date).
CSX Q1 2026 Form 10-Q p.1

CSX CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026
CSX Q1 2026 Form 10-Q p.2

CSX CORPORATION
PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED INCOME STATEMENTS (Unaudited)
(Dollars in Millions, Except Per Share Amounts)

	First Quarters
	2026	2025

Revenue	$3,482	$3,423
Expense
Labor and Fringe	812	821
Purchased Services and Other	616	774
Depreciation and Amortization	415	425
Fuel	302	275
Equipment and Other Rents	84	87
Total Expense	2,229	2,382

Operating Income	1,253	1,041

Interest Expense	(213)	(209)
Other Income - Net	23	26
Earnings Before Income Taxes	1,063	858

Income Tax Expense	(256)	(212)
Net Earnings	$807	$646

Per Common Share (Note 2)
Net Earnings Per Share, Basic	$0.43	$0.34
Net Earnings Per Share, Assuming Dilution	$0.43	$0.34

Average Shares Outstanding (In Millions)	1,860	1,890
Average Shares Outstanding, Assuming Dilution (In Millions)	1,862	1,892

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS (Unaudited)
(Dollars in Millions)

	First Quarters
	2026	2025
Total Comprehensive Earnings (Note 10)	$808	$651

See accompanying notes to consolidated financial statements.
CSX Q1 2026 Form 10-Q p.3

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	(Unaudited)
	March 31, 2026	December 31, 2025
ASSETS
Current Assets:
Cash and Cash Equivalents	$964	$670
Short-term Investments (Note 9)	145	5
Accounts Receivable - Net (Note 8)	1,387	1,298
Materials and Supplies	439	390
Other Current Assets	176	187
Total Current Assets	3,111	2,550

Properties	54,078	53,816
Accumulated Depreciation	(17,262)	(17,005)
Properties - Net	36,816	36,811

Investment in Affiliates and Other Companies	2,653	2,634
Right-of-Use Lease Asset	451	464
Goodwill and Other Intangible Assets - Net	264	267
Other Long-term Assets	937	956
Total Assets	$44,232	$43,682

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$1,115	$1,149
Labor and Fringe Benefits Payable	414	532
Casualty, Environmental and Other Reserves (Note 4)	179	184
Current Maturities of Long-term Debt (Note 7)	710	708
Income and Other Taxes Payable	294	118
Interest Payable	243	170
Other Current Liabilities	266	272
Total Current Liabilities	3,221	3,133

Casualty, Environmental and Other Reserves (Note 4)	300	295
Long-term Debt (Note 7)	18,158	18,165
Deferred Income Taxes - Net	7,965	7,914
Long-term Lease Liability	469	479
Other Long-term Liabilities	538	536
Total Liabilities	30,651	30,522

Shareholders' Equity:
Common Stock, $1 Par Value	1,858	1,860
Other Capital	1,038	948
Retained Earnings	10,891	10,560
Accumulated Other Comprehensive Loss (Note 10)	(212)	(213)
Non-controlling Minority Interest	6	5
Total Shareholders' Equity	13,581	13,160
Total Liabilities and Shareholders' Equity	$44,232	$43,682
See accompanying notes to consolidated financial statements.
CSX Q1 2026 Form 10-Q p.4

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CASH FLOW STATEMENTS (Unaudited)
(Dollars in Millions)

	Three Months
	2026	2025

OPERATING ACTIVITIES
Net Earnings	$807	$646
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and Amortization	415	425
Deferred Income Taxes	51	13
Other Operating Activities	(47)	(4)
Changes in Operating Assets and Liabilities:
Accounts Receivable	(120)	(9)
Other Current Assets	(38)	(34)
Accounts Payable	64	34
Income and Other Taxes Payable	176	175
Other Current Liabilities	(36)	9
Net Cash Provided by Operating Activities	1,272	1,255

INVESTING ACTIVITIES
Property Additions	(543)	(719)
Purchases of Short-Term Investments	(140)	—
Proceeds from Sales of Short-term Investments	5	67
Proceeds and Advances from Property Dispositions	64	23
Other Investing Activities	47	(18)
Net Cash Used In Investing Activities	(567)	(647)

FINANCING ACTIVITIES
Shares Repurchased	(222)	(751)
Dividends Paid	(260)	(245)
Long-term Debt Repaid (Note 7)	(2)	(2)
Long-term Debt Issued (Note 7)	—	600
Other Financing Activities	73	(4)
Net Cash Used in Financing Activities	(411)	(402)

Net Increase in Cash and Cash Equivalents	294	206

CASH AND CASH EQUIVALENTS
Cash and Cash Equivalents at Beginning of Period	670	933
Cash and Cash Equivalents at End of Period	$964	$1,139

Certain prior year data has been reclassified to conform to the current presentation.
See accompanying notes to consolidated financial statements.
CSX Q1 2026 Form 10-Q p.5

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY (Unaudited)
(Dollars in Millions)

Three Months 2026	Common Shares Outstanding (Thousands)	Common Stock and Other Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income(a)	Non-controlling Minority Interest	Total Shareholders' Equity

Balance December 31, 2025	1,859,659	$2,808	$10,560	$(213)	$5	$13,160
Comprehensive Earnings:
Net Earnings	—	—	807	—	—	807
Other Comprehensive Income	—	—	—	1	—	1
Total Comprehensive Earnings						808

Common stock dividends, $0.14 per share	—	—	(260)	—	—	(260)
Share Repurchases	(5,686)	(6)	(216)	—	—	(222)
Excise Tax on Net Share Repurchases	—	—	(1)	—	—	(1)
Stock Option Exercises and Other	3,858	94	1	—	1	96
Balance March 31, 2026	1,857,831	$2,896	$10,891	$(212)	$6	$13,581

Three Months 2025	Common Shares Outstanding (Thousands)	Common Stock and Other Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income(a)	Non-controlling Minority Interest	Total Shareholders' Equity

Balance December 31, 2024	1,900,190	$2,746	$9,988	$(232)	$5	$12,507
Comprehensive Earnings:
Net Earnings	—	—	646	—	—	646
Other Comprehensive Income	—	—	—	5	—	5
Total Comprehensive Earnings						651

Common stock dividends, $0.13 per share	—	—	(245)	—	—	(245)
Share Repurchases	(23,707)	(24)	(727)	—	—	(751)
Excise Tax on Net Share Repurchases	—	—	(7)	—	—	(7)
Stock Option Exercises and Other	1,894	20	—	—	—	20
Balance March 31, 2025	1,878,377	$2,742	$9,655	$(227)	$5	$12,175
(a) Accumulated Other Comprehensive Loss balances shown above are net of tax. The associated taxes were $58 million as of December 31, 2025, $57 million as of March 31, 2026, $61 million as of December 31, 2024, and $59 million as of March 31, 2025. For additional information, see Note 10, Other Comprehensive Income.

See accompanying notes to consolidated financial statements.
CSX Q1 2026 Form 10-Q p.6

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
CSX Q1 2026 Form 10-Q p.7

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

Fiscal Year
The Company's fiscal periods are based upon the calendar year. Except as otherwise specified, references to “first quarter(s)” or “three months” indicate CSX's fiscal periods ending March 31, 2026, and March 31, 2025, and references to "year-end" indicate the fiscal year ended December 31, 2025.

New Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. This standard update requires additional disclosures about certain expenses in commonly presented expense captions. The Company is required to adopt the guidance for its 2027 annual report on Form 10-K, though early adoption is permitted. The Company is currently evaluating the impact of these amendments on its disclosures, but this standard update will not impact the Company's results of operations or financial position.

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

CSX Q1 2026 Form 10-Q p.8

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2.    Earnings Per Share

The following table sets forth the computation of basic earnings per share and earnings per share, assuming dilution.

	First Quarters
	2026	2025
Numerator (Dollars in Millions):
Net Earnings	$807	$646

Denominator (Units in Millions):
Average Common Shares Outstanding	1,860	1,890
Other Potentially Dilutive Common Shares	2	2
Average Common Shares Outstanding, Assuming Dilution	1,862	1,892

Net Earnings Per Share, Basic	$0.43	$0.34
Net Earnings Per Share, Assuming Dilution	$0.43	$0.34

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

	First Quarters
	2026	2025
Antidilutive Stock Options Excluded from Diluted EPS (Units in Millions)	2	4

CSX Q1 2026 Form 10-Q p.9

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2.    Earnings Per Share, continued

Share Repurchases
During fourth quarter 2023, the Company began repurchasing shares under the $5 billion share repurchase program approved in October 2023. Total repurchase authority remaining was $989 million as of March 31, 2026.

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

During first quarters ended March 31, 2026, and March 31, 2025, the Company engaged in the following repurchase activities:

	First Quarters
	2026	2025
Shares Repurchased (Millions)	6	24
Cost of Shares (Dollars in Millions)	$222	$751
Average Price Paid per Share	$39.02	$31.66

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

Dividend Increase
On February 26, 2026, the Company's Board of Directors authorized an 8% increase in the quarterly cash dividend to $0.14 per common share effective March 2026.

CSX Q1 2026 Form 10-Q p.10

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

	First Quarters
(Dollars in Millions)	2026	2025
Share-Based Compensation Expense:
Restricted Stock Units	$4	$6
Stock Options	3	3
Stock Awards for Directors	2	3
Employee Stock Purchase Plan	2	2
Performance Units	2	—
Total Share-Based Compensation Expense	$13	$14
Income Tax Benefit	$7	$3

Long-term Incentive Plan
In February 2026, the Company granted the following awards under a new long-term incentive plan ("LTIP") for the years 2026 through 2028, which was adopted under the CSX 2019 Stock and Incentive Award Plan.

	Granted (Thousands)	Weighted Avg. Fair Value
Performance Units	637	$50.18
Restricted Stock Units	255	42.65
Stock Options	1,271	12.83

CSX Q1 2026 Form 10-Q p.11

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3.     Stock Plans and Share-Based Compensation, continued

Performance Units
Units vest based on performance approximately three years after grant with payouts made in CSX common stock. The 2026-2028 plan's performance measures are Return on Invested Capital (“ROIC”) and relative Total Shareholder Return (“rTSR”). These measures are assessed independently of each other and weighted at 60% ROIC and 40% rTSR, respectively, for a total payout of 100% of the grant value. If the maximum ROIC and maximum rTSR are achieved, then the measures would generate a payout of 120% and 80%, respectively, for a total payout at 200%.

ROIC is calculated by dividing net operating profit after taxes, adjusting for certain items as defined in the Plan, by invested capital to measure how effectively the Company uses its capital to generate returns. Net operating profit after taxes is calculated as net income, adjusted to exclude the cost and tax impact of interest, including implied lease interest. Invested capital is composed of the average of the Company's debt, including financing and operating leases, and shareholders equity as of the end of the most recent five quarters.

The rTSR measure shows how the Company performed compared to its competitors by ranking the companies in the S&P 500 Industrials from highest to lowest according to their respective TSRs and calculating the percentile performance of CSX relative to the peer companies. The fair values of the rTSR component of performance units were calculated using a Monte-Carlo simulation model.

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

Other Awards
Awards are periodically granted outside of the annual LTIP program, subject to approval by the Board of Directors, Compensation and Talent Management Committee, or Chief Executive Officer ("CEO") as appropriate. Immaterial awards outside of the annual LTIP program were granted to certain management employees other than senior executives during the first quarters ended March 31, 2026, and March 31, 2025.

For more information related to the Company's outstanding long-term incentive compensation, including units granted under previous LTIPs, see CSX's most recent annual report on Form 10-K.

CSX Q1 2026 Form 10-Q p.12

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.    Casualty, Environmental and Other Reserves

Personal injury and environmental reserves are considered critical accounting estimates due to the need for management judgment. Casualty, environmental and other reserves are reflected in the consolidated balance sheets as shown in the table below.

	March 31, 2026			December 31, 2025
(Dollars in Millions)	Current	Long-term	Total	Current	Long-term	Total

Casualty:
Personal Injury	$60	$94	$154	$60	$94	$154
Occupational	6	53	59	6	53	59
Total Casualty	66	147	213	66	147	213
Environmental	49	105	154	49	107	156
Other	64	48	112	69	41	110
Total	$179	$300	$479	$184	$295	$479

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

Personal Injury
Personal injury reserves represent liabilities for employee work-related and third-party injuries. Work-related injuries for CSXT employees are primarily subject to the Federal Employers’ Liability Act (“FELA”). CSXT retains an independent actuary to assist management in assessing the value of personal injury claims. An analysis is performed by the actuary quarterly and is reviewed by management. This analysis did not result in a material adjustment to the personal injury reserve in the quarters ended March 31, 2026, or March 31, 2025.

CSX Q1 2026 Form 10-Q p.13

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.    Casualty, Environmental and Other Reserves, continued

Occupational
Occupational reserves represent liabilities arising from allegations of exposure to certain materials in the workplace (such as solvents, soaps, chemicals and diesel fumes), past exposure to asbestos or allegations of chronic physical injuries resulting from work conditions (such as repetitive stress injuries). The Company retains an independent actuary to analyze the Company’s historical claim filings, settlement amounts, and dismissal rates to assist in determining future anticipated claim filing rates and average settlement values. This analysis is performed by the actuary and reviewed by management quarterly. The analysis did not result in a material adjustment to the occupational reserve in the quarters ended March 31, 2026, or March 31, 2025.

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

CSX Q1 2026 Form 10-Q p.14

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

The Company is able to estimate a range of possible loss for certain matters for which a loss is reasonably possible in excess of reserves established. The Company has estimated this range to be $2 million to $73 million in the aggregate at March 31, 2026. This estimated aggregate range is based upon currently available information and is subject to significant judgment and a variety of assumptions. Accordingly, the Company's estimate will change from time to time, and actual losses may vary significantly from the current estimate.

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
CSX Q1 2026 Form 10-Q p.15

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 5.    Commitments and Contingencies, continued

Although the class was not certified, individual shippers have since brought claims against the railroads, which were also transferred to federal court in the District of Columbia for pre-trial proceedings but before a different judge. In March 2024, the original case was reassigned to the judge in the later-filed case. The railroads filed motions for summary judgment on July 17, 2024, with the briefing completed in December 2024. The judge held a hearing on the railroads' summary judgment motions on June 18, 2025, and granted summary judgment in favor of the railroads on June 24, 2025, ordering the cases closed. Most of the individual shippers have appealed the summary judgment ruling to the U.S. Court of Appeals for the D.C. Circuit. Briefing on the appeal is scheduled to conclude on April 23, 2026, after which the court will schedule oral argument.

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
CSX Q1 2026 Form 10-Q p.16

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

On October 2, 2025, Occidental Petroleum Corporation announced a definitive agreement for Berkshire Hathaway to acquire Occidental’s chemical business, which had been separated into its own entity as a result of Occidental having completed a divisive merger under Texas law that divided its overall business into two entities. A newly formed Texas corporation also called Occidental Chemical Corporation (“New Occidental”), now holds the company’s manufacturing assets, while Environmental Resource Holdings, also a Texas corporation (“ERH”), holds legacy environmental liabilities, including those related to the Lower Passaic River. This transaction, through which Occidental Petroleum Corporation sold all equity interests in New Occidental to Berkshire Hathaway, closed on January 2, 2026. On February 6, 2026, a group of parties, including Pharmacia, filed a complaint in New Jersey federal court seeking a declaratory judgment that New Occidental remains jointly and severally liable with ERH for CERCLA liability related to the Lower Passaic River.

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

CSX Q1 2026 Form 10-Q p.17

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

	Pension Benefits Cost
	First Quarters
(Dollars in Millions)	2026	2025
Service Cost Included in Labor and Fringe	$6	$5

Interest Cost	25	27
Expected Return on Plan Assets	(37)	(40)
Amortization of Net Loss	6	6
Total Included in Other Income - Net	(6)	(7)

Net Periodic Benefit Cost/ (Credit)	$—	$(2)

Qualified pension plan obligations are funded in accordance with regulatory requirements and with an objective of meeting or exceeding minimum funding requirements necessary to avoid restrictions on flexibility of plan operation and benefit payments. No contributions to the Company's qualified pension plans are expected in 2026.

CSX Q1 2026 Form 10-Q p.18

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7.    Debt and Credit Agreements

Total activity related to long-term debt during the quarter ended March 31, 2026, is shown in the table below. For fair value information related to the Company's long-term debt, see Note 9, Fair Value Measurements.

(Dollars in Millions)	Current Portion	Long-term Portion	Total
Long-term Debt as of December 31, 2025	$708	$18,165	$18,873
2026 Activity:
Long-term Debt Repaid	(2)	—	(2)
Reclassifications	4	(4)	—
Hedging, Discount, Premium and Other Activity	—	(3)	(3)
Long-term Debt as of March 31, 2026	$710	$18,158	$18,868

Interest Rate Derivatives
Fair Value Hedges
In first quarter 2025, CSX entered into two fixed-to-floating interest rate swaps classified as fair value hedges. The swaps are designed to hedge 10 years of interest rate risk associated with market fluctuations attributable to the Secured Overnight Financing Rate ("SOFR") on a cumulative $250 million of fixed rate outstanding notes which are due in 2055. The cumulative fair value of these swaps, which is included in other long-term assets on the consolidated balance sheet, was an asset of $7 million and $9 million as of March 31, 2026, and December 31, 2025, respectively.

CSX has seven other fixed-to-floating interest rate swaps classified as fair value hedges. The swaps are designed to hedge 10 years of interest rate risk associated with market fluctuations attributable to SOFR on a cumulative $1.1 billion of fixed rate outstanding notes which are due between 2032 and 2040. These swaps are comprised of two swaps entered during 2023 (“2023 swaps”) and five swaps entered during 2022 (“2022 swaps”). The cumulative fair value of the 2023 swaps was an asset of $12 million and $14 million as of March 31, 2026, and December 31, 2025, respectively, and is included in other long-term assets on the consolidated balance sheet. The cumulative fair value of the 2022 swaps was a liability of $92 million and $87 million as of March 31, 2026, and December 31, 2025, respectively, and is included in other long-term liabilities on the consolidated balance sheet.

The swaps expire between 2032 and 2055. If settled early, the remaining cumulative fair value adjustment to the hedged notes will be amortized over the remaining life of the associated notes. The cumulative adjustment to the hedged notes is included in long-term debt on the consolidated balance sheet as shown in the following table below.

(Dollars in Millions)	March 31, 2026	December 31, 2025
Notional Value of Hedged Notes	$1,300	$1,300
Fair Value Asset Adjustment to Hedged Notes	19	23
Fair Value Liability Adjustment to Hedged Notes	(92)	(87)
Carrying Amount of Hedged Notes	$1,227	$1,236

CSX Q1 2026 Form 10-Q p.19

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

	First Quarters
(Dollars in Millions)	2026	2025
Interest Expense Impact (Increase)/ Decrease	$(3)	$(5)

Cash Flow Hedges
The Company had forward starting interest rate swaps, designated as cash flow hedges in accordance with the Derivatives and Hedging Topic in the ASC, that had an aggregate notional value of $500 million at inception. These swaps were effected to hedge the benchmark interest rate associated with future interest payments related to the anticipated refinancing of $850 million of 3.25% notes due in 2027. CSX executed a final settlement of the notional value of the cash flow hedges in second quarter 2024, so no unsettled aggregate notional value of these swaps remained and there is no related asset or liability as of March 31, 2026, and December 31, 2025.

The unrealized gain associated with the settled portion of the swaps is recorded net of tax in accumulated other comprehensive income ("AOCI") on the consolidated balance sheet. As these swaps were fully settled in 2024, subsequent gains or losses are only attributable to tax effects. The unrealized gain associated with the settled portion of the hedges will continue to be classified in AOCI until the associated debt instrument is issued in the future. The unrealized gain in AOCI will be recognized in earnings as an adjustment to interest expense over the same period during which the hedged transaction affects earnings. See Note 9, Fair Value Measurements, and Note 10, Other Comprehensive Income (Loss), for additional information about the Company's swaps.
CSX Q1 2026 Form 10-Q p.20

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 7.    Debt and Credit Agreements, continued

Credit Facility
The Company has a $1.2 billion unsecured revolving credit facility backed by a diverse syndicate of banks. This facility allows same-day borrowings at floating interest rates, based on SOFR or an agreed-upon replacement reference rate, plus a spread that depends upon CSX's senior unsecured debt ratings. This facility expires in February 2028. As of March 31, 2026, the Company had no outstanding balances under this facility.

Commitment fees and interest rates payable under the facility were similar to fees and rates available to comparably rated investment-grade borrowers. As of first quarter 2026, CSX was in compliance with all covenant requirements under this facility.

Commercial Paper
Under its commercial paper program, which is backed by the revolving credit facility, the Company may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $1.0 billion outstanding at any time. Proceeds from issuances of the notes are used for general corporate purposes. At March 31, 2026, the Company had no outstanding debt under the commercial paper program.
CSX Q1 2026 Form 10-Q p.21

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

	First Quarters
(Dollars in Millions)	2026	2025

Chemicals	$722	$698
Agricultural and Food Products	409	408
Automotive	275	271
Forest Products	229	249
Metals and Equipment	220	209
Minerals	192	181
Fertilizers	141	136
Total Merchandise	2,188	2,152

Intermodal	518	493
Coal	458	461
Trucking	202	202
Other	116	115
Total	$3,482	$3,423

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

(Dollars in Millions)	March 31, 2026	December 31, 2025

Freight Receivables	$1,070	$932
Freight Allowance for Credit Losses	(21)	(23)
Freight Receivables - Net	1,049	909

Non-Freight Receivables	355	404
Non-Freight Allowance for Credit Losses	(17)	(15)
Non-Freight Receivables - Net	338	389
Total Accounts Receivable - Net	$1,387	$1,298

The Company maintains an allowance for expected credit losses to provide for the estimated amount of receivables that will not be collected. The allowance is based upon an assessment of risk characteristics, historical payment experience, and the age of outstanding receivables adjusted for forward-looking economic conditions as necessary. Credit losses recognized on the Company’s accounts receivable were not material in the first quarters ended March 31, 2026, or 2025.
CSX Q1 2026 Form 10-Q p.22

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

The corporate bonds, asset-backed securities and government securities are valued using broker quotes that utilize observable market inputs, which are Level 2 inputs. The carrying amounts of time deposits, which are reported in the consolidated balance sheet using Level 2 inputs, approximate fair value due to their short-term nature. Unrealized losses as of March 31, 2026, and March 31, 2025, were not material. The Company believes any impairment of investments held with gross unrealized losses to be temporary and not the result of credit risk.

The Company's investment assets are carried at fair value on the consolidated balance sheets, within the line items short-term investments and other long-term assets, as summarized in the following table.

	March 31, 2026			December 31, 2025
(Dollars in Millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Exchange-traded Funds	$5	$—	$5	$5	$—	$5
Time Deposits	—	140	140	—	—	—
Corporate Bonds	—	69	69	—	82	82
Government Securities	—	69	69	—	71	71
Asset-backed Securities	—	20	20	—	29	29
Total Investments at Fair Value	$5	$298	$303	$5	$182	$187

Total investments in debt securities of $298 million as of March 31, 2026, and $182 million as of December 31, 2025, had an amortized cost of $299 million and $181 million, respectively. These investments have the following maturities:

(Dollars in Millions)	March 31, 2026	December 31, 2025
Less than 1 year	$145	$5
1 - 5 years	81	94
5 - 10 years	38	42
Greater than 10 years	34	41
Total Investments at Fair Value (a)	$298	$182

(a) Exchange-traded funds are excluded as there is no stated contractual maturity date.
CSX Q1 2026 Form 10-Q p.23

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

The fair value and carrying value of the Company's long-term debt is as follows:

(Dollars in Millions)	March 31, 2026	December 31, 2025
Long-term Debt (Including Current Maturities):
Fair Value	$17,022	$17,305
Carrying Value	18,868	18,873

Interest Rate Derivatives
The Company’s fixed-to-floating swaps are carried at fair value, which is determined with assistance from a third party based upon pricing models using inputs observed from actively quoted markets. All of the inputs used to determine the fair value of the fixed-to-floating interest rate swaps are Level 2 inputs. The fair value of the Company’s fixed-to-floating interest rate swaps was an asset of $19 million and $23 million (for swaps entered in 2025 and 2023), and a liability of $92 million and $87 million (for swaps entered in 2022) as of March 31, 2026, and December 31, 2025, respectively.

Changes in interest rates no longer impact the fair value of the Company’s forward starting interest rate swaps because they are fully settled. See Note 7, Debt and Credit Agreements, for further information.

CSX Q1 2026 Form 10-Q p.24

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10.     Other Comprehensive Income (Loss)

Total comprehensive earnings represents all changes in shareholders' equity during a period, other than those resulting from investments by and distributions to shareholders (e.g. issuance of equity securities and dividends). Generally, for CSX, total comprehensive earnings equals net earnings plus or minus adjustments for pension and other post-retirement liabilities, derivative activity and other items. Total comprehensive earnings is presented net of tax and was $808 million and $651 million for first quarters 2026 and 2025, respectively.

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

	Pension and Other Post-Employment Benefits	Interest Rate Derivatives	Other	Accumulated Other Comprehensive (Loss) Income
(Dollars in Millions)
Balance December 31, 2025, Net of Tax	$(337)	$152	$(28)	$(213)
Other Comprehensive Income (Loss)
Amounts Reclassified to Net Earnings	4	—	(2)	2
Tax Expense	(1)	—	—	(1)
Total Other Comprehensive Income (Loss)	3	—	(2)	1
Balance March 31, 2026, Net of Tax	$(334)	$152	$(30)	$(212)
CSX Q1 2026 Form 10-Q p.25

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

CSX Q1 2026 Form 10-Q p.26

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 11. Segment Reporting and Significant Expenses, continued

The table below presents information about the Company's significant expenses and the required reportable segment reconciliations for the quarters ended March 31, 2026, and March 31, 2025.

	First Quarters
	2026		2025
(Dollars in Millions)	Rail	Reconciliation to Consolidated	Rail	Reconciliation to Consolidated
Revenue (a)	$3,280		$3,221

Reconciliation of Revenue
Trucking Revenue (a)		205		207
Elimination of intersegment revenues		(3)		(5)
Total Consolidated Revenue		$3,482		$3,423

Expense (b)
Labor and Fringe	$763		$774
Purchased Services and Other	549		662
Depreciation and Amortization	399		410
Fuel
Locomotive	251		225
Non-Locomotive	28		30
Equipment and Other Rents	79		82
Gain on Property Disposition	(44)		—
Segment Operating Income	$1,255		$1,038

Reconciliation of Operating Income
Trucking Expenses (b)		207		204
Elimination of intersegment expenses		(3)		(5)
Total Consolidated Operating Income		$1,253		$1,041

Interest Expense		(213)		(209)
Other Income - Net		23		26
Earnings Before Income Taxes		$1,063		$858

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

CSX Q1 2026 Form 10-Q p.27

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 11. Segment Reporting and Significant Expenses, continued

Capital expenditures made by the rail segment were $537 million and $691 million, for the first quarters 2026 and 2025, respectively. The total of the rail segment's reportable assets was $44.1 billion and $43.5 billion as of March 31, 2026, and December 31, 2025, respectively, out of total consolidated assets of $44.2 billion and $43.7 billion for the respective periods. The remaining non-rail assets are comprised of assets held by the trucking operating segment.

CSX Q1 2026 Form 10-Q p.28

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER 2026 RESULTS

•Revenue increased $59 million, or 2%, year over year.
•Expenses decreased $153 million, or 6%, year over year.
•Operating income of $1.3 billion increased $212 million, or 20%, year over year.
•Operating margin of 36.0% improved 560 basis points versus the prior year.
•Earnings per diluted share of $0.43 increased $0.09, or 26%, year over year.

	First Quarters
	2026	2025	Fav / (Unfav)	% Change
Volume (in Thousands)	1,559	1,518	41	3%

(in Millions)
Revenue	$3,482	$3,423	$59	2
Expense	2,229	2,382	153	6
Operating Income	$1,253	$1,041	$212	20%

Operating Margin	36.0%	30.4%	560	bps

Earnings Per Diluted Share	$0.43	$0.34	$0.09	26%

CSX Q1 2026 Form 10-Q p.29

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Volume and Revenue (Unaudited)
Volume (Thousands of Units); Revenue (Dollars in Millions); Revenue Per Unit (Dollars)
First Quarters
	Volume			Revenue			Revenue Per Unit
	2026	2025	% Change	2026	2025	% Change	2026	2025	% Change
Chemicals	168	166	1%	$722	$698	3%	$4,298	$4,205	2%
Agricultural and Food Products	116	115	1	409	408	—	3,526	3,548	(1)
Automotive	87	87	—	275	271	1	3,161	3,115	1
Minerals	82	79	4	192	181	6	2,341	2,291	2
Metals and Equipment	65	65	—	220	209	5	3,385	3,215	5
Forest Products	64	70	(9)	229	249	(8)	3,578	3,557	1
Fertilizers	49	48	2	141	136	4	2,878	2,833	2
Total Merchandise	631	630	—	2,188	2,152	2	3,468	3,416	2
Intermodal	757	716	6	518	493	5	684	689	(1)
Coal	171	172	(1)	458	461	(1)	2,678	2,680	—
Trucking	—	—	—	202	202	—	—	—	—
Other	—	—	—	116	115	1	—	—	—
Total	1,559	1,518	3%	$3,482	$3,423	2%	$2,233	$2,255	(1)%

CSX Q1 2026 Form 10-Q p.30

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Quarter 2026

Revenue
Total revenue increased 2% in first quarter 2026 when compared to first quarter 2025 due to higher pricing in merchandise, volume growth in intermodal, higher domestic coal revenue, and increased fuel surcharge revenue. These increases were partially offset by a decrease in export coal revenue, including the impact of lower benchmark rates.
Merchandise Volume
Chemicals - Increased due to higher shipments of sand, petcoke, and waste, partially offset by lower shipments of crude oil.
Agricultural and Food Products - Increased due to higher shipments of feed ingredients and export grains, partially offset by decreased shipments of domestic feed grain, food and consumer products, and ethanol.
Automotive - Flat despite the impact of a temporary outage at a customer location associated with re-tooling efforts.
Minerals - Increased due to higher shipments of cement and salt.
Metals and Equipment - Flat as increased scrap and pipe shipments were offset by lower steel and aluminum shipments, which include the impact of customer plant closures.
Forest Products - Decreased due to lower shipments of pulp and paper products, which include the impacts of both customer plant closures and temporary outages, as well as lower shipments of building products.
Fertilizers - Increased due to higher short-haul phosphates shipments, partially offset by decreases in long-haul shipments.
Intermodal Volume
Domestic shipments increased due to wins with key customers and new service offerings. International shipments were relatively flat to prior year levels.
Coal Volume
Domestic coal increased due to higher shipments to utility plants, partially offset by lower shipments to river terminals. Export coal decreased due to lower shipments of metallurgical coal primarily as a result of weather impacts on the overall supply chain.
Trucking Revenue
Trucking revenue was flat to prior year results.
Other Revenue
Other revenue increased $1 million.
CSX Q1 2026 Form 10-Q p.31

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Expenses
Expenses of $2.2 billion decreased $153 million, or 6%, in first quarter 2026 when compared to the first quarter 2025.
Labor and Fringe expense decreased $9 million due to the following:
•Inflation increases of $41 million were almost entirely offset by efficiency savings, which were primarily driven by lower headcount.
•All other net costs decreased $10 million.
Purchased Services and Other expense decreased $158 million due to the following:
•Efficiency savings net of inflation were $50 million, driven by cost reductions across operating and support functions.
•Gains on property dispositions were $44 million in first quarter 2026 compared to no gains in the prior year.
•A decrease of $20 million was due to the effects of network disruptions and congestion in the prior year, which included higher locomotive usage costs and rerouting charges associated with the Howard Street Tunnel project.
•All other net costs decreased $44 million due to several non-significant items, roughly one-third of which relate to prior year costs that did not recur in the current year.
Depreciation and Amortization expense decreased $10 million primarily as a result of an equipment depreciation study.
Fuel costs increased $27 million primarily due to a 14% increase in locomotive fuel prices.
Equipment and Other Rents expense decreased $3 million.

Interest Expense
Interest expense increased $4 million primarily due to higher average debt balances.
Other Income - Net
Other income - net decreased $3 million primarily due to lower interest income.
Income Tax Expense
Income tax expense increased $44 million primarily due to higher earnings before income taxes.
CSX Q1 2026 Form 10-Q p.32

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

The increase in FCF before dividends from the prior year of $234 million is primarily due to higher net earnings and decreased property additions, partially offset by unfavorable working capital activities. Prior year property additions include $133 million related to rebuilding the Blue Ridge subdivision, which was reopened in September 2025.

The following table reconciles cash provided by operating activities (GAAP measure) to FCF before dividends (non-GAAP measure).

	Three Months
(Dollars in Millions)	2026	2025
Net cash provided by operating activities	$1,272	$1,255
Property Additions	(543)	(719)
Proceeds and Advances from Property Dispositions	64	23
Free Cash Flow (before payment of dividends)	$793	$559
CSX Q1 2026 Form 10-Q p.33

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

In the first quarter of 2026, velocity and dwell both improved by 7% versus prior year. Carload trip plan performance improved by 7% and intermodal trip plan performance decreased by 2%. The Company continues to focus on operational improvements and executing the operating plan to deliver safe, reliable, and efficient service to customers.

The Federal Railroad Administration (“FRA”) personal injury frequency index of 0.81 in first quarter 2026 improved 13% compared to prior year and the FRA train accident rate of 2.44 improved 31%. Safety is a top priority at CSX, and the Company is committed to reducing risk and enhancing the overall safety of its employees, customers, and communities in which it operates.

	First Quarters
	2026	2025	Improvement / (Deterioration)
Operations Performance
Train Velocity (Miles Per Hour)	18.9	17.6	7%
Dwell (Hours)	10.7	11.5	7%
Cars Online	123,804	132,200	6%

On-Time Originations	73%	68%	7%
On-Time Arrivals	61%	55%	11%
Carload Trip Plan Performance	74%	69%	7%
Intermodal Trip Plan Performance	88%	90%	(2)%

Fuel Efficiency	0.97	0.99	2%

Revenue Ton-Miles (Billions)
Merchandise	32.6	32.3	1%
Coal	8.5	8.4	1%
Intermodal	7.5	7.1	6%
Total Revenue Ton-Miles	48.6	47.8	2%

Total Gross Ton-Miles (Billions)	93.5	93.9	—%

Safety
FRA Personal Injury Frequency Index	0.81	0.93	13%
FRA Train Accident Rate	2.44	3.56	31%
Certain operating statistics are estimated and can continue to be updated as actuals settle. The methodology for calculating train velocity, dwell, cars online and trip plan performance differs from that used by the Surface Transportation Board. The Company will continue to report these metrics to the Surface Transportation Board using the prescribed methodology.
CSX Q1 2026 Form 10-Q p.34

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
CSX Q1 2026 Form 10-Q p.35

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

Material Changes in Significant Cash Flows
    The following chart highlights the operating, investing and financing components of the net increases of $294 million and $206 million in cash and cash equivalents for the three months ended March 31, 2026, and March 31, 2025, respectively.

•The Company generated $17 million more cash from operating activities primarily resulting from higher cash-generating net earnings, mostly offset by unfavorable working capital activity.
•CSX used $80 million less cash for investing activities primarily due to lower property additions consistent with planned capital expenditures, as prior year included $133 million related to rebuilding the Blue Ridge subdivision. Partially offsetting this decrease, the Company purchased short-term investments in 2026.
•The Company used $9 million more cash for financing activities as reduced cash from debt issuance was mostly offset by lower share repurchases.

CSX Q1 2026 Form 10-Q p.36

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sources of Cash and Liquidity and Uses of Cash
As of the end of first quarter 2026, CSX had $1.1 billion of cash, cash equivalents and short-term investments. CSX uses current cash balances for general corporate purposes, which may include capital expenditures, working capital requirements, reduction or refinancing of outstanding indebtedness, redemptions and repurchases of CSX common stock, dividends to shareholders, acquisitions and other business opportunities, and contributions to the Company's qualified pension plan. See Note 7, Debt and Credit Agreements.

The Company has multiple sources of liquidity, including cash generated from operations and financing sources. The Company filed a shelf registration statement with the SEC on February 27, 2025, which may be used to issue debt or equity securities at CSX’s discretion, subject to market conditions and CSX Board authorization. While CSX seeks to give itself flexibility with respect to cash requirements, there can be no assurance that market conditions would permit CSX to sell such securities on acceptable terms at any given time, or at all. During the three months ended March 31, 2026, CSX did not issue any long-term debt.

CSX has a $1.2 billion unsecured, revolving credit facility backed by a diverse syndicate of banks that expires in February 2028. At March 31, 2026, the Company had no outstanding balances under this facility. The Company also has a commercial paper program, backed by the revolving credit facility, under which the Company may issue unsecured short-term commercial paper notes up to a maximum aggregate principal amount of $1.0 billion outstanding at any time. At March 31, 2026, the Company had no debt outstanding under the commercial paper program.

Planned capital investments for 2026 are expected to be less than $2.4 billion. Spending to sustain core infrastructure with a focus on safety and reliability will remain a top priority. In addition, management is committed to investments that promote profitable growth, including projects supporting service enhancements and productivity initiatives, which includes investments in locomotives and freight cars. CSX intends to fund capital investments primarily through cash generated from operations.

CSX Q1 2026 Form 10-Q p.37

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in the Consolidated Balance Sheets and Working Capital
Total assets increased $550 million from year end primarily due to the $434 million increase in cash and short-term investments and an $89 million increase in accounts receivable commensurate with increased revenue at the end of the quarter.

Total liabilities increased $129 million from year end primarily due to a $176 million increase in income and other taxes payable and a $73 million increase in interest payable on long-term debt, both driven by the timing of payments. These increases were partially offset by a $118 million decrease in labor and fringe benefits payable, which includes the payout of incentive compensation. Total shareholders' equity increased $421 million from year end primarily driven by net earnings of $807 million, partially offset by dividends paid of $260 million and share repurchases of $222 million.

Working capital is considered a measure of a company's ability to meet its short-term needs. CSX had a working capital deficit of $110 million as of March 31, 2026, and $583 million as of December 31, 2025. This working capital improvement of $473 million since year end was primarily driven by a $294 million increase in cash and cash equivalents, as noted above, and a $140 million increase in short-term investments. The Company's working capital balance varies due to factors such as the timing of scheduled debt payments and changes in cash and cash equivalent balances as discussed above. The Company continues to maintain adequate liquidity to satisfy current liabilities and maturing obligations when they come due. CSX has sufficient financial capacity, including its revolving credit facility, commercial paper program and shelf registration statement to manage its day-to-day cash requirements and any anticipated obligations. The Company from time to time accesses the credit markets for additional liquidity.

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

LABOR AGREEMENTS
Approximately 16,700 of the Company's approximately 22,200 employees are members of a rail labor union and covered by national agreements with the Class I railroads or CSX-specific agreements. Agreements with an effective date of January 1, 2025, have been fully ratified by most unions, representing nearly 75% of the Company's unionized workforce. The remaining unionized employees are covered under previous agreements while negotiations take place since collective agreements under the Railway Labor Act do not expire, but continue until amended or replaced.
CSX Q1 2026 Form 10-Q p.38

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

CSX Q1 2026 Form 10-Q p.39

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
CSX Q1 2026 Form 10-Q p.40

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
CSX Q1 2026 Form 10-Q p.41

CSX CORPORATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk from the information provided under Part II, Item 7A (Quantitative and Qualitative Disclosures about Market Risk) of CSX's most recent annual report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
As of March 31, 2026, under the supervision and with the participation of CSX's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that, as of March 31, 2026, the Company's disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in CSX's periodic SEC reports. There were no changes in the Company's internal controls over financial reporting during the first quarter of 2026 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

CSX Q1 2026 Form 10-Q p.42

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

Item 2. CSX Purchases of Equity Securities
During fourth quarter 2023, the Company began repurchasing shares under the $5 billion share repurchase program approved in October 2023. Total repurchase authority remaining as of March 31, 2026 was $989 million. For more information about share repurchases, see Note 2, Earnings Per Share. Share repurchase activity for the first quarter 2026 is shown below. Amounts exclude the impact of excise tax on net share repurchases imposed as part of the Inflation Reduction Act of 2022.

	CSX Purchases of Equity Securities for the Quarter
First Quarter	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning Balance				$1,210,467,983
January 1 - January 31, 2026	1,413,565	$35.98	1,413,565	1,159,611,337
February 1 - February 28, 2026	779,307	40.81	779,307	1,127,808,674
March 1 - March 31, 2026	3,492,737	39.85	3,492,737	988,639,327
Ending Balance	5,685,609	$39.02	5,685,609	$988,639,327

CSX Q1 2026 Form 10-Q p.43

CSX CORPORATION
PART II

Item 3. Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
    Not Applicable

Item 5. Other Information
During the first quarter of 2026, none of the Company's directors or officers adopted or terminated any "Rule 10b5-1 trading arrangement" or any "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.
CSX Q1 2026 Form 10-Q p.44

CSX CORPORATION
PART II

Item 6. Exhibits

Exhibit designation	Nature of exhibit	Previously filed as exhibit to

10.1* ***	Form of LTIP Performance Unit Award Agreement
10.2* ***	Form of LTIP Performance Unit Award Agreement for Stephen F. Angel
10.3* ***	Form of LTIP Stock Option Agreement
10.4* ***	Form of LTIP Stock Option Agreement for Stephen F. Angel
10.5* ***	Form of LTIP Restricted Stock Unit Award Agreement
10.6* ***	Form of LTIP Restricted Stock Unit Award Agreement for Stephen F. Angel

Officer certifications:
31*	Rule 13a-14(a) Certifications
32**	Section 1350 Certifications

Interactive data files:
101*
The following financial information from CSX Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 filed with the SEC on April 22, 2026, formatted in inline XBRL includes: (i) consolidated income statements for the quarters and three months ended March 31, 2026, and March 31, 2025, (ii) condensed consolidated comprehensive income statements for the quarters and three months ended March 31, 2026, and March 31, 2025, (iii) consolidated balance sheets at March 31, 2026, and December 31, 2025, (iv) consolidated cash flow statements for the three months ended March 31, 2026, and March 31, 2025, (v) consolidated statements of changes in shareholders' equity for the quarters and three months ended March 31, 2026, and March 31, 2025, and (vi) the notes to consolidated financial statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)

* Filed herewith
** Furnished herewith
*** Management contract or compensatory plan or arrangement
CSX Q1 2026 Form 10-Q p.45

CSX CORPORATION
PART II

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSX CORPORATION
(Registrant)

By: /s/ ANGELA C. WILLIAMS
Angela C. Williams
Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Dated: April 22, 2026

CSX Q1 2026 Form 10-Q p.46