Form 10-Q
period 2026-06-30
CSX CORP
filed 2026-07-22
CIK 277948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(☒)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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
Yes (☐) No (X)
There were 1,852,474,917 shares of common stock outstanding on June 30, 2026 (the latest practicable date that is closest to the filing date).
CSX Q2 2026 Form 10-Q p.1

CSX CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026
CSX Q2 2026 Form 10-Q p.2

CSX CORPORATION
PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED INCOME STATEMENTS (Unaudited)
(Dollars in Millions, Except Per Share Amounts)

	Second Quarters		Six Months
	2026	2025	2026	2025

Revenue	$3,935	$3,574	$7,417	$6,997
Expense
Labor and Fringe	831	791	1,643	1,612
Purchased Services and Other	644	710	1,260	1,484
Depreciation and Amortization	411	427	826	852
Fuel	446	269	748	544
Equipment and Other Rents	97	94	181	181
Total Expense	2,429	2,291	4,658	4,673

Operating Income	1,506	1,283	2,759	2,324

Interest Expense	(211)	(212)	(424)	(421)
Other Income - Net	25	22	48	48
Earnings Before Income Taxes	1,320	1,093	2,383	1,951

Income Tax Expense	(318)	(264)	(574)	(476)
Net Earnings	$1,002	$829	$1,809	$1,475

Per Common Share (Note 2)
Net Earnings Per Share, Basic	$0.54	$0.44	$0.97	$0.79
Net Earnings Per Share, Assuming Dilution	$0.54	$0.44	$0.97	$0.78

Average Shares Outstanding (In Millions)	1,855	1,867	1,858	1,878
Average Shares Outstanding, Assuming Dilution (In Millions)	1,859	1,869	1,860	1,881

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS (Unaudited)
(Dollars in Millions)

	Second Quarters		Six Months
	2026	2025	2026	2025
Total Comprehensive Earnings (Note 10)	$1,005	$832	$1,813	$1,483

See accompanying notes to consolidated financial statements.
CSX Q2 2026 Form 10-Q p.3

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	(Unaudited)
	June 30, 2026	December 31, 2025
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,007	$670
Short-term Investments (Note 9)	383	5
Accounts Receivable - Net (Note 8)	1,456	1,298
Materials and Supplies	406	390
Other Current Assets	156	187
Total Current Assets	3,408	2,550

Properties	54,464	53,816
Accumulated Depreciation	(17,518)	(17,005)
Properties - Net	36,946	36,811

Investment in Affiliates and Other Companies	2,675	2,634
Right-of-Use Lease Asset	478	464
Goodwill and Other Intangible Assets - Net	261	267
Other Long-term Assets	958	956
Total Assets	$44,726	$43,682

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$1,111	$1,149
Labor and Fringe Benefits Payable	549	532
Casualty, Environmental and Other Reserves (Note 4)	182	184
Current Maturities of Long-term Debt (Note 7)	1,702	708
Income and Other Taxes Payable	188	118
Interest Payable	172	170
Other Current Liabilities	250	272
Total Current Liabilities	4,154	3,133

Casualty, Environmental and Other Reserves (Note 4)	300	295
Long-term Debt (Note 7)	17,162	18,165
Deferred Income Taxes - Net	8,000	7,914
Long-term Lease Liability	493	479
Other Long-term Liabilities	529	536
Total Liabilities	30,638	30,522

Shareholders' Equity:
Common Stock, $1 Par Value	1,852	1,860
Other Capital	1,087	948
Retained Earnings	11,352	10,560
Accumulated Other Comprehensive Loss (Note 10)	(209)	(213)
Non-controlling Minority Interest	6	5
Total Shareholders' Equity	14,088	13,160
Total Liabilities and Shareholders' Equity	$44,726	$43,682
See accompanying notes to consolidated financial statements.
CSX Q2 2026 Form 10-Q p.4

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CASH FLOW STATEMENTS (Unaudited)
(Dollars in Millions)

	Six Months
	2026	2025

OPERATING ACTIVITIES
Net Earnings	$1,809	$1,475
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and Amortization	826	852
Deferred Income Taxes	84	(1)
Other Operating Activities	(71)	(50)
Changes in Operating Assets and Liabilities:
Accounts Receivable	(190)	(36)
Other Current Assets	15	(13)
Accounts Payable	54	14
Income and Other Taxes Payable	70	(362)
Other Current Liabilities	2	11
Net Cash Provided by Operating Activities	2,599	1,890

INVESTING ACTIVITIES
Property Additions	(1,119)	(1,495)
Purchases of Short-Term Investments	(515)	—
Proceeds from Sales of Short-term Investments	146	69
Proceeds and Advances from Property Dispositions	137	49
Business Acquisition, Net of Cash Acquired	—	(14)
Other Investing Activities	30	(63)
Net Cash Used In Investing Activities	(1,321)	(1,454)

FINANCING ACTIVITIES
Shares Repurchased	(518)	(1,172)
Dividends Paid	(520)	(488)
Long-term Debt Repaid (Note 7)	(9)	(3)
Long-term Debt Issued (Note 7)	—	600
Other Financing Activities	106	81
Net Cash Used in Financing Activities	(941)	(982)

Net Increase (Decrease) in Cash and Cash Equivalents	337	(546)

CASH AND CASH EQUIVALENTS
Cash and Cash Equivalents at Beginning of Period	670	933
Cash and Cash Equivalents at End of Period	$1,007	$387

Certain prior year data has been reclassified to conform to the current presentation.
See accompanying notes to consolidated financial statements.
CSX Q2 2026 Form 10-Q p.5

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY (Unaudited)
(Dollars in Millions)

Six Months 2026	Common Shares Outstanding (Thousands)	Common Stock and Other Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income(a)	Non-controlling Minority Interest	Total Shareholders' Equity

Balance December 31, 2025	1,859,659	$2,808	$10,560	$(213)	$5	$13,160
Comprehensive Earnings:
Net Earnings	—	—	807	—	—	807
Other Comprehensive Income	—	—	—	1	—	1
Total Comprehensive Earnings						808

Common stock dividends, $0.14 per share	—	—	(260)	—	—	(260)
Share Repurchases	(5,686)	(6)	(216)	—	—	(222)
Excise Tax on Net Share Repurchases	—	—	(1)	—	—	(1)
Stock Option Exercises and Other	3,858	94	1	—	1	96
Balance March 31, 2026	1,857,831	$2,896	$10,891	$(212)	$6	$13,581
Comprehensive Earnings:
Net Earnings	—	—	1,002	—	—	1,002
Other Comprehensive Income	—	—	—	3	—	3
Total Comprehensive Earnings						1,005

Common stock dividends, $0.14 per share	—	—	(260)	—	—	(260)
Share Repurchases	(6,269)	(6)	(278)	—	—	(284)
Excise Tax on Net Share Repurchases	—	—	(2)	—	—	(2)
Stock Option Exercises and Other	749	49	(1)	—	—	48
Balance June 30, 2026	1,852,311	$2,939	$11,352	$(209)	$6	$14,088
(a) Accumulated Other Comprehensive Loss balances shown above are net of tax. The associated taxes were $58 million as of December 31, 2025, $57 million as of March 31, 2026, and $57 million as of June 30, 2026. For additional information, see Note 10, Other Comprehensive Income.

See accompanying notes to consolidated financial statements.
CSX Q2 2026 Form 10-Q p.6

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
(a) Accumulated Other Comprehensive Loss balances shown above are net of tax. The associated taxes were $61 million as of December 31, 2024, $59 million as of March 31, 2025 and $58 million as of June 30, 2025. For additional information, see Note 10, Other Comprehensive Income.

See accompanying notes to consolidated financial statements.
CSX Q2 2026 Form 10-Q p.7

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
CSX Q2 2026 Form 10-Q p.8

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

Fiscal Year
The Company's fiscal periods are based upon the calendar year. Except as otherwise specified, references to “second quarter(s)” or “six months” indicate CSX's fiscal periods ending June 30, 2026, and June 30, 2025, and references to "year-end" indicate the fiscal year ended December 31, 2025.

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

CSX Q2 2026 Form 10-Q p.9

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2.    Earnings Per Share

The following table sets forth the computation of basic earnings per share and earnings per share, assuming dilution.

	Second Quarters		Six Months
	2026	2025	2026	2025
Numerator (Dollars in Millions):
Net Earnings	$1,002	$829	$1,809	$1,475

Denominator (Units in Millions):
Average Common Shares Outstanding	1,855	1,867	1,858	1,878
Other Potentially Dilutive Common Shares	4	2	2	3
Average Common Shares Outstanding, Assuming Dilution	1,859	1,869	1,860	1,881

Net Earnings Per Share, Basic	$0.54	$0.44	$0.97	$0.79
Net Earnings Per Share, Assuming Dilution	$0.54	$0.44	$0.97	$0.78

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

	Second Quarters		Six Months
	2026	2025	2026	2025
Antidilutive Stock Options Excluded from Diluted EPS (Units in Millions)	1	5	1	5

CSX Q2 2026 Form 10-Q p.10

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2.    Earnings Per Share, continued

Share Repurchases
During fourth quarter 2023, the Company began repurchasing shares under the $5 billion share repurchase program approved in October 2023. On May 12, 2026, the Board of Directors authorized a new share repurchase program, providing $5 billion of incremental authority to that remaining under the existing October 2023 share repurchase program. Total repurchase authority was $5.7 billion as of June 30, 2026.

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

During second quarters and six months ended June 30, 2026, and June 30, 2025, the Company engaged in the following repurchase activities:

	Second Quarters		Six Months
	2026	2025	2026	2025
Shares Repurchased (Millions)	6	14	12	38
Cost of Shares (Dollars in Millions)	$284	$401	$506	$1,152
Average Price Paid per Share	$45.30	$28.28	$42.31	$30.39

Excise Taxes Paid for Net Share Repurchases (Dollars in Millions) (a)	$12	$20	$12	$20
(a) Excise tax payments made in 2026 were related to share repurchases in 2025. Excise tax payments made in 2025 were related to share repurchases in 2024.

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

Dividend Increase
In February 2026, the Company's Board of Directors authorized an 8% increase in the quarterly cash dividend to $0.14 per common share effective March 2026.

CSX Q2 2026 Form 10-Q p.11

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

	Second Quarters		Six Months
(Dollars in Millions)	2026	2025	2026	2025
Share-Based Compensation Expense:
Performance Units	$16	$2	$18	$2
Restricted Stock Units	4	7	8	13
Stock Options	4	3	7	6
Employee Stock Purchase Plan	3	3	5	5
Stock Awards for Directors	—	—	2	3
Total Share-Based Compensation Expense	$27	$15	$40	$29
Income Tax Benefit	$5	$3	$12	$6

Long-term Incentive Plan
In February 2026, the Company granted the following awards under a new long-term incentive plan ("LTIP") for the years 2026 through 2028, which was adopted under the CSX 2019 Stock and Incentive Award Plan.

	Granted (Thousands)	Weighted Avg. Fair Value
Performance Units	637	$50.18
Restricted Stock Units	255	42.65
Stock Options	1,271	12.83

CSX Q2 2026 Form 10-Q p.12

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

Other Awards
Awards are periodically granted outside of the annual LTIP program, subject to approval by the Board of Directors, Compensation and Talent Management Committee, or Chief Executive Officer ("CEO") as appropriate. Immaterial awards outside of the annual LTIP program were granted to certain management employees during the second quarters and six months ended June 30, 2026, and June 30, 2025.

For more information related to the Company's outstanding long-term incentive compensation, including units granted under previous LTIPs, see CSX's most recent annual report on Form 10-K.

CSX Q2 2026 Form 10-Q p.13

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.    Casualty, Environmental and Other Reserves

Personal injury and environmental reserves are considered critical accounting estimates due to the need for management judgment. Casualty, environmental and other reserves are reflected in the consolidated balance sheets as shown in the table below.

	June 30, 2026			December 31, 2025
(Dollars in Millions)	Current	Long-term	Total	Current	Long-term	Total

Casualty:
Personal Injury	$60	$103	$163	$60	$94	$154
Occupational	6	52	58	6	53	59
Total Casualty	66	155	221	66	147	213
Environmental	50	98	148	49	107	156
Other	66	47	113	69	41	110
Total	$182	$300	$482	$184	$295	$479

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

Personal Injury
Personal injury reserves represent liabilities for employee work-related and third-party injuries. Work-related injuries for CSXT employees are primarily subject to the Federal Employers’ Liability Act (“FELA”). CSXT retains an independent actuary to assist management in assessing the value of personal injury claims. An analysis is performed by the actuary quarterly and is reviewed by management. This analysis did not result in a material adjustment to the personal injury reserve in the quarters or six months ended June 30, 2026, or June 30, 2025.

CSX Q2 2026 Form 10-Q p.14

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.    Casualty, Environmental and Other Reserves, continued

Occupational
Occupational reserves represent liabilities arising from allegations of exposure to certain materials in the workplace (such as solvents, soaps, chemicals and diesel fumes), past exposure to asbestos or allegations of chronic physical injuries resulting from work conditions (such as repetitive stress injuries). The Company retains an independent actuary to analyze the Company’s historical claim filings, settlement amounts, and dismissal rates to assist in determining future anticipated claim filing rates and average settlement values. This analysis is performed by the actuary and reviewed by management quarterly. The analysis did not result in a material adjustment to the occupational reserve in the quarters or six months ended June 30, 2026, or June 30, 2025.

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

CSX Q2 2026 Form 10-Q p.15

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

The Company is able to estimate a range of possible loss for certain matters for which a loss is reasonably possible in excess of reserves established. The Company has estimated this range to be $3 million to $87 million in the aggregate at June 30, 2026. This estimated aggregate range is based upon currently available information and is subject to significant judgment and a variety of assumptions. Accordingly, the Company's estimate will change from time to time, and actual losses may vary significantly from the current estimate.

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
CSX Q2 2026 Form 10-Q p.16

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.    Commitments and Contingencies, continued

Although the class was not certified, individual shippers have since brought claims against the railroads, which were also transferred to federal court in the District of Columbia for pre-trial proceedings but before a different judge. In March 2024, the original case was reassigned to the judge in the later-filed case. The railroads filed motions for summary judgment on July 17, 2024, with the briefing completed in December 2024. The judge held a hearing on the railroads' summary judgment motions on June 18, 2025, and granted summary judgment in favor of the railroads on June 24, 2025, ordering the cases closed. Most of the individual shippers have appealed the summary judgment ruling to the U.S. Court of Appeals for the D.C. Circuit. Briefing on the appeal is complete. Next, the court will schedule a date for oral argument.

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

On March 2, 2022, EPA issued a Notice Letter to Pharmacia, Occidental and eight other parties, including Nokia of America Corporation (“Nokia”), alleging they are liable under Section 107(a) of CERCLA for releases or threatened releases of hazardous substances and requesting each party, individually or collectively, submit good faith offers to EPA in connection with the entire Study Area. CSXT, on behalf of Pharmacia, responded to the Notice Letter and submitted a good faith offer to EPA on June 27, 2022, following meetings with a mediator from EPA’s Conflict Prevention and Resolution Center.
CSX Q2 2026 Form 10-Q p.17

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

On June 29, 2026, Nokia filed a complaint in the United States District Court for the District of Columbia against the United States, EPA, the U.S. Department of Justice, and related federal officials challenging EPA’s decision to exclude Nokia from the CD and its classification of Nokia as a party responsible for performing or funding the Lower Passaic River cleanup. The complaint seeks declaratory and injunctive relief relating to Nokia’s treatment in EPA’s enforcement and settlement process.

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

CSX Q2 2026 Form 10-Q p.18

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

	Pension Benefits Cost
	Second Quarters		Six Months
(Dollars in Millions)	2026	2025	2026	2025
Service Cost Included in Labor and Fringe	$5	$5	$11	$10

Interest Cost	25	28	50	55
Expected Return on Plan Assets	(37)	(40)	(74)	(80)
Amortization of Net Loss	6	5	12	11
Total Included in Other Income - Net	(6)	(7)	(12)	(14)

Net Periodic Benefit Credit	$(1)	$(2)	$(1)	$(4)

Qualified pension plan obligations are funded in accordance with regulatory requirements and with an objective of meeting or exceeding minimum funding requirements necessary to avoid restrictions on flexibility of plan operation and benefit payments. No contributions to the Company's qualified pension plans are expected in 2026.

CSX Q2 2026 Form 10-Q p.19

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7.    Debt and Credit Agreements

Total activity related to long-term debt during the quarter ended June 30, 2026, is shown in the table below. For fair value information related to the Company's long-term debt, see Note 9, Fair Value Measurements.

(Dollars in Millions)	Current Portion	Long-term Portion	Total
Long-term Debt as of December 31, 2025	$708	$18,165	$18,873
2026 Activity:
Long-term Debt Repaid	(9)	—	(9)
Reclassifications	1,002	(1,002)	—
Hedging, Discount, Premium and Other Activity	1	(1)	—
Long-term Debt as of June 30, 2026	$1,702	$17,162	$18,864

Interest Rate Derivatives
Fair Value Hedges
In first quarter 2025, CSX entered into two fixed-to-floating interest rate swaps classified as fair value hedges. The swaps are designed to hedge 10 years of interest rate risk associated with market fluctuations attributable to the Secured Overnight Financing Rate ("SOFR") on a cumulative $250 million of fixed rate outstanding notes which are due in 2055. The cumulative fair value of these swaps, which is included in other long-term assets on the consolidated balance sheet, was an asset of $4 million and $9 million as of June 30, 2026, and December 31, 2025, respectively.

CSX has seven other fixed-to-floating interest rate swaps classified as fair value hedges. The swaps are designed to hedge 10 years of interest rate risk associated with market fluctuations attributable to SOFR on a cumulative $1.1 billion of fixed rate outstanding notes which are due between 2032 and 2040. These swaps are comprised of two swaps entered during 2023 (“2023 swaps”) and five swaps entered during 2022 (“2022 swaps”). The cumulative fair value of the 2023 swaps was an asset of $9 million and $14 million as of June 30, 2026, and December 31, 2025, respectively, and is included in other long-term assets on the consolidated balance sheet. The cumulative fair value of the 2022 swaps was a liability of $94 million and $87 million as of June 30, 2026, and December 31, 2025, respectively, and is included in other long-term liabilities on the consolidated balance sheet.

The swaps expire between 2032 and 2055. If settled early, the remaining cumulative fair value adjustment to the hedged notes will be amortized over the remaining life of the associated notes. The cumulative adjustment to the hedged notes is included in long-term debt on the consolidated balance sheet as shown in the following table below.

(Dollars in Millions)	June 30, 2026	December 31, 2025
Notional Value of Hedged Notes	$1,300	$1,300
Fair Value Asset Adjustment to Hedged Notes	13	23
Fair Value Liability Adjustment to Hedged Notes	(94)	(87)
Carrying Amount of Hedged Notes	$1,219	$1,236

CSX Q2 2026 Form 10-Q p.20

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

	Second Quarters		Six Months
(Dollars in Millions)	2026	2025	2026	2025
Interest Expense Impact (Increase)/ Decrease	$(3)	$(5)	$(6)	$(10)

Cash Flow Hedges
The Company had forward starting interest rate swaps, designated as cash flow hedges in accordance with the Derivatives and Hedging Topic in the ASC, that had an aggregate notional value of $500 million at inception. These swaps were effected to hedge the benchmark interest rate associated with future interest payments related to the anticipated refinancing of $850 million of 3.25% notes due in 2027, which is expected to occur no later than 36 months following the maturity of those 2027 notes. CSX executed a final settlement of the notional value of the cash flow hedges in second quarter 2024, so no unsettled aggregate notional value of these swaps remained and there is no related asset or liability as of June 30, 2026, and December 31, 2025.

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
CSX Q2 2026 Form 10-Q p.21

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7.    Debt and Credit Agreements, continued

Credit Facility
The Company has a $1.2 billion unsecured revolving credit facility backed by a diverse syndicate of banks. This facility allows same-day borrowings at floating interest rates, based on SOFR or an agreed-upon replacement reference rate, plus a spread that depends upon CSX's senior unsecured debt ratings. This facility expires in February 2028. As of June 30, 2026, the Company had no outstanding balances under this facility.

Commitment fees and interest rates payable under the facility were similar to fees and rates available to comparably rated investment-grade borrowers. As of second quarter 2026, CSX was in compliance with all covenant requirements under this facility.

Commercial Paper
Under its commercial paper program, which is backed by the revolving credit facility, the Company may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $1.0 billion outstanding at any time. Proceeds from issuances of the notes are used for general corporate purposes. At June 30, 2026, the Company had no outstanding debt under the commercial paper program.
CSX Q2 2026 Form 10-Q p.22

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

	Second Quarters		Six Months
(Dollars in Millions)	2026	2025	2026	2025

Chemicals	$774	$701	$1,496	$1,399
Agricultural and Food Products	444	418	853	826
Automotive	332	320	607	591
Forest Products	266	250	495	499
Metals and Equipment	256	224	476	433
Minerals	242	218	434	399
Fertilizers	132	126	273	262
Total Merchandise	2,446	2,257	4,634	4,409

Intermodal	620	491	1,138	984
Coal	520	477	978	938
Trucking	226	211	428	413
Other	123	138	239	253
Total	$3,935	$3,574	$7,417	$6,997

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

(Dollars in Millions)	June 30, 2026	December 31, 2025

Freight Receivables	$1,116	$932
Freight Allowance for Credit Losses	(20)	(23)
Freight Receivables - Net	1,096	909

Non-Freight Receivables	378	404
Non-Freight Allowance for Credit Losses	(18)	(15)
Non-Freight Receivables - Net	360	389
Total Accounts Receivable - Net	$1,456	$1,298

The Company maintains an allowance for expected credit losses to provide for the estimated amount of receivables that will not be collected. The allowance is based upon an assessment of risk characteristics, historical payment experience, and the age of outstanding receivables adjusted for forward-looking economic conditions as necessary. Credit losses recognized on the Company’s accounts receivable were not material in the second quarters or six months ended June 30, 2026, or 2025.
CSX Q2 2026 Form 10-Q p.23

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

The corporate bonds, asset-backed securities and government securities are valued using broker quotes that utilize observable market inputs, which are Level 2 inputs. The carrying amounts of time deposits, which are reported in the consolidated balance sheet using Level 2 inputs, approximate fair value due to their short-term nature. Unrealized losses as of June 30, 2026, and June 30, 2025, were not material. The Company believes any impairment of investments held with gross unrealized losses to be temporary and not the result of credit risk.

The Company's investment assets are carried at fair value on the consolidated balance sheets, within the line items short-term investments and other long-term assets, as summarized in the following table.

	June 30, 2026			December 31, 2025
(Dollars in Millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Exchange-traded Funds	$6	$—	$6	$5	$—	$5
Time Deposits	—	375	375	—	—	—
Corporate Bonds	—	75	75	—	82	82
Government Securities	—	72	72	—	71	71
Asset-backed Securities	—	23	23	—	29	29
Total Investments at Fair Value	$6	$545	$551	$5	$182	$187

The Company's debt securities include corporate bonds, government securities and asset-backed securities. The fair values of these securities totaled $170 million as of June 30, 2026, and $182 million as of December 31, 2025, and the amortized costs totaled $172 million and $181 million, respectively. All investment assets other than exchange-traded funds have stated contractual maturity dates as summarized in the following table:

(Dollars in Millions)	June 30, 2026	December 31, 2025
Less than 1 year	$383	$5
1 - 5 years	89	94
5 - 10 years	40	42
Greater than 10 years	33	41
Total Investments at Fair Value	$545	$182
CSX Q2 2026 Form 10-Q p.24

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

The fair value and carrying value of the Company's long-term debt is as follows:

(Dollars in Millions)	June 30, 2026	December 31, 2025
Long-term Debt (Including Current Maturities):
Fair Value	$17,159	$17,305
Carrying Value	18,864	18,873

Interest Rate Derivatives
The Company’s fixed-to-floating swaps are carried at fair value, which is determined with assistance from a third party based upon pricing models using inputs observed from actively quoted markets. All of the inputs used to determine the fair value of the fixed-to-floating interest rate swaps are Level 2 inputs. The fair value of the Company’s fixed-to-floating interest rate swaps was an asset of $13 million and $23 million (for swaps entered in 2025 and 2023), and a liability of $94 million and $87 million (for swaps entered in 2022) as of June 30, 2026, and December 31, 2025, respectively.

Changes in interest rates no longer impact the fair value of the Company’s forward starting interest rate swaps because they are fully settled. See Note 7, Debt and Credit Agreements, for further information.

CSX Q2 2026 Form 10-Q p.25

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10.     Other Comprehensive Income (Loss)

Total comprehensive earnings represents all changes in shareholders' equity during a period, other than those resulting from investments by and distributions to shareholders (e.g. issuance of equity securities and dividends). Generally, for CSX, total comprehensive earnings equals net earnings plus or minus adjustments for pension and other post-retirement liabilities, derivative activity and other items. Total comprehensive earnings is presented net of tax and was $1.0 billion and $832 million for second quarters 2026 and 2025, respectively, and $1.8 billion and $1.5 billion for the six months ended June 30, 2026 and 2025, respectively

AOCI represents the cumulative balance of other comprehensive income, net of tax, as of the balance sheet date. Changes in the AOCI balance by component are shown in the following table. Amounts in pension and other post-employment benefits reclassified to net earnings relate to the amortization of actuarial losses and are included in other income - net on the consolidated income statements. See Note 6, Employee Benefit Plans, for further information. Interest rate derivatives consist of forward starting interest rate swaps classified as cash flow hedges, which are now fully settled. See Note 7, Debt and Credit Agreements, for further information. Other primarily represents CSX's share of AOCI of equity method investees. Amounts reclassified in other to net earnings are included in purchased services and other or equipment and other rents on the consolidated income statements.

	Pension and Other Post-Employment Benefits	Interest Rate Derivatives	Other	Accumulated Other Comprehensive (Loss) Income
(Dollars in Millions)
Balance December 31, 2025, Net of Tax	$(337)	$152	$(28)	$(213)
Other Comprehensive Income (Loss)
Amounts Reclassified to Net Earnings	9	—	(3)	6
Tax Expense	(2)	—	—	(2)
Total Other Comprehensive Income (Loss)	7	—	(3)	4
Balance June 30, 2026, Net of Tax	$(330)	$152	$(31)	$(209)
CSX Q2 2026 Form 10-Q p.26

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

CSX Q2 2026 Form 10-Q p.27

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Segment Reporting and Significant Expenses, continued

The table below presents information about the Company's significant expenses and the required reportable segment reconciliations for the quarters ended June 30, 2026, and June 30, 2025.

	Second Quarters
	2026		2025
(Dollars in Millions)	Rail	Reconciliation to Consolidated	Rail	Reconciliation to Consolidated
Revenue (a)	$3,709		$3,363

Reconciliation of Revenue
Trucking Revenue (a)		229		219
Elimination of intersegment revenues		(3)		(8)
Total Consolidated Revenue		$3,935		$3,574

Expense (b)
Labor and Fringe	$782		$736
Purchased Services and Other	535		605
Depreciation and Amortization	396		410
Fuel
Locomotive	379		226
Non-Locomotive	34		23
Equipment and Other Rents	92		90
Gain on Property Disposition	(2)		(4)
Segment Operating Income	$1,493		$1,277

Reconciliation of Operating Income
Trucking Expenses (b)		216		213
Elimination of intersegment expenses		(3)		(8)
Total Consolidated Operating Income		$1,506		$1,283

Interest Expense		(211)		(212)
Other Income - Net		25		22
Earnings Before Income Taxes		$1,320		$1,093

CSX Q2 2026 Form 10-Q p.28

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Segment Reporting and Significant Expenses, continued

The table below presents information about the Company's significant expenses and the required reportable segment reconciliations for the six months ended June 30, 2026, and June 30, 2025.

	Six Months
	2026		2025
(Dollars in Millions)	Rail	Reconciliation to Consolidated	Rail	Reconciliation to Consolidated
Revenue (a)	$6,989		$6,584

Reconciliation of Revenue
Trucking Revenue (a)		434		426
Elimination of intersegment revenues		(6)		(13)
Total Consolidated Revenue		$7,417		$6,997

Expense (b)
Labor and Fringe	$1,544		$1,510
Purchased Services and Other	1,084		1,269
Depreciation and Amortization	795		820
Fuel
Locomotive	630		451
Non-Locomotive	63		52
Equipment and Other Rents	171		172
Gain on Property Disposition	(46)		(5)
Segment Operating Income	$2,748		$2,315

Reconciliation of Operating Income
Trucking Expenses (b)		423		417
Elimination of intersegment expenses		(6)		(13)
Total Consolidated Operating Income		$2,759		$2,324

Interest Expense		(424)		(421)
Other Income - Net		48		48
Earnings Before Income Taxes		$2,383		$1,951

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
CSX Q2 2026 Form 10-Q p.29

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Segment Reporting and Significant Expenses, continued

Capital expenditures made by the rail segment were $561 million and $766 million, for the second quarters 2026 and 2025, respectively, and $1,098 million and $1,457 million, for the six months ended June 30, 2026, and June 30, 2025, respectively. The total of the rail segment's reportable assets was $44.6 billion and $43.5 billion as of June 30, 2026, and December 31, 2025, respectively, out of total consolidated assets of $44.7 billion and $43.7 billion for the respective periods. The remaining non-rail assets are comprised of assets held by the trucking operating segment.

CSX Q2 2026 Form 10-Q p.30

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER 2026 RESULTS

•Revenue increased $361 million, or 10%, year over year.
•Expenses increased $138 million, or 6%, year over year.
•Operating income of $1.5 billion increased $223 million, or 17%, year over year.
•Operating margin of 38.3% improved 240 basis points versus the prior year.
•Earnings per diluted share of $0.54 increased $0.10, or 23%, year over year.

	Second Quarters				Six Months
	2026	2025	Fav / (Unfav)	% Change	2026	2025	Fav / (Unfav)	% Change
Volume (in Thousands)	1,676	1,580	96	6%	3,235	3,098	137	4%

(in Millions)
Revenue	$3,935	$3,574	$361	10	$7,417	$6,997	$420	6
Expense	2,429	2,291	(138)	(6)	4,658	4,673	15	—
Operating Income	$1,506	$1,283	$223	17%	$2,759	$2,324	$435	19%

Operating Margin	38.3%	35.9%	240	bps	37.2%	33.2%	400	bps

Earnings Per Diluted Share	$0.54	$0.44	$0.10	23%	$0.97	$0.78	$0.19	24%

CSX Q2 2026 Form 10-Q p.31

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Volume and Revenue (Unaudited)
Volume (Thousands of Units); Revenue (Dollars in Millions); Revenue Per Unit (Dollars)
Second Quarters
	Volume			Revenue			Revenue Per Unit
	2026	2025	% Change	2026	2025	% Change	2026	2025	% Change
Chemicals	177	164	8%	$774	$701	10%	$4,373	$4,274	2%
Agricultural and Food Products	119	117	2	444	418	6	3,731	3,573	4
Minerals	105	99	6	242	218	11	2,305	2,202	5
Automotive	102	103	(1)	332	320	4	3,255	3,107	5
Metals and Equipment	72	70	3	256	224	14	3,556	3,200	11
Forest Products	70	70	—	266	250	6	3,800	3,571	6
Fertilizers	50	47	6	132	126	5	2,640	2,681	(2)
Total Merchandise	695	670	4	2,446	2,257	8	3,519	3,369	4
Intermodal	792	729	9	620	491	26	783	674	16
Coal	189	181	4	520	477	9	2,751	2,635	4
Trucking	—	—	—	226	211	7	—	—	—
Other	—	—	—	123	138	(11)	—	—	—
Total	1,676	1,580	6%	$3,935	$3,574	10%	$2,348	$2,262	4%

Six Months
	Volume			Revenue			Revenue Per Unit
	2026	2025	% Change	2026	2025	% Change	2026	2025	% Change
Chemicals	345	330	5%	$1,496	$1,399	7%	$4,336	$4,239	2%
Agricultural and Food Products	235	232	1	853	826	3	3,630	3,560	2
Minerals	187	178	5	434	399	9	2,321	2,242	4
Automotive	189	190	(1)	607	591	3	3,212	3,111	3
Metals and Equipment	137	135	1	476	433	10	3,474	3,207	8
Forest Products	134	140	(4)	495	499	(1)	3,694	3,564	4
Fertilizers	99	95	4	273	262	4	2,758	2,758	—
Total Merchandise	1,326	1,300	2	4,634	4,409	5	3,495	3,392	3
Intermodal	1,549	1,445	7	1,138	984	16	735	681	8
Coal	360	353	2	978	938	4	2,717	2,657	2
Trucking	—	—	—	428	413	4	—	—	—
Other	—	—	—	239	253	(6)	—	—	—
Total	3,235	3,098	4%	$7,417	$6,997	6%	$2,293	$2,259	2%

CSX Q2 2026 Form 10-Q p.32

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Second Quarter 2026

Revenue
Total revenue increased 10% in second quarter 2026 when compared to second quarter 2025 primarily due to increased fuel surcharge revenue together with higher volume and pricing across merchandise, intermodal and coal.
Merchandise Volume
Chemicals - Increased due to higher shipments of plastics, waste, petcoke and sand.
Agricultural and Food Products - Increased due to higher shipments of export grains and domestic feed ingredients, partially offset by decreased shipments of domestic feed grain.
Minerals - Increased due to higher shipments of cement and aggregates.
Automotive - Decreased due to the impact of a temporary outage at a customer location associated with re-tooling efforts.
Metals and Equipment - Increased primarily due to higher pipe and scrap shipments, partially offset by lower steel shipments, which includes the impact of customer plant closures.
Forest Products - Flat as higher lumber shipments, including benefits from a tighter trucking environment, were offset by lower shipments of pulp and paper products, which include the impacts of both customer plant closures and temporary outages.
Fertilizers - Increased due to higher short-haul phosphates shipments.
Intermodal Volume
Domestic shipments increased due to wins with key customers, new service offerings and a tightening truck environment. International shipments were relatively flat to prior year levels.
Coal Volume
Export coal increased due to higher shipments of metallurgical and thermal coal, including the benefits of increased production from re-opened mines. Domestic coal decreased due to lower shipments to utility plants, partially offset by higher shipments to steel manufacturing locations and lake terminals.
Trucking Revenue
Trucking revenue increased $15 million versus the prior year due to higher fuel surcharge.
Other Revenue
Other revenue decreased $15 million due to an increase in the reserve for freight in transit in the current year compared to a decrease in the prior year.
CSX Q2 2026 Form 10-Q p.33

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Expenses
Expenses of $2.4 billion increased $138 million, or 6%, in second quarter 2026 when compared to second quarter 2025. Fuel expense increased $177 million compared to prior year while total non-fuel expense decreased $39 million.
Labor and Fringe expense increased $40 million due to the following:
•Incentive compensation increased $56 million driven by higher expected payouts.
•An increase of $32 million was due to inflation.
•All other net costs decreased $48 million primarily due to lower headcount.
Purchased Services and Other expense decreased $66 million due to the following:
•Efficiency savings, net of inflation, of $54 million were driven by cost reductions across operating and support functions.
•A decrease of $14 million was due to the effects of network disruptions and congestion in the prior year, including rerouting impacts.
•Gains on property dispositions of $17 million in second quarter 2026 were primarily due to the sale of the Company's last remaining aircraft in the asset group. Gains were $8 million in the prior year.
•All other net costs increased $11 million, primarily due to intermodal volume increases and advisory expenses related to potential industry consolidation. These increases were partially offset by an insurance recovery related to 2024 property damage on the Blue Ridge subdivision.
Depreciation and Amortization expense decreased $16 million primarily as a result of an equipment depreciation study.
Fuel costs increased $177 million primarily due to a 74% increase in locomotive fuel prices as well as higher non-locomotive fuel prices, partially offset by efficiency savings.
Equipment and Other Rents expense increased $3 million.

Interest Expense
Interest expense decreased $1 million.
Other Income - Net
Other income - net increased $3 million primarily due to higher interest income.
Income Tax Expense
Income tax expense increased $54 million primarily due to higher earnings before income taxes.
CSX Q2 2026 Form 10-Q p.34

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Six Months Results of Operations

Revenue increased $420 million primarily due to volume and price growth in merchandise, intermodal and coal as well as higher fuel recovery.
Total expense decreased $15 million as efficiency savings, gains on property dispositions and other decreases were largely offset by higher fuel prices, inflation and higher incentive compensation.
Interest expense increased $3 million.
Other income - net was flat.
Income tax expense increased $98 million primarily due to higher earnings before income taxes.
CSX Q2 2026 Form 10-Q p.35

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

The increase in FCF before dividends of $1.2 billion from the prior year is primarily due to prior year payments of previously postponed taxes, decreased property additions driven by completion of the Blue Ridge subdivision rebuild, and higher cash-generating net earnings. Prior year property additions include approximately $295 million related to rebuilding the Blue Ridge subdivision, which was reopened in September 2025.

The following table reconciles cash provided by operating activities (GAAP measure) to FCF before dividends (non-GAAP measure).

	Six Months
(Dollars in Millions)	2026	2025
Net cash provided by operating activities	$2,599	$1,890
Property Additions	(1,119)	(1,495)
Proceeds and Advances from Property Dispositions	137	49
Free Cash Flow (before payment of dividends)	$1,617	$444
CSX Q2 2026 Form 10-Q p.36

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

In the second quarter of 2026, velocity improved by 3% while dwell increased by 6% versus prior year. Carload trip plan performance decreased by 5% and intermodal trip plan performance decreased by 2%. The Company continues to focus on operational improvements and executing the operating plan to deliver safe, reliable, and efficient service to customers.

The Federal Railroad Administration (“FRA”) personal injury frequency index of 0.83 in second quarter 2026 improved 19% compared to prior year and the FRA train accident rate of 2.72 improved 30%. Safety is a top priority at CSX, and the Company is committed to reducing risk and enhancing the overall safety of its employees, customers, and communities in which it operates.

	Second Quarters			Six Months
	2026	2025	Improvement / (Deterioration)	2026	2025	Improvement / (Deterioration)
Operations Performance
Train Velocity (Miles Per Hour)	18.0	17.5	3%	18.4	17.6	5%
Dwell (Hours)	11.0	10.4	(6)%	10.9	11.0	1%
Cars Online	131,642	129,738	(1)%	127,745	130,962	2%

On-Time Originations	70%	69%	1%	71%	68%	4%
On-Time Arrivals	54%	55%	(2)%	57%	55%	4%
Carload Trip Plan Performance	71%	75%	(5)%	73%	72%	1%
Intermodal Trip Plan Performance	88%	90%	(2)%	88%	90%	(2)%

Fuel Efficiency	0.94	0.98	4%	0.96	0.98	2%

Revenue Ton-Miles (Billions)
Merchandise	34.4	33.2	4%	67.0	65.5	2%
Coal	9.1	9.3	(2)%	17.6	17.7	(1)%
Intermodal	7.9	7.5	5%	15.4	14.6	5%
Total Revenue Ton-Miles	51.4	50.0	3%	100.0	97.8	2%

Total Gross Ton-Miles (Billions)	99.7	99.6	—%	193.2	193.5	—%

Safety
FRA Personal Injury Frequency Index	0.83	1.03	19%	0.79	0.98	19%
FRA Train Accident Rate	2.72	3.88	30%	2.68	3.76	29%
Certain operating statistics are estimated and can continue to be updated as actuals settle. The methodology for calculating train velocity, dwell, cars online and trip plan performance differs from that used by the Surface Transportation Board. The Company will continue to report these metrics to the Surface Transportation Board using the prescribed methodology.

CSX Q2 2026 Form 10-Q p.37

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
CSX Q2 2026 Form 10-Q p.38

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

Material Changes in Significant Cash Flows
    The following chart highlights the operating, investing and financing components of the net increase of $337 million and decrease of $546 million in cash and cash equivalents for the six months ended June 30, 2026, and June 30, 2025, respectively.

•The Company generated $709 million more cash from operating activities primarily driven by higher cash-generating net earnings and favorable working capital activities, which included the impact of the prior year payment of $429 million in previously postponed taxes that was partially offset by higher accounts receivable commensurate with higher revenues.
•CSX used $133 million less cash for investing activities primarily due to lower property additions following the completion of the rebuilding of the Blue Ridge subdivision in prior year and increased proceeds from property dispositions in the current year. The decrease was partially offset by net purchases of short-term investments in 2026.
•The Company used $41 million less cash for financing activities as lower share repurchases were mostly offset by reduced cash from debt issuance.

CSX Q2 2026 Form 10-Q p.39

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sources of Cash and Liquidity and Uses of Cash
As of the end of second quarter 2026, CSX had $1.4 billion of cash, cash equivalents and short-term investments. CSX uses current cash balances for general corporate purposes, which may include capital expenditures, working capital requirements, reduction or refinancing of outstanding indebtedness, redemptions and repurchases of CSX common stock, dividends to shareholders, acquisitions and other business opportunities, and contributions to the Company's qualified pension plan. See Note 7, Debt and Credit Agreements.

The Company has multiple sources of liquidity, including cash generated from operations and financing sources. The Company filed a shelf registration statement with the SEC on February 27, 2025, which may be used to issue debt or equity securities at CSX’s discretion, subject to market conditions and CSX Board authorization. While CSX seeks to give itself flexibility with respect to cash requirements, there can be no assurance that market conditions would permit CSX to sell such securities on acceptable terms at any given time, or at all. During the six months ended June 30, 2026, CSX did not issue any long-term debt.

CSX has a $1.2 billion unsecured, revolving credit facility backed by a diverse syndicate of banks that expires in February 2028. At June 30, 2026, the Company had no outstanding balances under this facility. The Company also has a commercial paper program, backed by the revolving credit facility, under which the Company may issue unsecured short-term commercial paper notes up to a maximum aggregate principal amount of $1.0 billion outstanding at any time. At June 30, 2026, the Company had no debt outstanding under the commercial paper program.

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

CSX Q2 2026 Form 10-Q p.40

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in the Consolidated Balance Sheets and Working Capital
Total assets increased $1.0 billion from year end primarily due to $715 million increase in cash and short-term investments, a $158 million increase in accounts receivable commensurate with increased revenue, and a $135 million increase in net property consistent with planned capital expenditures.

Total liabilities increased $116 million from year end primarily due to an $86 million increase in deferred income taxes primarily driven by bonus tax depreciation and a $70 million increase in income and other taxes payable due to increased earnings and the timing of tax payments. Total shareholders' equity increased $928 million from year end primarily driven by net earnings of $1.8 billion, partially offset by dividends paid of $520 million and share repurchases of $506 million.

Working capital is considered a measure of a company's ability to meet its short-term needs. CSX had a working capital deficit of $746 million as of June 30, 2026, and $583 million as of December 31, 2025. This deficit increase of $163 million since year end was primarily driven by a $1.0 billion reclass of long-term debt to current and a $70 million increase in income and other taxes payable. These increases were partially offset by a $715 million increase in cash and short-term investments as noted above and a $158 million increase in accounts receivable. The Company's working capital balance varies due to factors such as the timing of scheduled debt payments and changes in cash and cash equivalent balances as discussed above. The Company continues to maintain adequate liquidity to satisfy current liabilities and maturing obligations when they come due. CSX has sufficient financial capacity, including its revolving credit facility, commercial paper program and shelf registration statement to manage its day-to-day cash requirements and any anticipated obligations. The Company from time to time accesses the credit markets for additional liquidity.

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

LABOR AGREEMENTS
Approximately 16,600 of the Company's approximately 22,200 employees are members of a rail labor union and covered by national agreements with the Class I railroads or CSX-specific agreements. Agreements with an effective date of January 1, 2025, have been fully ratified by most unions, representing nearly 75% of the Company's unionized workforce. The remaining unionized employees are covered under previous agreements while negotiations take place since collective agreements under the Railway Labor Act do not expire, but continue until amended or replaced.
CSX Q2 2026 Form 10-Q p.41

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

CSX Q2 2026 Form 10-Q p.42

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
•changes in domestic or international economic, political or business conditions, including those directly affecting the transportation industry (such as the impact of industry competition, conditions, performance and consolidation, as well as the impact of international trade agreements and tariffs) and those affecting the level of demand for products carried by CSXT or by truck, including impacts to the performance and value of the Company's rail and trucking-related investments;
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
•the inherent business risks associated with safety and security, including the transportation of hazardous materials and cybersecurity incidents compromising the security, stability, availability, or reliability of information technology systems or data;
•adverse economic or operational effects from actual or threatened war or terrorist activities and any governmental response;
•loss of key personnel or the inability to hire and retain qualified employees;
CSX Q2 2026 Form 10-Q p.43

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
CSX Q2 2026 Form 10-Q p.44

CSX CORPORATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk from the information provided under Part II, Item 7A (Quantitative and Qualitative Disclosures about Market Risk) of CSX's most recent annual report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
As of June 30, 2026, under the supervision and with the participation of CSX's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that, as of June 30, 2026, the Company's disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in CSX's periodic SEC reports. There were no changes in the Company's internal controls over financial reporting during the second quarter of 2026 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

CSX Q2 2026 Form 10-Q p.45

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

Item 2. CSX Purchases of Equity Securities
During fourth quarter 2023, the Company began repurchasing shares under the $5 billion share repurchase program approved in October 2023. On May 12, 2026, the Board of Directors authorized a new share repurchase program, providing $5 billion of incremental authority to that remaining under the existing October 2023 share repurchase program. Total repurchase authority remaining as of June 30, 2026, was $5.7 billion. For more information about share repurchases, see Note 2, Earnings Per Share. Share repurchase activity for the second quarter 2026 is shown below. Amounts exclude the impact of excise tax on net share repurchases imposed as part of the Inflation Reduction Act of 2022.

	CSX Purchases of Equity Securities for the Quarter
Second Quarter	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning Balance				$988,639,327
April 1 - April 30, 2026	1,341,830	$43.14	1,341,830	930,747,490
May 1 - May 31, 2026	2,380,111	45.30	2,380,111	5,822,917,820
June 1 - June 30, 2026	2,547,352	46.44	2,547,352	5,704,621,786
Ending Balance	6,269,293	$45.30	6,269,293	$5,704,621,786

CSX Q2 2026 Form 10-Q p.46

CSX CORPORATION
PART II

Item 3. Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
Not Applicable

Item 5. Other Information
During the second quarter of 2026, none of the Company's directors or officers adopted or terminated any "Rule 10b5-1 trading arrangement" or any "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.
CSX Q2 2026 Form 10-Q p.47

CSX CORPORATION
PART II

Item 6. Exhibits

Exhibit designation	Nature of exhibit	Previously filed as exhibit to

10.1* ***	Amendment to the CSX Executives’ Deferred Compensation Plan, effective as of June 1, 2026
10.2* ***	Employment Separation Agreement and Release, effective as of May 26, 2026, between CSX Corporation and Stephen Fortune

Officer certifications:
31*	Rule 13a-14(a) Certifications
32**	Section 1350 Certifications

Interactive data files:
101*
The following financial information from CSX Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, filed with the SEC on July 22, 2026, formatted in inline XBRL includes: (i) consolidated income statements for the quarters and six months ended June 30, 2026, and June 30, 2025, (ii) condensed consolidated comprehensive income statements for the quarters and six months ended June 30, 2026, and June 30, 2025, (iii) consolidated balance sheets at June 30, 2026, and December 31, 2025, (iv) consolidated cash flow statements for the six months ended June 30, 2026, and June 30, 2025, (v) consolidated statements of changes in shareholders' equity for the quarters and six months ended June 30, 2026, and June 30, 2025, and (vi) the notes to consolidated financial statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)

* Filed herewith
** Furnished herewith
*** Management contract or compensatory plan or arrangement
CSX Q2 2026 Form 10-Q p.48

CSX CORPORATION
PART II

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSX CORPORATION
(Registrant)

By: /s/ ANGELA C. WILLIAMS
Angela C. Williams
Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Dated: July 22, 2026

CSX Q2 2026 Form 10-Q p.49