Form 10-Q
period 2026-09-30
CSX CORP
filed 2026-10-21
CIK 277948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(☒)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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
Yes (☐) No (X)
There were 1,843,398,210 shares of common stock outstanding on September 30, 2026 (the latest practicable date that is closest to the filing date).
CSX Q3 2026 Form 10-Q p.1

CSX CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026
CSX Q3 2026 Form 10-Q p.2

CSX CORPORATION
PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED INCOME STATEMENTS (Unaudited)
(Dollars in Millions, Except Per Share Amounts)

	Third Quarters		Nine Months
	2026	2025	2026	2025

Revenue	$4,017	$3,587	$11,434	$10,584
Expense
Labor and Fringe	834	815	2,477	2,427
Purchased Services and Other	657	730	1,917	2,214
Depreciation and Amortization	413	424	1,239	1,276
Fuel	451	281	1,199	825
Equipment and Other Rents	92	86	273	267
Goodwill Impairment	—	164	—	164
Total Expense	2,447	2,500	7,105	7,173

Operating Income	1,570	1,087	4,329	3,411

Interest Expense	(207)	(210)	(631)	(631)
Other Income - Net	21	21	69	69
Earnings Before Income Taxes	1,384	898	3,767	2,849

Income Tax Expense	(332)	(204)	(906)	(680)
Net Earnings	$1,052	$694	$2,861	$2,169

Per Common Share (Note 2)
Net Earnings Per Share, Basic	$0.57	$0.37	$1.54	$1.16
Net Earnings Per Share, Assuming Dilution	$0.57	$0.37	$1.54	$1.16

Average Shares Outstanding (In Millions)	1,849	1,864	1,855	1,874
Average Shares Outstanding, Assuming Dilution (In Millions)	1,853	1,867	1,858	1,876

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS (Unaudited)
(Dollars in Millions)

	Third Quarters		Nine Months
	2026	2025	2026	2025
Total Comprehensive Earnings (Note 10)	$1,053	$698	$2,866	$2,181

See accompanying notes to consolidated financial statements.
CSX Q3 2026 Form 10-Q p.3

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	(Unaudited)
	September 30, 2026	December 31, 2025
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,223	$670
Short-term Investments (Note 9)	382	5
Accounts Receivable - Net (Note 8)	1,485	1,298
Materials and Supplies	401	390
Other Current Assets	142	187
Total Current Assets	3,633	2,550

Properties	54,911	53,816
Accumulated Depreciation	(17,769)	(17,005)
Properties - Net	37,142	36,811

Investment in Affiliates and Other Companies	2,707	2,634
Right-of-Use Lease Asset	477	464
Goodwill and Other Intangible Assets - Net	258	267
Other Long-term Assets	937	956
Total Assets	$45,154	$43,682

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$1,137	$1,149
Labor and Fringe Benefits Payable	566	532
Casualty, Environmental and Other Reserves (Note 4)	185	184
Current Maturities of Long-term Debt (Note 7)	1,702	708
Income and Other Taxes Payable	205	118
Interest Payable	245	170
Other Current Liabilities	269	272
Total Current Liabilities	4,309	3,133

Casualty, Environmental and Other Reserves (Note 4)	294	295
Long-term Debt (Note 7)	17,102	18,165
Deferred Income Taxes - Net	8,030	7,914
Long-term Lease Liability	492	479
Other Long-term Liabilities	545	536
Total Liabilities	30,772	30,522

Shareholders' Equity:
Common Stock, $1 Par Value	1,842	1,860
Other Capital	1,134	948
Retained Earnings	11,608	10,560
Accumulated Other Comprehensive Loss (Note 10)	(208)	(213)
Non-controlling Minority Interest	6	5
Total Shareholders' Equity	14,382	13,160
Total Liabilities and Shareholders' Equity	$45,154	$43,682
See accompanying notes to consolidated financial statements.
CSX Q3 2026 Form 10-Q p.4

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CASH FLOW STATEMENTS (Unaudited)
(Dollars in Millions)

	Nine Months
	2026	2025

OPERATING ACTIVITIES
Net Earnings	$2,861	$2,169
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation and Amortization	1,239	1,276
Deferred Income Taxes	115	143
Goodwill Impairment	—	164
Other Operating Activities	(128)	(58)
Changes in Operating Assets and Liabilities:
Accounts Receivable	(196)	(30)
Other Current Assets	64	(32)
Accounts Payable	67	36
Income and Other Taxes Payable	86	(508)
Other Current Liabilities	108	67
Net Cash Provided by Operating Activities	4,216	3,227

INVESTING ACTIVITIES
Property Additions	(1,712)	(2,225)
Purchases of Short-Term Investments	(515)	—
Proceeds from Sales of Short-term Investments	153	72
Proceeds and Advances from Property Dispositions	144	64
Business Acquisition, Net of Cash Acquired	—	(15)
Other Investing Activities	23	(41)
Net Cash Used In Investing Activities	(1,907)	(2,145)

FINANCING ACTIVITIES
Shares Repurchased	(1,061)	(1,284)
Dividends Paid	(779)	(730)
Long-term Debt Repaid (Note 7)	(10)	(12)
Long-term Debt Issued (Note 7)	—	600
Other Financing Activities	94	23
Net Cash Used in Financing Activities	(1,756)	(1,403)

Net Increase (Decrease) in Cash and Cash Equivalents	553	(321)

CASH AND CASH EQUIVALENTS
Cash and Cash Equivalents at Beginning of Period	670	933
Cash and Cash Equivalents at End of Period	$1,223	$612

Certain prior year data has been reclassified to conform to the current presentation.
See accompanying notes to consolidated financial statements.
CSX Q3 2026 Form 10-Q p.5

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY (Unaudited)
(Dollars in Millions)

Nine Months 2026	Common Shares Outstanding (Thousands)	Common Stock and Other Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income(a)	Non-controlling Minority Interest	Total Shareholders' Equity

Balance December 31, 2025	1,859,659	$2,808	$10,560	$(213)	$5	$13,160
Comprehensive Earnings:
Net Earnings	—	—	807	—	—	807
Other Comprehensive Income	—	—	—	1	—	1
Total Comprehensive Earnings						808

Common stock dividends, $0.14 per share	—	—	(260)	—	—	(260)
Share Repurchases	(5,686)	(6)	(216)	—	—	(222)
Excise Tax on Net Share Repurchases	—	—	(1)	—	—	(1)
Stock Option Exercises and Other	3,858	94	1	—	1	96
Balance March 31, 2026	1,857,831	$2,896	$10,891	$(212)	$6	$13,581
Comprehensive Earnings:
Net Earnings	—	—	1,002	—	—	1,002
Other Comprehensive Income	—	—	—	3	—	3
Total Comprehensive Earnings						1,005

Common stock dividends, $0.14 per share	—	—	(260)	—	—	(260)
Share Repurchases	(6,269)	(6)	(278)	—	—	(284)
Excise Tax on Net Share Repurchases	—	—	(2)	—	—	(2)
Stock Option Exercises and Other	749	49	(1)	—	—	48
Balance June 30, 2026	1,852,311	$2,939	$11,352	$(209)	$6	$14,088
Comprehensive Earnings:
Net Earnings	—	—	1,052	—	—	1,052
Other Comprehensive Income	—	—	—	1	—	1
Total Comprehensive Earnings						1,053

Common stock dividends, $0.14 per share	—	—	(259)	—	—	(259)
Share Repurchases	(11,143)	(11)	(532)	—	—	(543)
Excise Tax on Net Share Repurchases	—	—	(5)	—	—	(5)
Stock Option Exercises and Other	916	48	—	—	—	48
Balance September 30, 2026	1,842,084	$2,976	$11,608	$(208)	$6	$14,382
(a) Accumulated Other Comprehensive Loss balances shown above are net of tax. The associated taxes were $58 million as of December 31, 2025, $57 million as of March 31, 2026, $57 million as of June 30, 2026, and $57 million as of September 30, 2026. For additional information, see Note 10, Other Comprehensive Income.

See accompanying notes to consolidated financial statements.
CSX Q3 2026 Form 10-Q p.6

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
CSX Q3 2026 Form 10-Q p.7

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
CSX Q3 2026 Form 10-Q p.8

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

Fiscal Year
The Company's fiscal periods are based upon the calendar year. Except as otherwise specified, references to “third quarter(s)” or “nine months” indicate CSX's fiscal periods ending September 30, 2026, and September 30, 2025, and references to "year-end" indicate the fiscal year ended December 31, 2025.

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

CSX Q3 2026 Form 10-Q p.9

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2.    Earnings Per Share

The following table sets forth the computation of basic earnings per share and earnings per share, assuming dilution.

	Third Quarters		Nine Months
	2026	2025	2026	2025
Numerator (Dollars in Millions):
Net Earnings	$1,052	$694	$2,861	$2,169

Denominator (Units in Millions):
Average Common Shares Outstanding	1,849	1,864	1,855	1,874
Other Potentially Dilutive Common Shares	4	3	3	2
Average Common Shares Outstanding, Assuming Dilution	1,853	1,867	1,858	1,876

Net Earnings Per Share, Basic	$0.57	$0.37	$1.54	$1.16
Net Earnings Per Share, Assuming Dilution	$0.57	$0.37	$1.54	$1.16

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

CSX Q3 2026 Form 10-Q p.10

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2.    Earnings Per Share, continued

Share Repurchases
During fourth quarter 2023, the Company began repurchasing shares under the $5 billion share repurchase program approved in October 2023. In May 2026, the Board of Directors authorized a new share repurchase program, providing $5 billion of incremental authority to that remaining under the existing October 2023 share repurchase program. Total repurchase authority was $5.2 billion as of September 30, 2026.

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

During third quarters and nine months ended September 30, 2026, and September 30, 2025, the Company engaged in the following repurchase activities:

	Third Quarters		Nine Months
	2026	2025	2026	2025
Shares Repurchased (Millions)	11	3	23	41
Cost of Shares (Dollars in Millions)	$543	$112	$1,049	$1,264
Average Price Paid per Share	$48.75	$33.07	$45.42	$30.61

Excise Taxes Paid for Net Share Repurchases (Dollars in Millions) (a)	$—	$—	$12	$20
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

CSX Q3 2026 Form 10-Q p.11

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

	Third Quarters		Nine Months
(Dollars in Millions)	2026	2025	2026	2025
Share-Based Compensation Expense:
Performance Units	$10	$—	$28	$2
Restricted Stock Units	4	7	12	20
Stock Options	4	4	11	10
Employee Stock Purchase Plan	2	3	7	8
Stock Awards for Directors	—	—	2	3
Total Share-Based Compensation Expense	$20	$14	$60	$43
Income Tax Benefit	$4	$4	$16	$10

Long-term Incentive Plan
In February 2026, the Company granted the following awards under a new long-term incentive plan ("LTIP") for the years 2026 through 2028, which was adopted under the CSX 2019 Stock and Incentive Award Plan.

	Granted (Thousands)	Weighted Avg. Fair Value
Performance Units	637	$50.18
Restricted Stock Units	255	42.65
Stock Options	1,271	12.83

CSX Q3 2026 Form 10-Q p.12

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

Other Awards
Awards are periodically granted outside of the annual LTIP program, subject to approval by the Board of Directors, Compensation and Talent Management Committee, or Chief Executive Officer ("CEO") as appropriate. Immaterial awards outside of the annual LTIP program were granted to certain management employees during the third quarters and nine months ended September 30, 2026, and September 30, 2025.

For more information related to the Company's outstanding long-term incentive compensation, including units granted under previous LTIPs, see CSX's most recent annual report on Form 10-K.

CSX Q3 2026 Form 10-Q p.13

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.    Casualty, Environmental and Other Reserves

Personal injury and environmental reserves are considered critical accounting estimates due to the need for management judgment. Casualty, environmental and other reserves are reflected in the consolidated balance sheets as shown in the table below.

	September 30, 2026			December 31, 2025
(Dollars in Millions)	Current	Long-term	Total	Current	Long-term	Total

Casualty:
Personal Injury	$60	$101	$161	$60	$94	$154
Occupational	6	53	59	6	53	59
Total Casualty	66	154	220	66	147	213
Environmental	50	92	142	49	107	156
Other	69	48	117	69	41	110
Total	$185	$294	$479	$184	$295	$479

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

Personal Injury
Personal injury reserves represent liabilities for employee work-related and third-party injuries. Work-related injuries for CSXT employees are primarily subject to the Federal Employers’ Liability Act (“FELA”). CSXT retains an independent actuary to assist management in assessing the value of personal injury claims. An analysis is performed by the actuary quarterly and is reviewed by management. This analysis did not result in a material adjustment to the personal injury reserve in the quarters or nine months ended September 30, 2026, or September 30, 2025.

CSX Q3 2026 Form 10-Q p.14

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.    Casualty, Environmental and Other Reserves, continued

Occupational
Occupational reserves represent liabilities arising from allegations of exposure to certain materials in the workplace (such as solvents, soaps, chemicals and diesel fumes), past exposure to asbestos or allegations of chronic physical injuries resulting from work conditions (such as repetitive stress injuries). The Company retains an independent actuary to analyze the Company’s historical claim filings, settlement amounts, and dismissal rates to assist in determining future anticipated claim filing rates and average settlement values. This analysis is performed by the actuary and reviewed by management quarterly. The analysis did not result in a material adjustment to the occupational reserve in the quarters or nine months ended September 30, 2026, or September 30, 2025.

Environmental
The Company is a party to various proceedings related to environmental issues, including administrative and judicial proceedings involving private parties and regulatory agencies. The Company has been identified as a potentially responsible party at approximately 200 environmentally impaired sites. Many of these are, or may be, subject to remedial action under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), also known as the Superfund Law, or similar state statutes. Most of these proceedings arose from environmental conditions on properties used for ongoing or discontinued railroad operations. A number of these proceedings, however, are based on allegations that the Company, or its predecessors, sent hazardous substances to facilities owned or operated by others for treatment, recycling or disposal. In addition, some of the Company's land holdings were leased to others for commercial or industrial uses that may have resulted in releases of hazardous substances or other regulated materials onto the property and could give rise to proceedings against the Company.

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

CSX Q3 2026 Form 10-Q p.15

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

Legal
The Company is involved in litigation incidental to its business and is a party to a number of legal actions and claims, various governmental proceedings and private civil lawsuits, including, but not limited to, those related to fuel surcharge practices, tax matters, environmental and hazardous material exposure matters, FELA and labor claims by current or former employees, other personal injury or property claims, and disputes and complaints involving certain transportation rates and charges. Some of the legal proceedings include claims for compensatory as well as punitive damages and others are, or are purported to be, class actions. While the final outcomes of these matters cannot be predicted with certainty, considering, among other things, the legal defenses available and liabilities that have been recorded along with applicable insurance, it is currently the opinion of management that none of these pending items is likely to have a material adverse effect on the Company's financial condition, results of operations or liquidity. An unexpected adverse resolution of one or more of these items, however, could have a material adverse effect on the Company's financial condition, results of operations or liquidity in that particular period.

The Company is able to estimate a range of possible loss for certain matters for which a loss is reasonably possible in excess of reserves established. The Company has estimated this range to be $1 million to $75 million in the aggregate at September 30, 2026. This estimated aggregate range is based upon currently available information and is subject to significant judgment and a variety of assumptions. Accordingly, the Company's estimate will change from time to time, and actual losses may vary significantly from the current estimate.

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
CSX Q3 2026 Form 10-Q p.16

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.    Commitments and Contingencies, continued

Although the class was not certified, individual shippers have since brought claims against the railroads, which were also transferred to federal court in the District of Columbia for pre-trial proceedings but before a different judge. In March 2024, the original case was reassigned to the judge in the later-filed case. The railroads filed motions for summary judgment on July 17, 2024, with the briefing completed in December 2024. The judge held a hearing on the railroads' summary judgment motions on June 18, 2025, and granted summary judgment in favor of the railroads on June 24, 2025, ordering the cases closed. Most of the individual shippers have appealed the summary judgment ruling to the U.S. Court of Appeals for the D.C. Circuit. Briefing on the appeal is complete and oral argument is scheduled for December 11, 2026.

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
CSX Q3 2026 Form 10-Q p.17

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

On June 29, 2026, Nokia filed a complaint in the United States District Court for the District of Columbia against the United States, EPA, the U.S. Department of Justice ("DOJ"), and related federal officials challenging EPA’s decision to exclude Nokia from the CD and its classification of Nokia as a party responsible for performing or funding the Lower Passaic River cleanup. The complaint seeks declaratory and injunctive relief relating to Nokia’s treatment in EPA’s enforcement and settlement process.

On September 10, 2026, DOJ, on behalf of EPA, lodged a separate proposed consent decree in the United States District Court for the District of New Jersey. Under the proposed consent decree, ERH (which claims to be a corporate successor to Occidental) would perform an estimated $125 million of work to support the cleanup, consisting of the construction of an upland processing facility and upland support facilities to enable future dredging and capping, baseline sampling of the lower 8.3 miles, and reimbursement of EPA’s future oversight costs. The proposed consent decree would require ERH to secure financial assurance initially in the amount of $125 million and, upon entry, would provide ERH with a covenant not to sue and protection from contribution claims under Section 113(f)(2) of CERCLA for the specific matters addressed in the decree. The proposed consent decree is subject to a public comment period.

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

CSX Q3 2026 Form 10-Q p.18

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

	Pension Benefits Cost
	Third Quarters		Nine Months
(Dollars in Millions)	2026	2025	2026	2025
Service Cost Included in Labor and Fringe	$6	$5	$17	$15

Interest Cost	25	27	75	82
Expected Return on Plan Assets	(38)	(40)	(112)	(120)
Amortization of Net Loss	6	6	18	17
Total Included in Other Income - Net	(7)	(7)	(19)	(21)

Net Periodic Benefit Credit	$(1)	$(2)	$(2)	$(6)

Qualified pension plan obligations are funded in accordance with regulatory requirements and with an objective of meeting or exceeding minimum funding requirements necessary to avoid restrictions on flexibility of plan operation and benefit payments. No contributions to the Company's qualified pension plans are expected in 2026.

CSX Q3 2026 Form 10-Q p.19

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7.    Debt and Credit Agreements

Total activity related to long-term debt during the quarter ended September 30, 2026, is shown in the table below. For fair value information related to the Company's long-term debt, see Note 9, Fair Value Measurements.

(Dollars in Millions)	Current Portion	Long-term Portion	Total
Long-term Debt as of December 31, 2025	$708	$18,165	$18,873
2026 Activity:
Long-term Debt Repaid	(10)	—	(10)
Reclassifications	1,003	(1,003)	—
Hedging, Discount, Premium and Other Activity	1	(60)	(59)
Long-term Debt as of September 30, 2026	$1,702	$17,102	$18,804

Interest Rate Derivatives
Fair Value Hedges
In first quarter 2025, CSX entered into two fixed-to-floating interest rate swaps classified as fair value hedges. The swaps are designed to hedge 10 years of interest rate risk associated with market fluctuations attributable to the Secured Overnight Financing Rate ("SOFR") on a cumulative $250 million of fixed rate outstanding notes which are due in 2055. The cumulative fair value of these swaps, which is included in other long-term liabilities and other long-term assets on the consolidated balance sheet, was a liability of $12 million and an asset of $9 million as of September 30, 2026, and December 31, 2025, respectively.

CSX has seven other fixed-to-floating interest rate swaps classified as fair value hedges. The swaps are designed to hedge 10 years of interest rate risk associated with market fluctuations attributable to SOFR on a cumulative $1.1 billion of fixed rate outstanding notes which are due between 2032 and 2040. These swaps are comprised of two swaps entered during 2023 (“2023 swaps”) and five swaps entered during 2022 (“2022 swaps”). The cumulative fair value of the 2023 swaps was a liability of $4 million and an asset of $14 million as of September 30, 2026, and December 31, 2025, respectively, and is included in other long-term liabilities and other long-term assets on the consolidated balance sheet. The cumulative fair value of the 2022 swaps was a liability of $128 million and $87 million as of September 30, 2026, and December 31, 2025, respectively, and is included in other long-term liabilities on the consolidated balance sheet.

The swaps expire between 2032 and 2055. If settled early, the remaining cumulative fair value adjustment to the hedged notes will be amortized over the remaining life of the associated notes. The cumulative adjustment to the hedged notes is included in long-term debt on the consolidated balance sheet as shown in the following table below.

(Dollars in Millions)	September 30, 2026	December 31, 2025
Notional Value of Hedged Notes	$1,300	$1,300
Fair Value Asset Adjustment to Hedged Notes	—	23
Fair Value Liability Adjustment to Hedged Notes	(144)	(87)
Carrying Amount of Hedged Notes	$1,156	$1,236

CSX Q3 2026 Form 10-Q p.20

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

	Third Quarters		Nine Months
(Dollars in Millions)	2026	2025	2026	2025
Interest Expense Impact (Increase)/ Decrease	$(3)	$(6)	$(9)	$(16)

Cash Flow Hedges
The Company had forward starting interest rate swaps, designated as cash flow hedges in accordance with the Derivatives and Hedging Topic in the ASC, that had an aggregate notional value of $500 million at inception. These swaps were effected to hedge the benchmark interest rate associated with future interest payments related to the anticipated refinancing of $850 million of 3.25% notes due in 2027, which is expected to occur no later than 36 months following the maturity of those 2027 notes. CSX executed a final settlement of the notional value of the cash flow hedges in second quarter 2024, so no unsettled aggregate notional value of these swaps remained and there is no related asset or liability as of September 30, 2026, and December 31, 2025.

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
CSX Q3 2026 Form 10-Q p.21

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7.    Debt and Credit Agreements, continued

Credit Facility
The Company has a $1.2 billion unsecured revolving credit facility backed by a diverse syndicate of banks. This facility allows same-day borrowings at floating interest rates, based on SOFR or an agreed-upon replacement reference rate, plus a spread that depends upon CSX's senior unsecured debt ratings. This facility expires in February 2028. As of September 30, 2026, the Company had no outstanding balances under this facility.

Commitment fees and interest rates payable under the facility were similar to fees and rates available to comparably rated investment-grade borrowers. As of third quarter 2026, CSX was in compliance with all covenant requirements under this facility.

Commercial Paper
Under its commercial paper program, which is backed by the revolving credit facility, the Company may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $1.0 billion outstanding at any time. Proceeds from issuances of the notes are used for general corporate purposes. At September 30, 2026, the Company had no outstanding debt under the commercial paper program.
CSX Q3 2026 Form 10-Q p.22

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

	Third Quarters		Nine Months
(Dollars in Millions)	2026	2025	2026	2025

Chemicals	$790	$697	$2,286	$2,096
Agricultural and Food Products	430	382	1,283	1,208
Automotive	325	306	932	897
Forest Products	277	247	772	746
Metals and Equipment	267	224	743	657
Minerals	246	226	680	625
Fertilizers	118	126	391	388
Total Merchandise	2,453	2,208	7,087	6,617

Intermodal	634	527	1,772	1,511
Coal	537	490	1,515	1,428
Trucking	227	207	655	620
Other	166	155	405	408
Total	$4,017	$3,587	$11,434	$10,584

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

(Dollars in Millions)	September 30, 2026	December 31, 2025

Freight Receivables	$1,149	$932
Freight Allowance for Credit Losses	(17)	(23)
Freight Receivables - Net	1,132	909

Non-Freight Receivables	372	404
Non-Freight Allowance for Credit Losses	(19)	(15)
Non-Freight Receivables - Net	353	389
Total Accounts Receivable - Net	$1,485	$1,298

The Company maintains an allowance for expected credit losses to provide for the estimated amount of receivables that will not be collected. The allowance is based upon an assessment of risk characteristics, historical payment experience, and the age of outstanding receivables adjusted for forward-looking economic conditions as necessary. Credit losses recognized on the Company’s accounts receivable were not material in the third quarters or nine months ended September 30, 2026, or 2025.
CSX Q3 2026 Form 10-Q p.23

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

The corporate bonds, asset-backed securities and government securities are valued using broker quotes that utilize observable market inputs, which are Level 2 inputs. The carrying amounts of time deposits, which are reported in the consolidated balance sheet using Level 2 inputs, approximate fair value due to their short-term nature. Unrealized losses as of September 30, 2026, and September 30, 2025, were not material. The Company believes any impairment of investments held with gross unrealized losses to be temporary and not the result of credit risk.

The Company's investment assets are carried at fair value on the consolidated balance sheets and are included in short-term investments and other long-term assets. Investment asset holdings are summarized in the following table.

	September 30, 2026			December 31, 2025
(Dollars in Millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Exchange-traded Funds	$6	$—	$6	$5	$—	$5
Time Deposits	—	375	375	—	—	—
Government Securities	—	69	69	—	71	71
Corporate Bonds	—	67	67	—	82	82
Asset-backed Securities	—	17	17	—	29	29
Total Investments at Fair Value	$6	$528	$534	$5	$182	$187

The Company's debt securities include government securities, corporate bonds and asset-backed securities. The fair values of these securities totaled $153 million as of September 30, 2026, and $182 million as of December 31, 2025, and the amortized costs totaled $159 million and $181 million, respectively. All investment assets other than exchange-traded funds have stated contractual maturity dates as summarized in the following table:

(Dollars in Millions)	September 30, 2026	December 31, 2025
Less than 1 year	$382	$5
1 - 5 years	85	94
5 - 10 years	31	42
Greater than 10 years	30	41
Total Investments at Fair Value	$528	$182
CSX Q3 2026 Form 10-Q p.24

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

The fair value and carrying value of the Company's long-term debt is as follows:

(Dollars in Millions)	September 30, 2026	December 31, 2025
Long-term Debt (Including Current Maturities):
Fair Value	$15,921	$17,305
Carrying Value	18,804	18,873

Interest Rate Derivatives
The Company’s fixed-to-floating swaps are carried at fair value, which is determined with assistance from a third party based upon pricing models using inputs observed from actively quoted markets. All of the inputs used to determine the fair value of the fixed-to-floating interest rate swaps are Level 2 inputs. The fair value of the Company’s fixed-to-floating interest rate swaps was a liability of $16 million and an asset of $23 million (for swaps entered in 2025 and 2023), and a liability of $128 million and $87 million (for swaps entered in 2022) as of September 30, 2026, and December 31, 2025, respectively.

Changes in interest rates no longer impact the fair value of the Company’s forward starting interest rate swaps because they are fully settled. See Note 7, Debt and Credit Agreements, for further information.

CSX Q3 2026 Form 10-Q p.25

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10.     Other Comprehensive Income (Loss)

Total comprehensive earnings represents all changes in shareholders' equity during a period, other than those resulting from investments by and distributions to shareholders (e.g. issuance of equity securities and dividends). Generally, for CSX, total comprehensive earnings equals net earnings plus or minus adjustments for pension and other post-retirement liabilities, derivative activity and other items. Total comprehensive earnings is presented net of tax and was $1.1 billion and $698 million for third quarters 2026 and 2025, respectively, and $2.9 billion and $2.2 billion for the nine months ended September 30, 2026 and 2025, respectively

AOCI represents the cumulative balance of other comprehensive income, net of tax, as of the balance sheet date. Changes in the AOCI balance by component are shown in the following table. Amounts in pension and other post-employment benefits reclassified to net earnings relate to the amortization of actuarial losses and are included in other income - net on the consolidated income statements. See Note 6, Employee Benefit Plans, for further information. Interest rate derivatives consist of forward starting interest rate swaps classified as cash flow hedges, which are now fully settled. See Note 7, Debt and Credit Agreements, for further information. Other primarily represents CSX's share of AOCI of equity method investees. Amounts reclassified in other to net earnings are included in purchased services and other or equipment and other rents on the consolidated income statements.

	Pension and Other Post-Employment Benefits	Interest Rate Derivatives	Other	Accumulated Other Comprehensive (Loss) Income
(Dollars in Millions)
Balance December 31, 2025, Net of Tax	$(337)	$152	$(28)	$(213)
Other Comprehensive Income (Loss)
Amounts Reclassified to Net Earnings	13	—	(6)	7
Tax Expense	(3)	—	1	(2)
Total Other Comprehensive Income (Loss)	10	—	(5)	5
Balance September 30, 2026, Net of Tax	$(327)	$152	$(33)	$(208)
CSX Q3 2026 Form 10-Q p.26

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

CSX Q3 2026 Form 10-Q p.27

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Segment Reporting and Significant Expenses, continued

The table below presents information about the Company's significant expenses and the required reportable segment reconciliations for the quarters ended September 30, 2026, and September 30, 2025.

	Third Quarters
	2026		2025
(Dollars in Millions)	Rail	Reconciliation to Consolidated	Rail	Reconciliation to Consolidated
Revenue (a)	$3,790		$3,380

Reconciliation of Revenue
Trucking Revenue (a)		230		215
Elimination of intersegment revenues		(3)		(8)
Total Consolidated Revenue		$4,017		$3,587

Expense (b)
Labor and Fringe	$782		$758
Purchased Services and Other	548		624
Depreciation and Amortization	398		408
Fuel
Locomotive	384		237
Non-Locomotive	33		23
Equipment and Other Rents	87		80
Gain on Property Disposition	(11)		(6)
Segment Operating Income	$1,569		$1,256

Reconciliation of Operating Income
Trucking Expenses (b)		229		384
Elimination of intersegment expenses		(3)		(8)
Total Consolidated Operating Income		$1,570		$1,087

Interest Expense		(207)		(210)
Other Income - Net		21		21
Earnings Before Income Taxes		$1,384		$898

CSX Q3 2026 Form 10-Q p.28

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Segment Reporting and Significant Expenses, continued

The table below presents information about the Company's significant expenses and the required reportable segment reconciliations for the nine months ended September 30, 2026, and September 30, 2025.

	Nine Months
	2026		2025
(Dollars in Millions)	Rail	Reconciliation to Consolidated	Rail	Reconciliation to Consolidated
Revenue (a)	$10,779		$9,964

Reconciliation of Revenue
Trucking Revenue (a)		664		641
Elimination of intersegment revenues		(9)		(21)
Total Consolidated Revenue		$11,434		$10,584

Expense (b)
Labor and Fringe	$2,327		$2,268
Purchased Services and Other	1,630		1,893
Depreciation and Amortization	1,193		1,228
Fuel
Locomotive	1,014		688
Non-Locomotive	96		75
Equipment and Other Rents	258		252
Gain on Property Disposition	(57)		(11)
Segment Operating Income	$4,318		$3,571

Reconciliation of Operating Income
Trucking Expenses (b)		653		801
Elimination of intersegment expenses		(9)		(21)
Total Consolidated Operating Income		$4,329		$3,411

Interest Expense		(631)		(631)
Other Income - Net		69		69
Earnings Before Income Taxes		$3,767		$2,849

(a) Trucking revenue is comprised of revenue from Quality Carriers. Rail revenue represents revenue attributed to all CSX entities other than the trucking company, Quality Carriers.

(b) Trucking expenses include labor and fringe, purchased services and other, depreciation and amortization, fuel, equipment and other rents, and gains/losses on property dispositions from the operations of Quality Carriers. Rail expenses represent expenses attributable to all CSX entities other than the trucking company, Quality Carriers. Trucking expenses for the three and nine months ended September 30, 2025, include a $164 million impairment charge of Quality Carrier's goodwill. For more information related to the 2025 impairment, see CSX's most recent annual report on Form 10-K.
CSX Q3 2026 Form 10-Q p.29

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Segment Reporting and Significant Expenses, continued

Capital expenditures made by the rail segment were $581 million and $717 million, for the third quarters 2026 and 2025, respectively, and $1,679 million and $2,173 million, for the nine months ended September 30, 2026, and September 30, 2025, respectively. The total of the rail segment's reportable assets was $45.0 billion and $43.5 billion as of September 30, 2026, and December 31, 2025, respectively, out of total consolidated assets of $45.2 billion and $43.7 billion for the respective periods. The remaining non-rail assets are comprised of assets held by the trucking operating segment.

CSX Q3 2026 Form 10-Q p.30

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER 2026 RESULTS

•Revenue increased $430 million, or 12%, year over year.
•Expenses decreased $53 million, or 2%, year over year.
•Operating income of $1.6 billion increased $483 million, or 44%, year over year.
•Operating margin of 39.1% improved 880 basis points versus the prior year.
•Earnings per diluted share of $0.57 increased $0.20, or 54%, year over year.

	Third Quarters				Nine Months
	2026	2025	Fav / (Unfav)	% Change	2026	2025	Fav / (Unfav)	% Change
Volume (in Thousands)	1,687	1,612	75	5%	4,922	4,710	212	5%

(in Millions)
Revenue	$4,017	$3,587	$430	12	$11,434	$10,584	$850	8
Expense	2,447	2,500	53	2	7,105	7,173	68	1
Operating Income	$1,570	$1,087	$483	44%	$4,329	$3,411	$918	27%

Operating Margin	39.1%	30.3%	880	bps	37.9%	32.2%	570	bps

Earnings Per Diluted Share	$0.57	$0.37	$0.20	54%	$1.54	$1.16	$0.38	33%

CSX Q3 2026 Form 10-Q p.31

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Volume and Revenue (Unaudited)
Volume (Thousands of Units); Revenue (Dollars in Millions); Revenue Per Unit (Dollars)
Third Quarters
	Volume			Revenue			Revenue Per Unit
	2026	2025	% Change	2026	2025	% Change	2026	2025	% Change
Chemicals	176	164	7%	$790	$697	13%	$4,489	$4,250	6%
Agricultural and Food Products	114	110	4	430	382	13	3,772	3,473	9
Minerals	103	104	(1)	246	226	9	2,388	2,173	10
Automotive	97	99	(2)	325	306	6	3,351	3,091	8
Metals and Equipment	75	67	12	267	224	19	3,560	3,343	6
Forest Products	72	68	6	277	247	12	3,847	3,632	6
Fertilizers	42	48	(13)	118	126	(6)	2,810	2,625	7
Total Merchandise	679	660	3	2,453	2,208	11	3,613	3,345	8
Intermodal	820	768	7	634	527	20	773	686	13
Coal	188	184	2	537	490	10	2,856	2,663	7
Trucking	—	—	—	227	207	10	—	—	—
Other	—	—	—	166	155	7	—	—	—
Total	1,687	1,612	5%	$4,017	$3,587	12%	$2,381	$2,225	7%

Nine Months
	Volume			Revenue			Revenue Per Unit
	2026	2025	% Change	2026	2025	% Change	2026	2025	% Change
Chemicals	521	494	5%	$2,286	$2,096	9%	$4,388	$4,243	3%
Agricultural and Food Products	349	342	2	1,283	1,208	6	3,676	3,532	4
Minerals	290	282	3	680	625	9	2,345	2,216	6
Automotive	286	289	(1)	932	897	4	3,259	3,104	5
Metals and Equipment	212	202	5	743	657	13	3,505	3,252	8
Forest Products	206	208	(1)	772	746	3	3,748	3,587	4
Fertilizers	141	143	(1)	391	388	1	2,773	2,713	2
Total Merchandise	2,005	1,960	2	7,087	6,617	7	3,535	3,376	5
Intermodal	2,369	2,213	7	1,772	1,511	17	748	683	10
Coal	548	537	2	1,515	1,428	6	2,765	2,659	4
Trucking	—	—	—	655	620	6	—	—	—
Other	—	—	—	405	408	(1)	—	—	—
Total	4,922	4,710	5%	$11,434	$10,584	8%	$2,323	$2,247	3%

CSX Q3 2026 Form 10-Q p.32

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Third Quarter 2026

Revenue
Total revenue increased 12% in third quarter 2026 when compared to third quarter 2025 primarily due to increased fuel surcharge revenue as well as higher volume and pricing across merchandise, intermodal and coal.
Merchandise Volume
Chemicals - Increased primarily due to higher shipments of petcoke, waste, plastics and crude oil.
Agricultural and Food Products - Increased due to higher shipments of domestic and export grains and feed ingredients, partially offset by decreased shipments of ethanol.
Minerals - Decreased due to lower shipments of limestone, partially offset by higher shipments of construction-related materials.
Automotive - Decreased due to the impact of a temporary outage at a customer location associated with re-tooling efforts.
Metals and Equipment - Increased due to higher steel, equipment, and aluminum shipments.
Forest Products - Increased due to higher lumber and building products shipments, including benefits from a tighter trucking environment, which were partially offset by lower shipments of pulp and paper products, which includes the impacts of customer plant closures.
Fertilizers - Shipments decreased as higher input costs led to reduced fertilizer demand.
Intermodal Volume
Domestic shipments increased due to wins with key customers, new service offerings and a tightening truck environment. International shipments decreased slightly.
Coal Volume
Export coal increased due to higher shipments of metallurgical and thermal coal, including the benefits of increased production from re-opened mines. Domestic coal decreased due to lower shipments to utility plants, partially offset by higher shipments to steel manufacturing locations and lake terminals.
Trucking Revenue
Trucking revenue increased $20 million versus the prior year primarily due to higher fuel surcharge.
Other Revenue
Other revenue increased $11 million primarily due to higher revenue for intermodal storage and equipment usage.
CSX Q3 2026 Form 10-Q p.33

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Expenses
Expenses of $2.4 billion decreased $53 million, or 2%, in third quarter 2026 when compared to third quarter 2025. Third quarter 2026 expense included offsetting impacts of a $170 million increase in fuel expense and a $164 million decrease in goodwill impairment expense compared to prior year.
Labor and Fringe expense increased $19 million due to the following:
•Incentive compensation increased $53 million driven by higher expected payouts.
•An increase of $38 million was due to wage and healthcare cost inflation.
•A decrease of $22 million was due to prior year management and executive severance costs.
•The remaining $50 million net decrease was mostly due to lower headcount.
Purchased Services and Other expense decreased $73 million due to the following:
•Efficiency savings, net of inflation, of $42 million were driven by cost reductions across operating and support functions.
•Gains on property dispositions were $11 million in third quarter 2026 compared to $7 million in the prior year.
•All other net costs decreased $27 million, primarily due to the effects of higher costs in the prior year related to network disruptions, including rerouting impacts, and technology contract restructuring costs.
Depreciation and Amortization expense decreased $11 million primarily as a result of an equipment depreciation study, partially offset by increases related to a larger asset base.
Fuel costs increased $170 million mostly due to a 67% increase in locomotive fuel prices as well as higher non-locomotive fuel prices, partially offset by efficiency savings.
Equipment and Other Rents expense increased $6 million due to longer merchandise cycle times and higher volume.
Goodwill Impairment expense in the prior year for Quality Carriers was $164 million.

Interest Expense
Interest expense decreased $3 million.
Other Income - Net
Other income - net was flat as higher interest income was offset by other items.
Income Tax Expense
Income tax expense increased $128 million primarily due to higher earnings before income taxes.
CSX Q3 2026 Form 10-Q p.34

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nine Months Results of Operations

Revenue increased $850 million primarily due to volume and price growth in merchandise, intermodal and coal together with higher fuel recovery.
Total expense decreased $68 million resulting from efficiency savings, the impact of prior year costs related to goodwill impairment and network disruptions, higher gains on property dispositions, and lower depreciation due to the equipment depreciation study. These and other decreases were largely offset by higher fuel prices, inflation, higher incentive compensation, and higher volume-related costs.
Interest expense was flat.
Other income - net was flat as higher interest income was offset by other non-significant items.
Income tax expense increased $226 million primarily due to higher earnings before income taxes.
CSX Q3 2026 Form 10-Q p.35

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

Prior Year Adjusted Operating Results
Management believes that adjusted operating income, adjusted operating margin, adjusted net earnings, and adjusted net earnings per share, assuming dilution are important in evaluating the Company's performance and for planning and forecasting future business operations and future profitability. These non-GAAP measures provide meaningful supplemental information regarding operating results because they exclude the third quarter 2025 non-cash impairment of the remaining amount of Quality Carriers' goodwill, which is a significant item that is not considered indicative of future financial trends. The goodwill impairment was tax-effected using rates reflective of the applicable tax amounts related to the impairment charge. These prior year adjusted results should be considered in addition to, rather than as a substitute for, the Company's GAAP operating results.

The following tables reconcile the Company's GAAP operating results to adjusted operating results (non-GAAP measures).

	Quarter Ended September 30, 2025
(Dollars in millions, except per share amounts)	Operating Income	Operating Margin	Net Earnings	Net Earnings Per Share, Assuming Dilution
GAAP Operating Results	$1,087	30.3%	$694	$0.37
Goodwill Impairment	164	4.6%	124	0.07
Adjusted Operating Results (non-GAAP)	$1,251	34.9%	$818	$0.44

	Nine Months Ended September 30, 2025
(Dollars in millions, except per share amounts)	Operating Income	Operating Margin	Net Earnings	Net Earnings Per Share, Assuming Dilution
GAAP Operating Results	$3,411	32.2%	$2,169	$1.16
Goodwill Impairment	164	1.6%	124	0.06
Adjusted Operating Results (non-GAAP)	$3,575	33.8%	$2,293	$1.22
CSX Q3 2026 Form 10-Q p.36

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

The increase in FCF before dividends of $1.6 billion from the prior year is primarily due to decreased property additions driven by completion of the Blue Ridge subdivision rebuild, prior year payments of previously postponed taxes, and higher cash-generating net earnings. Prior year property additions included $440 million related to rebuilding the Blue Ridge subdivision, which was reopened in September 2025.

The following table reconciles cash provided by operating activities (GAAP measure) to FCF before dividends (non-GAAP measure).

	Nine Months
(Dollars in Millions)	2026	2025
Net cash provided by operating activities	$4,216	$3,227
Property Additions	(1,712)	(2,225)
Proceeds and Advances from Property Dispositions	144	64
Free Cash Flow (before payment of dividends)	$2,648	$1,066
CSX Q3 2026 Form 10-Q p.37

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

In the third quarter of 2026, velocity decreased by 2% and dwell increased by 12% versus prior year. Carload trip plan performance decreased by 12% and intermodal trip plan performance decreased by 11%. The Company continues to focus on operational improvements and executing the operating plan to deliver safe, reliable, and efficient service to customers.

The Federal Railroad Administration (“FRA”) personal injury frequency index of 0.97 in third quarter 2026 improved 17% compared to prior year and the FRA train accident rate of 2.77 improved 5%. Safety is a top priority at CSX, and the Company is committed to reducing risk and enhancing the overall safety of its employees, customers, and communities in which it operates.

	Third Quarters			Nine Months
	2026	2025	Improvement / (Deterioration)	2026	2025	Improvement / (Deterioration)
Operations Performance
Train Velocity (Miles Per Hour)	18.6	18.9	(2)%	18.5	18.0	3%
Dwell (Hours)	10.6	9.5	(12)%	10.8	10.5	(3)%
Cars Online	128,828	121,278	(6)%	128,107	127,698	—%

On-Time Originations	69%	75%	(8)%	70%	71%	(1)%
On-Time Arrivals	56%	64%	(13)%	57%	59%	(3)%
Carload Trip Plan Performance	73%	83%	(12)%	73%	76%	(4)%
Intermodal Trip Plan Performance	83%	93%	(11)%	86%	91%	(5)%

Fuel Efficiency	0.92	0.94	2%	0.94	0.97	3%

Revenue Ton-Miles (Billions)
Merchandise	33.4	32.8	2%	100.4	98.3	2%
Coal	9.3	9.9	(6)%	26.9	27.6	(3)%
Intermodal	8.0	7.7	4%	23.4	22.3	5%
Total Revenue Ton-Miles	50.7	50.4	1%	150.7	148.2	2%

Total Gross Ton-Miles (Billions)	98.9	98.8	—%	292.1	292.3	—%

Safety
FRA Personal Injury Frequency Index	0.97	1.17	17%	0.85	1.04	18%
FRA Train Accident Rate	2.77	2.91	5%	2.86	3.53	19%
Certain operating statistics are estimated and can continue to be updated as actuals settle. The methodology for calculating train velocity, dwell, cars online and trip plan performance differs from that used by the Surface Transportation Board. The Company will continue to report these metrics to the Surface Transportation Board using the prescribed methodology.

CSX Q3 2026 Form 10-Q p.38

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
Revenue Ton-Miles (RTMs) - The movement of one revenue-producing ton of freight over a distance of one mile.
Gross Ton-Miles (GTMs) - The movement of one ton of train weight over one mile. GTMs are calculated by multiplying total train weight by distance the train moved. Total train weight is comprised of the weight of the freight cars and their contents.
FRA Personal Injury Frequency Index - Number of FRA-reportable injuries per 200,000 man-hours.
FRA Train Accident Rate - Number of FRA-reportable train accidents per million train-miles.
CSX Q3 2026 Form 10-Q p.39

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

Material Changes in Significant Cash Flows
    The following chart highlights the operating, investing and financing components of the net increase of $553 million and decrease of $321 million in cash and cash equivalents for the nine months ended September 30, 2026, and September 30, 2025, respectively.

•The Company generated $989 million more cash from operating activities primarily driven by higher cash-generating net earnings and net favorable working capital activities. Working capital changes included the impact of the prior year payment of postponed taxes, partially offset by the impact of higher accounts receivable commensurate with higher revenues.
•CSX used $238 million less cash for investing activities primarily due to lower property additions following the completion of the rebuilding of the Blue Ridge subdivision in prior year as well as increased proceeds from property dispositions in the current year. These decreases were partially offset by net purchases of short-term investments in 2026.
•The Company used $353 million more cash for financing activities as the prior year included proceeds from debt issuances compared with none in the current year. This decrease in proceeds was partially offset by lower share repurchases in the current year.

CSX Q3 2026 Form 10-Q p.40

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sources of Cash and Liquidity and Uses of Cash
As of the end of third quarter 2026, CSX had $1.6 billion of cash, cash equivalents and short-term investments. CSX uses current cash balances for general corporate purposes, which may include capital expenditures, working capital requirements, reduction or refinancing of outstanding indebtedness, redemptions and repurchases of CSX common stock, dividends to shareholders, acquisitions and other business opportunities, and contributions to the Company's qualified pension plan. See Note 7, Debt and Credit Agreements.

The Company has multiple sources of liquidity, including cash generated from operations and financing sources. The Company filed a shelf registration statement with the SEC on February 27, 2025, which may be used to issue debt or equity securities at CSX’s discretion, subject to market conditions and CSX Board authorization. While CSX seeks to give itself flexibility with respect to cash requirements, there can be no assurance that market conditions would permit CSX to sell such securities on acceptable terms at any given time, or at all. During the nine months ended September 30, 2026, CSX did not issue any long-term debt. As of September 30, 2026, approximately $1.7 billion of debt is classified as current. As described above, the Company has multiple sources of liquidity available to sufficiently address these obligations, including cash on hand, cash generated from operations, and access to financing sources.

CSX has a $1.2 billion unsecured, revolving credit facility backed by a diverse syndicate of banks that expires in February 2028. At September 30, 2026, the Company had no outstanding balances under this facility. The Company also has a commercial paper program, backed by the revolving credit facility, under which the Company may issue unsecured short-term commercial paper notes up to a maximum aggregate principal amount of $1.0 billion outstanding at any time. At September 30, 2026, the Company had no debt outstanding under the commercial paper program.

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

CSX Q3 2026 Form 10-Q p.41

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in the Consolidated Balance Sheets and Working Capital
Total assets increased $1.5 billion from year end primarily due to a $930 million increase in cash and short-term investments, a $331 million increase in net property consistent with planned capital expenditures, and a $187 million increase in accounts receivable commensurate with increased revenue.

Total liabilities increased $250 million from year end primarily due to a $116 million increase in deferred income taxes primarily driven by bonus tax depreciation. Increases in income and other taxes payable and interest payable were driven by the timing of payments. Total shareholders' equity increased $1.2 billion from year end primarily driven by net earnings of $2.9 billion, partially offset by share repurchases of $1.0 billion and dividends paid of $779 million.

Working capital is considered a measure of a company's ability to meet its short-term needs. CSX had a working capital deficit of $676 million as of September 30, 2026, and $583 million as of December 31, 2025. This deficit increase of $93 million since year end was primarily driven by a $1.0 billion reclass of long-term debt to current, partially offset by a $930 million increase in cash and short-term investments as noted above. The Company's working capital balance varies due to factors such as the timing of scheduled debt payments and changes in cash and cash equivalent balances as discussed above. The Company continues to maintain adequate liquidity to satisfy current liabilities and maturing obligations when they come due. CSX has sufficient financial capacity, including its revolving credit facility, commercial paper program and shelf registration statement to manage its day-to-day cash requirements and any anticipated obligations. The Company from time to time accesses the credit markets for additional liquidity.

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

LABOR AGREEMENTS
Approximately 16,400 of the Company's approximately 21,900 employees are members of a rail labor union and covered by national agreements with the Class I railroads or CSX-specific agreements. Agreements with an effective date of January 1, 2025, have been fully ratified by most unions, representing nearly 75% of the Company's unionized workforce. The remaining unionized employees are covered under previous agreements while negotiations take place since collective agreements under the Railway Labor Act do not expire, but continue until amended or replaced.
CSX Q3 2026 Form 10-Q p.42

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

CSX Q3 2026 Form 10-Q p.43

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
CSX Q3 2026 Form 10-Q p.44

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•labor and benefit costs and labor difficulties, including stoppages affecting either the Company's operations or customers' ability to deliver goods to the Company for shipment;
•the Company's success in implementing its strategic, financial and operational initiatives, including, but not limited to, acquisitions;
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
CSX Q3 2026 Form 10-Q p.45

CSX CORPORATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk from the information provided under Part II, Item 7A (Quantitative and Qualitative Disclosures about Market Risk) of CSX's most recent annual report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
As of September 30, 2026, under the supervision and with the participation of CSX's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that, as of September 30, 2026, the Company's disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in CSX's periodic SEC reports. There were no changes in the Company's internal controls over financial reporting during the third quarter of 2026 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

CSX Q3 2026 Form 10-Q p.46

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

Item 2. CSX Purchases of Equity Securities
During fourth quarter 2023, the Company began repurchasing shares under the $5 billion share repurchase program approved in October 2023. In May 2026, the Board of Directors authorized a new share repurchase program, providing $5 billion of incremental authority to that remaining under the existing October 2023 share repurchase program. Total repurchase authority remaining as of September 30, 2026, was $5.2 billion. For more information about share repurchases, see Note 2, Earnings Per Share. Share repurchase activity for the third quarter 2026 is shown below. Amounts exclude the impact of excise tax on net share repurchases imposed as part of the Inflation Reduction Act of 2022.

	CSX Purchases of Equity Securities for the Quarter
Third Quarter	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning Balance				$5,704,621,786
July 1 - July 31, 2026	1,920,999	$50.04	1,920,999	5,608,492,752
August 1 - August 31, 2026	2,446,096	50.73	2,446,096	5,484,402,354
September 1 - September 30, 2026	6,776,394	47.67	6,776,394	5,161,361,994
Ending Balance	11,143,489	$48.75	11,143,489	$5,161,361,994

CSX Q3 2026 Form 10-Q p.47

CSX CORPORATION
PART II

Item 3. Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
Not Applicable

Item 5. Other Information
During the third quarter of 2026, none of the Company's directors or officers adopted or terminated any "Rule 10b5-1 trading arrangement" or any "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.
CSX Q3 2026 Form 10-Q p.48

CSX CORPORATION
PART II

Item 6. Exhibits

Exhibit designation	Nature of exhibit	Previously filed as exhibit to

Officer certifications:
31*	Rule 13a-14(a) Certifications
32**	Section 1350 Certifications

Interactive data files:
101*
The following financial information from CSX Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, filed with the SEC on October 21, 2026, formatted in inline XBRL includes: (i) consolidated income statements for the quarters and nine months ended September 30, 2026, and September 30, 2025, (ii) condensed consolidated comprehensive income statements for the quarters and nine months ended September 30, 2026, and September 30, 2025, (iii) consolidated balance sheets at September 30, 2026, and December 31, 2025, (iv) consolidated cash flow statements for the nine months ended September 30, 2026, and September 30, 2025, (v) consolidated statements of changes in shareholders' equity for the quarters and nine months ended September 30, 2026, and September 30, 2025, and (vi) the notes to consolidated financial statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)

* Filed herewith
** Furnished herewith

CSX Q3 2026 Form 10-Q p.49

CSX CORPORATION
PART II

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSX CORPORATION
(Registrant)

By: /s/ ANGELA C. WILLIAMS
Angela C. Williams
Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Dated: October 21, 2026

CSX Q3 2026 Form 10-Q p.50